Form 10QSB
period 1996-06-30
OAK HILL FINANCIAL INC
filed 1996-08-12
CIK 949953

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                              --------------------------------
                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number     0-26876
                      -----------------

                            OAK HILL FINANCIAL, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                              31-1010517
- -------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

14621 State Route 93
Jackson, Ohio                                                    45640
- ---------------------                                          ----------
(Address of principal                                          (Zip Code)
executive office)

Registrant's telephone number, including area code: (614) 286-3283

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                          No
    ---                           ---
As of August 8, 1996, the latest practicable date, 2,872,500 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.


                             Page 1 of 16 pages

                            Oak Hill Financial, Inc.

                                     INDEX

                                                                      Page
                                                                      ----
PART I -        FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition          3

                Consolidated Statements of Earnings                     5

                Consolidated Statements of Cash Flows                   6

                Notes to Consolidated Financial Statements              8

                Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                             10


PART II -       OTHER INFORMATION                                      14

SIGNATURES                                                             16

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                                                      JUNE 30,            DECEMBER 31,
        ASSETS                                                                           1996                    1995
Cash and due from banks                                                              $  6,200                $  6,250
Federal funds sold                                                                      2,492                  10,557
Investment securities designated as available for sale - at market                     37,818                  25,755

Mortgage-backed securities designated as available for sale - at market                 4,378                   4,146
Loans receivable - net                                                                167,357                 157,615
Loans held for sale - at lower of cost or market                                          173                     177
Office premises and equipment - net                                                     3,216                   2,788

Federal Home Loan Bank stock - at cost                                                  1,100                     914
Accrued interest receivable                                                             1,400                   1,266

Prepaid expenses and other assets                                                         278                     232
Deferred federal income taxes                                                             778                     629
                                                                                     --------                --------
        Total assets                                                                 $225,190                $210,329
                                                                                     ========                ========


        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 JUNE 30,              DECEMBER 31,
                                                                                    1996                      1995
Deposits                                                                        $192,994                  $181,889

Advances from the Federal Home Loan Bank                                          10,038                     7,529
Accrued interest payable and other liabilities                                       631                       456
Federal income taxes payable                                                           -                        29
Dividends payable                                                                    144                         -
                                                                                --------                  --------
        Total liabilities                                                        203,807                   189,903


Stockholders' equity
 Common stock - $.50 stated value; authorized 5,000,000 shares, 2,883,700
    shares issued at June 30, 1996 and December 31, 1995                           1,442                     1,442
 Additional paid-in capital                                                        4,218                     4,217
 Retained earnings                                                                15,966                    14,685
 Treasury stock (11,200 shares at cost)                                              (28)                      (28)
 Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                            (215)                      110
                                                                                --------                  --------
        Total stockholders' equity                                                21,383                    20,426
                                                                                --------                  --------
        Total liabilities and stockholders' equity                              $225,190                  $210,329
                                                                                ========                  ========

                                                                4

                            Oak Hill Financial, Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                       (In thousands, except share data)

                                                                         Six Months                  Three Months
                                                                           Ended                        Ended
                                                                          June 30,                     June 30,
                                                                    1996           1995           1996          1995
Interest income
  Loans                                                           $7,768         $6,458         $3,906         $3,429
  Investment securities                                            1,163            965            596            505
  Interest-bearing deposits and other                                311            365            189            217
                                                                  ------         ------         ------         ------
                 Total interest income                             9,242          7,788          4,691          4,151

Interest expense
  Deposits                                                         3,998          3,653          1,994          1,942
  Borrowings                                                         347            351            176            201
                                                                  ------         ------         ------         ------
                 Total interest expense                            4,345          4,004          2,170          2,143
                                                                  ------         ------         ------         ------

                 Net interest income                               4,897          3,784          2,521          2,008


Provision for losses on loans                                        292              -            154            (29)
                                                                  ------         ------         ------         ------

                 Net interest income after
                 provision for losses on loans                     4,605          3,784          2,367          2,037

Other income
 Gain on sale of loans                                                52             16             28             13
 Gain(loss) on sale of securities designated as available for sale    27           (114)             -              5
 Service fees, charges and other operating                           532            454            273            234
                                                                  ------         ------         ------         ------
                 Total other income                                  611            356            301            252

General, administrative and other expense
 Employee compensation and benefits                                1,617          1,249            804            676
 Occupancy and equipment                                             409            383            187            166
 Federal deposit insurance premiums                                    1            183              1             91
 Franchise taxes                                                     150            119             67             59
 Other operating                                                     729            523            419            237
                                                                  ------         ------         ------         ------

                 Total general, administrative
                  and other expense                                2,906          2,457          1,478          1,229
                                                                  ------         ------         ------         ------

                 Earnings before income taxes                      2,310          1,683          1,190          1,060

Federal income taxes
  Current                                                            721            545            391            159
  Deferred                                                            19             18              3            144
                                                                  ------         ------         ------         ------
                 Total federal income taxes                          740            563            394            303
                                                                  ------         ------         ------         ------

                 NET EARNINGS                                     $1,570         $1,120         $  796         $  760
                                                                  ======         ======         ======         ======

                 EARNINGS PER SHARE                                 $.55           $.49           $.28           $.33
                                                                  ======         ======         ======         ======


                            Oak Hill Financial, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended June 30,
                                 (In thousands)

                                                                                                           1996           1995
Cash flows from activities:
  Net earnings for the period                                                                          $  1,570       $  1,120
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                                                          182            170
     Amortization of premium (discount) on investment and mortgage-backed securities-net                    (22)             2
     Amortization of deferred loan origination costs                                                         66             98
     Federal Home Loan Bank stock dividends                                                                 (55)           (25)
     Loans originated for sale in secondary market                                                       (5,212)           991
     Proceeds from sale of loans in the secondary market                                                  5,268           (956)
     Gain on sale of loans                                                                                  (52)             -
     Provision for losses on loans                                                                          292            114
     Gain on sale of investment and mortgage-backed securities                                              (27)             -
     Gain on sale of office equipment                                                                        (7)             -
 Increase(decrease) in cash due to changes in:
    Accrued interest receivable                                                                            (134)           (63)
     Prepaid expenses and other assets                                                                      (46)          (268)
     Accrued expenses and other liabilities                                                                 316            103
     Federal income taxes
       Current                                                                                              (26)           367
       Deferred                                                                                              19             18
                                                                                                       --------       --------
        Net cash provided by operating activities                                                         2,132          1,655

Cash flows provided by (used in) investing activities:
   Loan principal repayments                                                                             43,193         20,993
   Loan disbursements                                                                                   (53,293)       (31,336)
   Principal repayments on mortgage-backed securities                                                       722          1,160
   Proceeds from maturity and redemption of investment securities                                         8,292          2,300
   Proceeds from sale of investment and mortgage-backed
    securities designated as available for sale                                                           1,966          6,231
   Purchase of office premises and equipment                                                               (635)          (317)
   Proceeds from sale of office equipment                                                                    32              -
   Purchase of investment securities designated as available for sale                                   (22,687)        (4,024)
   Purchase of mortgage-backed securities designated as available for sale                               (1,031)             -
   Purchase of Federal Home Loan Bank stock                                                                (131)          (372)
   Increase (decrease) in federal funds sold - net                                                        8,065        (16,515)
                                                                                                       --------       --------
        Net cash used in investing activities                                                           (15,507)       (21,880)
                                                                                                       --------       --------

        Net cash used in operating and investing
          activities (balance carried forward)                                                          (13,375)       (20,225)
                                                                                                       --------       --------



                            Oak Hill Financial, Inc.

                       For the six months ended June 30,
                                 (In thousands)

                                                                                     1996           1995
        Net cash used in operating and investing
          activities (balance brought forward)                                   $(13,375)      $(20,225)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                 11,105         17,043
  Proceeds from Federal Home Loan Bank advances                                     3,000          7,000
  Repayment of Federal Home Loan Bank advances                                       (491)        (3,350)
  Dividends paid on common shares                                                    (289)          (148)
  Proceeds from exercise of stock options                                               -            (62)
  Repayments of notes payable                                                           -        (21,100)
                                                                                 --------       --------
        Net cash provided by financing activities                                  13,325         18,507
                                                                                 --------       --------

Net decrease in cash and cash equivalents                                             (50)        (1,718)
Cash and cash equivalents at beginning of period                                    6,250          6,672
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $  6,200       $  4,954
                                                                                 --------       --------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                         $    746       $    177
                                                                                 ========       ========

    Interest on deposits and borrowed money                                      $  4,363       $  3,926
                                                                                 ========       ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains(losses)on securities designated as available
    for sale, net of related tax effects                                         $   (324)      $    297
                                                                                 ========       ========



                            OAK HILL FINANCIAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.      Basis of Presentation
        ---------------------

        The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 1996 and 1995, are not necessarily indicative of the results which may be expected for the entire year.

2.      Principles of Consolidation
        ---------------------------

        The consolidated financial statements include the accounts of Oak Hill Financial, Inc. (the "Company") and its wholly owned subsidiary Oak Hill Banks (the "Bank"). All significant intercompany balances and transactions have been eliminated.

3.      Earnings Per Share
        ------------------

        Earnings per share for each of the three and six month periods ended June 30, 1996 is based on 2,872,500 weighted average shares outstanding. Earnings per share for each of the three and six month periods ended June 30, 1995 is based on 2,302,300 weighted average shares outstanding.

4.      Effects of Recent Accounting Pronouncements
        -------------------------------------------

        In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 122 "Accounting for Mortgage Servicing Rights", which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights.

                            OAK HILL FINANCIAL, INC.

4.      Effects of Recent Accounting Pronouncements (continued)
        -------------------------------------------

        SFAS No. 122 requires that securitizations of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value.

        SFAS No. 122 is applicable to fiscal years beginning after December 15, 1995, (January 1, 1996, as to the Company) to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited. Management adopted SFAS No. 122 on January 1, 1996 without material effect on the Company's consolidated financial position or results of operations.

        In October 1995, the FASB issued SFAS No. 123 entitled "Accounting for Stock-Based Compensation". SFAS No. 123 recognizes the fair value of an award of stock or stock options on the grant date and is required to be adopted in 1996, although earlier application is permitted. Management does not believe that adoption of SFAS No. 123 will have a material adverse effect on consolidated financial position or results of operations.

                            OAK HILL FINANCIAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1996 and 1995

Financial Condition
- -------------------

        At June 30, 1996, the Company had total assets of $225.2 million, an increase of approximately $14.9 million, or 7.1%, from December 31, 1995. The increase in total assets was funded primarily by growth in the deposit portfolio of $11.1 million, an increase in Federal Home Loan Bank advances of $2.5 million and undistributed net earnings of $1.3 million.

        Cash, federal funds sold, investment securities and mortgage-backed securities totaled $50.1 million at June 30, 1996, an increase of $4.2 million, or 8.9%, over December 31, 1995 levels. The increase reflects management's efforts to maintain adequate levels of liquidity while maximizing yield on short-term investments.

        Loans receivable and loans held for sale totaled $167.5 million at June 30, 1996, an increase of $9.7 million, or 6.2%, over the total at December 31, 1995. Loan disbursements totaled approximately $58.5 million during the 1996 six month period, while principal repayments and sales amounted to $43.2 million and $5.3 million, respectively.

        The Company's allowance for loan losses amounted to $2.3 million at June 30, 1996, an increase of $135,000 or 6.3% over the total at December 31, 1995. The allowance for loan losses represented 1.35% of the total loan portfolio at June 30, 1996, as compared to 1.33% at December 31, 1995. The Company's allowance represented 229.9% and 189.3% of non-performing loans, which totaled $984,000 and $1.1 million at June 30, 1996 and December 31, 1995, respectively.

        The deposit portfolio totaled $193.0 million at June 30, 1996, an increase of $11.1 million, or 6.1%, over December 31, 1995 levels. The increase resulted from management's marketing efforts and continued growth at newer branch facilities.

        The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 1996, the Bank's regulatory capital substantially exceeded all regulatory capital requirements.

Comparison of Results of Operations for the Six Month Periods Ended
- -------------------------------------------------------------------
June 30, 1996 and 1995
- -----------------------

General
- -------

        Net earnings for the six months ended June 30, 1996 totaled $1.6 million, an increase of $450,000, or 40.2%, over the $1.1 million in net earnings reported in the comparable 1995 period. The increase in earnings in the 1996 period is primarily attributable to a $821,000 increase in net interest income after provision for losses on loans, a $255,000 increase in other income and a $182,000 decrease in the federal deposit insurance premiums, which were partially offset by a $631,000 increase in general, administrative and other expenses and a $177,000 increase in the provision for federal income taxes.

                            Oak Hill Financial, Inc.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Results of Operations for the Six Month Periods Ended
- -------------------------------------------------------------------
June 30, 1996 and 1995 (continued)
- ----------------------

Net Interest Income
- -------------------

        Total interest income for the six months ended June 30, 1996 increased by $1.5 million, or 18.7%, generally reflecting the effects of growth in interest-earning assets from $185.8 million to $205.8 million for the six month periods ending June 30, 1995 and 1996, respectively, coupled with an increase in the weighted-average yield year-to-year. Similarly, total interest expense increased for the six months ended June 30, 1996 by $341,000 or 8.5%, also reflecting the growth in interest-bearing liabilities from $172.2 million to $190.8 million, as well as an increase in the weighted-average cost of funds, during the respective six month periods.

Provision for Losses on Loans
- -----------------------------

        The provision for losses on loans totaled $292,000 for the six months ended June 30, 1996, an increase of $292,000 from the comparable 1995 period. The increase in the provision for 1996 was primarily attributable to growth in the loan portfolio year-to-year.

Other Income
- ------------

        Other income increased for the six months ended June 30, 1996 by $255,000, or 71.6%, over the comparable 1995 period. The increase in other income is primarily attributable to a $78,000, or 17.2%, increase in service fees, charges and other operating income and a $36,000 increase in gain on sale of loans and an increase of $141,000 in gain on the sale of securities designated as available for sale.

General, Administrative and Other Expense
- -----------------------------------------

        General, administrative and other expense increased for the six months ended June 30, 1996 by $449,000, or 18.3%. The increase is due primarily to a $368,000, or 29.5%, increase in employee compensation and benefits, a $26,000 or 6.8%, increase in occupancy and equipment, a $31,000 or 26.1%, increase in franchise taxes and a $206,000 or 39.4% increase in other expense, which were partially offset by a $182,000, or 99.5%, decrease in federal deposit insurance premiums.

        The increase in employee compensation and benefits is due primarily to normal merit increases and additional personnel costs associated with new branch openings, which were partially offset by an increase in deferred costs related to greater lending volume year-to-year. The increase in office occupancy and equipment resulted primarily from the addition of in house computer software and equipment, while the increase in franchise taxes resulted from greater levels of stockholders' equity in 1996. The decline in federal deposit insurance premiums resulted from lower premium rates assessed in 1996. The increase in other operating expense resulted primarily from additional professional, reporting and shareholder marketing fees associated with the reporting requirements of a public stock company.

                            OAK HILL FINANCIAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Results of Operations for the Six Month Periods Ended
- -------------------------------------------------------------------
June 30, 1996 and 1995 (continued)
- ----------------------


Federal Income Taxes
- --------------------

        The provision for Federal income taxes increased by $177,000, or 31.4%, during the six months ended June 30, 1996, as compared to the same period in 1995. The effective tax rates were 32.0% and 33.5% for the 1996 and 1995 periods, respectively.


Comparison of Results of Operations for the Three Month Periods Ended June 30,
- ------------------------------------------------------------------------------
1996 and 1995
- -------------

General
- -------

        Net earning for the three months ended June 30, 1996 totaled $796,000, an increase of $36,000, or 4.7%, over the $760,000 in net earnings reported in the comparable 1995 period. The increase in net earnings is primarily attributable to an increase in net interest income after provision for losses on loans of $330,000, an increase in other income of $49,000, which were partially offset by an increase in general, administrative and other expenses of $249,000 and an increase in federal income tax provision of $91,000.

Net Interest Income
- -------------------

        Total interest income for the three months ended June 30, 1996 totaled $4.7 million, an increase of $540,000 or 13.0% over the comparable 1995 quarter. As stated previously, such increase is primarily attributable to growth in outstanding interest-earning assets, coupled with an increase in yield year-to-year. Total interest expense increased $27,000 or 1.3%, for the three months ended June 30, 1996. The increase was primarily attributable to the growth of interest-bearing liabilities, as well as an increase in the cost of funds year to year.

Provision for Losses on Loans
- -----------------------------

        The provision for losses on loans increased during the three months ended June 30, 1996 by $183,000. This increase is primarily attributable to the growth in the loan portfolio year-to-year.

Other Income
- ------------

        Other income increased for the quarter ended June 30, 1996 by $49,000, or 19.4%, as compared to the 1995 quarter. The increase is attributable to a $15,000 increase in the gain on sale of loans and $39,000 increase in service fees, charges and other operating income.

                            OAK HILL FINANCIAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Results of Operations for the Three Month Periods Ended June 30,
- ------------------------------------------------------------------------------
1996 and 1995 (continued)
- -------------

General, Administrative and Other Expense
- -----------------------------------------

        General, administrative and other expense increased $249,000, or 20.3%, during the three months ended June 30, 1996. The increase is primarily attributable to a $128,000 or 18.9% increase in employee compensation and benefits and a $182,000 or 76.8%, increase in other operating expense, which were partially offset by a $90,000 or 98.9% decrease in federal deposit insurance premiums and an $8,000 or 13.6% increase in franchise taxes.

        The increase in employee compensation and benefits is due primarily to normal merit increases and additional personnel costs associated with new branch openings. The increase in other operating expense resulted primarily from additional professional, reporting and shareholder marketing fees associated with the reporting requirements with a public stock company.

Federal Income Taxes
- --------------------

        The provision for federal income taxes increased for the three months ended June 30, 1996 by $91,000, or 30.0%. The effective tax rates for the three month periods ended June 30, 1996 and 1995, were 33.1% and 28.6%, respectively.

                           OAK HILL FINANCIAL, INC.

                                   PART II


ITEM 1. Legal Proceedings
        -----------------
        Not applicable


ITEM 2. Changes in Securities
        ---------------------
        Not applicable


ITEM 3. Defaults Upon Senior Securities
        -------------------------------
        Not applicable


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        (a) The Company held its 1996 Annual Meeting of Shareholders April 30, 1996. Holders of 2,608,082 Common Shares of the Company were present representing 90.8% of the Company's 2,872,500 Common Shares outstanding.

        (b) and (c) The following persons were elected as Class II members of the Company's Board of Directors to serve until the 1998 Annual meeting or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

                    Name                        Votes For         Votes Withheld
                    ----                        ---------         --------------

                    Barry M. Dorsey, Ph.D.      2,735,368              7,190

                    Rick A. McNelly             2,735,368              7,190

                    Donald R. Seigneur          2,735,368              7,190

                    H. Grant Stephenson         2,735,368              7,190

        The continuing Class I directors, whose terms expire at the 1997 annual meeting are: Evan E. Davis, John D. Kidd and Richard P. LeGrand.

        The proposal for the ratification of the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending December 31, 1996 was approved with 2,731,863 votes FOR, 1,240 votes AGAINST and 9,455 votes ABSTAIN.

        (d)  Not applicable.


ITEM 5. Other Information
        -----------------

        None

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------
        None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 8, 1996                  By: /s/ John D. Kidd
     -------------------                   ----------------------
                                            John D. Kidd
                                            President


Date:   August 8, 1996                  By: /s/ H. Tim Bichsel
     -------------------                   ----------------------
                                            H. Tim Bichsel
                                            Chief Financial Officer