Form 10QSB
period 1996-09-30
OAK HILL FINANCIAL INC
filed 1996-11-12
CIK 949953

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1996
                               -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number     0-26876
                       ---------------

                            OAK HILL FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                                31-1010517
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

14621 State Route 93
Jackson, Ohio                                                 45640
---------------------                                     -------------
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

Yes [X]   No [ ]

As of November 6, 1996, the latest practicable date, 2,873,500 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.


                               Page 1 of 16 pages

                            Oak Hill Financial, Inc.

                                      INDEX

                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                      3

          Consolidated Statements of Earnings                                 5

          Consolidated Statements of Cash Flows                               6

          Notes to Consolidated Financial Statements                          8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                         11


PART II - OTHER INFORMATION                                                  15

SIGNATURES                                                                   16

                            OAK HILL FINANCIAL, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                   SEPTEMBER 30,     DECEMBER 31,
     ASSETS                                                 1996             1995
Cash and due from banks                                 $  7,502         $  6,250
Federal funds                                              2,796           10,557
Investment securities designated as
     available for sale - at market                       37,013           25,755

Mortgage-backed securities designated
     as available for sale - at market                     4,052            4,146
Loans receivable - net                                   178,242          157,615
Loans held for sale - at lower of cost or market             139              177
Office premises and equipment - net                        3,212            2,788

Federal Home Loan Bank stock - at cost                     1,557              914
Accrued interest receivable                                1,433            1,266

Prepaid expenses and other assets                            235              232
Deferred federal income taxes                                787              629
                                                        --------         --------

     Total assets                                       $236,968         $210,329
                                                        ========         ========

                            OAK HILL FINANCIAL, INC.

                        (In thousands, except share data)

                                                                  SEPTEMBER 30,   DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                       1996          1995

Deposits                                                              $202,021       $181,889
Advances from the Federal Home Loan Bank                                11,871          7,529
Accrued interest payable and other liabilities                             755            456
Federal income taxes payable                                                62             29
Dividends payable                                                          144             --
                                                                      --------       --------

               Total liabilities                                       214,853        189,903


Stockholders' equity
Common stock - $.50 stated value; authorized
     5,000,000 shares, 2,884,700 and 2,883,700
     shares issued at September 30, 1996 and
     December 31, 1995, respectively                                1,442          1,442
Additional paid-in capital                                          4,227          4,217
Retained earnings                                                  16,632         14,685
Treasury stock (11,200 shares at cost)                                (28)           (28)
Unrealized gains (losses) on securities designated
     as available for sale, net of related tax effects               (158)           110
                                                                 --------       --------

          Total stockholders' equity                               22,115         20,426
                                                                 --------       --------

          Total liabilities and stockholders' equity             $236,968       $210,329
                                                                 ========       ========

                            OAK HILL FINANCIAL, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                            NINE MONTHS             THREE MONTHS
                                                               ENDED                    ENDED
                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                          1996         1995         1996         1995
Interest income
     Loans                                             $11,925      $10,029      $ 4,157      $ 3,571
     Investment securities                               1,829        1,502          666          537
     Interest-bearing deposits and other                   387          523           76          158
                                                       -------      -------      -------      -------
          Total interest income                         14,141       12,054        4,899        4,266
Interest expense
     Deposits                                            6,032        5,635        2,034        1,982
     Borrowings                                            559          510          212          159
                                                       -------      -------      -------      -------
          Total interest expense                         6,591        6,145        2,246        2,141
                                                       -------      -------      -------      -------

          Net interest income                            7,550        5,909        2,653        2,125


Provision for losses on loans                              535          200          243          200
                                                       -------      -------      -------      -------

          Net interest income after
               provision for losses on loans             7,015        5,709        2,410        1,925

Other income
     Gain on sale of loans                                  66           52           13           36
     Gain (loss) on sale of securities designated
          as available for sale                             27         (114)          --           --
     Service fees, charges and other operating             816          693          284          239
                                                       -------      -------      -------      -------
          Total other income                               909          631          297          275

General, administrative and other expense
     Employee compensation and benefits                  2,481        2,148          864          899
     Occupancy and equipment                               640          553          231          170
     Federal deposit insurance premiums                      1          174           --           (9)
     Franchise taxes                                       217          177           67           58
     Other operating                                     1,054          820          324          297
                                                       -------      -------      -------      -------

          Total general, administrative
               and other expense                         4,393        3,872        1,486        1,415
                                                       -------      -------      -------      -------

          Earnings before income taxes                   3,531        2,468        1,221          785
Federal income taxes
     Current                                             1,173          771          451          226
     Deferred                                              (20)          57          (39)          39
                                                       -------      -------      -------      -------
          Total federal income taxes                     1,153          828          412          265
                                                       -------      -------      -------      -------

          NET EARNINGS                                 $ 2,378      $ 1,640      $   809      $   520
                                                       =======      =======      =======      =======

          EARNINGS PER SHARE                              $.83         $.70         $.28         $.22
                                                          ====         ====         ====         ====

                            OAK HILL FINANCIAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                     1996          1995
Cash flows from activities:
     Net earnings for the period                                                   $2,378      $  1,640
     Adjustments to reconcile net earnings to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                               290           258
          Amortization of premium (discount) on investment
               and mortgage-backed securities-net                                     (33)            4
          Amortization of deferred loan origination costs                              47           149
          Federal Home Loan Bank stock dividends                                      (82)          (40)
          Loans originated for sale in secondary market                            (5,939)       (2,972)
          Proceeds from sale of loans in the secondary market                       6,043         3,054
          (Gain) loss on sale of loans                                                (66)          (52)
          Provision for losses on loans                                               535           200
          Gain on sale of investment and mortgage-backed securities                   (27)          114
          Gain on sale of office equipment                                             (7)           --
          Increase(decrease) in cash due to changes in:
          Accrued interest receivable                                                (168)         (190)
          Prepaid expenses and other assets                                            (3)           37
          Accrued expenses and other liabilities                                      444           (74)
          Federal income taxes
               Current                                                                 33            43
               Deferred                                                               (20)           57
                                                                                  -------      --------
                    Net cash provided by operating activities                       3,425         2,228

Cash flows provided by (used in) investing activities:
     Loan principal repayments                                                     64,432        40,607
     Loan disbursements                                                           (85,641)      (56,951)
     Principal repayments on mortgage-backed securities                             1,042         1,350
     Proceeds from maturity and redemption of  investment securities               11,472         4,300
     Proceeds from sale of investment and mortgage-backed
          securities designated as available for sale                               1,973         6,231
     Purchase of office premises and equipment                                       (739)         (672)
     Proceeds from sale of office equipment                                            32            --
     Purchase of investment securities designated as available for sale           (24,965)      (11,991)
     Purchase of mortgage-backed securities designated as available for sale       (1,031)           --
     Purchase of  Federal Home Loan Bank stock                                       (561)         (372)
     Increase (decrease) in federal funds sold - net                                7,761        (7,568)
                                                                                  -------      --------
               Net cash used in investing activities                              (26,225)      (25,066)
                                                                                  -------      --------
               Net cash used in operating and investing
                    activities (balance carried forward)                          (22,800)      (22,838)
                                                                                  -------      --------

                            OAK HILL FINANCIAL, INC.

                     For the nine months ended September 30,
                                 (In thousands)

                                                                            1996           1995
          Net cash used in operating and investing
               activities (balance brought forward)                     $(22,800)     $(22,838)

Cash flows provided by (used in) financing activities:
     Net increase in deposit accounts                                     20,132        20,507
     Proceeds from Federal Home Loan Bank advances                        14,043         7,000
     Repayment of Federal Home Loan Bank advances                         (9,701)       (3,953)
     Dividends paid on common shares                                        (432)         (148)
     Proceeds from exercise of stock options                                  10           504
     Proceeds from sale of treasury stock                                     --            20
     Repayments of notes payable                                              --        (2,100)
     Issuance of Restricted Shares under the 1993 Stock Option Plan           --           310
                                                                        --------      --------
          Net cash provided by financing activities                       24,052        22,140
                                                                        --------      --------

Net increase (decrease) in cash and cash equivalents                       1,252          (698)
Cash and cash equivalents at beginning of period                           6,250         6,672
                                                                        --------      --------

Cash and cash equivalents at end of period                              $  7,502      $  5,974
                                                                        ========      ========


Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Federal income taxes                                          $  1,139      $    571
                                                                        ========      ========
     Interest on deposits and borrowed money                            $  6,571      $  6,069
                                                                        ========      ========

Supplemental disclosure of noncash investing activities:
     Unrealized gains (losses) on securities designated
          as available for sale, net of related tax effects                $(268)         $294
                                                                           =====          ====

                            OAK HILL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Oak Hill Financial, Inc.'s (the "Company") included in it's Annual Report on Form 10-KSB for the year ended December 31, 1995. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1996 and 1995, are not necessarily indicative of the results which may be expected for the entire year.

2. PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Oak Hill Banks (the "Bank"). All significant intercompany balances and transactions have been eliminated.

3. EARNINGS PER SHARE

   Earnings per share for each of the three and nine month periods ended September 30, 1996 is based on 2,873,500 and 2,872,833 weighted average shares outstanding, respectively. Earnings per share for each of the three and nine month periods ended September 30, 1995 is based on 2,379,300 and 2,331,700 weighted average shares outstanding, respectively.

4. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

   SFAS No. 122 requires that securitizations of mortgage backed loans be accounted for as sales of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value.

                            OAK HILL FINANCIAL, INC.

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

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the financial statement date. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995, although companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Company will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial position or results of operations.

   In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the sellers disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfer involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

                            OAK HILL FINANCIAL, INC.

   As entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

   The Statements provide that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

   SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Company's consolidated financial position or results of operations.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1996 and 1995

FINANCIAL CONDITION

     At September 30, 1996, the Company had total assets of $237.0 million, an increase of approximately $26.6 million, or 12.7%, from December 31, 1995. The increase in total assets was funded primarily by growth in the deposit portfolio of $20.1 million, an increase in Federal Home Loan Bank advances of $4.3 million and undistributed net earnings of $1.9 million.

     Cash, federal funds sold, investment securities and mortgage-backed securities totaled $51.4 million at September 30, 1996, an increase of $4.7 million, or 10.0%, over December 31, 1995 levels. The increase reflects management's efforts to maintain adequate levels of liquidity while maximizing yield on short-term investments.

     Loans receivable and loans held for sale totaled $178.4 million at September 30, 1996, an increase of $20.6 million, or 13.0%, over the total at December 31, 1995. Loan disbursements totaled approximately $91.6 million during the 1996 nine month period, while principal repayments and sales amounted to $64.4 million and $5.9 million, respectively.

     The Company's allowance for loan losses amounted to $2.5 million at September 30, 1996, an increase of $332,000 or 15.6% over the total at December 31, 1995. The allowance for loan losses represented 1.38% of the total loan portfolio at September 30, 1996, as compared to 1.33% at December 31, 1995. The Company's allowance represented 352.2% and 189.3% of non-performing loans, which totaled $715,000 and $1.1 million at September 30, 1996 and December 31, 1995, respectively. Although management believes that its allowance for loan losses at September 30, 1996, was adequate based on facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporations' results of operations.

     The deposit portfolio totaled $202.0 million at September 30, 1996, an increase of $20.1 million, or 11.1%, over December 31, 1995 levels. The increase resulted primarily from management's marketing efforts and continued growth at newer branch facilities.

     The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 1996, the Bank's regulatory capital substantially exceeded all regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL

     Net earnings for the nine months ended September 30, 1996, totaled $2.4 million, an increase of $738,000, or 45.0%, over the $1.6 million in net earnings reported in the comparable 1995 period. The increase in earnings in the 1996 period is primarily attributable to a $1.3 million increase in net interest income after provision for losses on loans, a $278,000 increase in other income and a $173,000 decrease in federal deposit insurance premiums, which were partially offset by a $694,000 increase in general, administrative and other expenses and a $325,000 increase in the provision for federal income taxes.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 (continued)

NET INTEREST INCOME

     Total interest income for the nine months ended September 30, 1996 increased by $2.1 million, or 17.3%, generally reflecting the effects of growth in interest-earning assets from $198.8 million to $226.4 million for the nine month periods ending September 30, 1995 and 1996, respectively, coupled with an increase in the weighted-average yield year-to-year. Similarly, total interest expense increased for the nine months ended September 30, 1996 by $446,000 or 7.3%, also reflecting the growth in interest-bearing liabilities from $173.9 million to $192.6 million, as well as an increase in the weighted-average cost of funds, during the respective nine month periods.

PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans totaled $535,000 for the nine months ended September 30, 1996, an increase of $335,000 from the comparable 1995 period. The increase in the provision for 1996 was primarily attributable to growth in the loan portfolio year-to-year. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming loans in the future.

OTHER INCOME

     Other income increased for the nine months ended September 30, 1996 by $278,000, or 44.1%, over the comparable 1995 period. The increase in other income is primarily attributable to a $123,000, or 17.7%, increase in service fees, charges and other operating income, a $14,000 increase in gain on sale of loans and an increase of $141,000 in gain on the sale of securities designated as available for sale.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

     General, administrative and other expense increased for the nine months ended September 30, 1996 by $521,000, or 13.5%. The increase is due primarily to a $333,000, or 15.5%, increase in employee compensation and benefits, an $87,000 or 15.7%, increase in occupancy and equipment, a $40,000 or 22.6%, increase in franchise taxes and a $234,000 or 28.5% increase in other expense, which were partially offset by a $173,000, or 99.4%, decrease in federal deposit insurance premiums.

     The increase in employee compensation and benefits is due primarily to normal merit increases and additional personnel costs associated with new branch openings, which were partially offset by an increase in deferred loan origination costs related to greater lending volume year-to-year. The increase in office occupancy and equipment resulted primarily from the addition of computer software and equipment, while the increase in franchise taxes resulted from greater levels of stockholders' equity in 1996. The decline in federal deposit insurance premiums resulted from lower premium rates assessed in 1996. The increase in other operating expense resulted primarily from additional professional, reporting and shareholder marketing fees associated with the reporting requirements of a public stock company.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 (CONTINUED)

FEDERAL INCOME TAXES

     The provision for federal income taxes increased by $325,000, or 39.3%, during the nine months ended September 30, 1996, as compared to the same period in 1995. The effective tax rates were 32.7% and 33.5% for the 1996 and 1995 periods, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL

     Net earnings for the three months ended September 30, 1996 totaled $809,000, an increase of $289,000, or 55.6%, over the $520,000 in net earnings reported in the comparable 1995 period. The increase in net earnings is primarily attributable to an increase in net interest income after provision for losses on loans of $485,000 and an increase in other income of $22,000, which were partially offset by an increase in general, administrative and other expenses of $71,000 and an increase in the provision for federal income taxes of $147,000.

NET INTEREST INCOME

     Total interest income for the three months ended September 30, 1996 totaled $4.9 million, an increase of $633,000, or 14.8%, over the comparable 1995 quarter. As stated previously, such increase is primarily attributable to growth in outstanding interest-earning assets, coupled with an increase in yield year-to-year. Total interest expense increased $105,000 or 4.9%, for the three months ended September 30, 1996. The increase was primarily attributable to the growth of interest-bearing liabilities, as well as an increase in the cost of funds year to year.

PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans increased during the three months ended September 30, 1996 by $43,000, or 21.5%, over the comparable 1995 quarter. This increase is primarily attributable to the growth in the loan portfolio year-to-year.

OTHER INCOME

     Other income increased for the quarter ended September 30, 1996 by $22,000, or 8.0%, as compared to the 1995 quarter. The increase is attributable to a $45,000 increase in service fees, charges and other operating income, which was partially offset by a decrease of $23,000 in gain on the sale of loans.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 (continued)

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

     General administrative and other expense increased $71,000, or 5.0%, during the three months ended September 30, 1996. The increase is primarily attributable to a $61,000, or 35.9%, increase in occupancy and equipment expense and a $27,000, or 9.1%, increase in other operating expense, which were partially offset by a decrease of $35,000, or 3.9%, in employee compensation and benefits.

     The decrease in employee compensation and benefits is primarily due to an increase in deferred costs related to greater lending volume year to year. The increase in occupancy and equipment was due primarily to additional computer related purchases and costs related to the addition of a new ATM installation and to the opening of a new loan origination office.

FEDERAL INCOME TAXES

     The provision for federal income taxes increased for the three months ended September 30, 1996 by $147,000, or 55.5%. The effective tax rates for the three month periods ended September 30, 1996 and 1995, were 33.7% and 33.8%, respectively.

                            OAK HILL FINANCIAL, INC.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

        Not applicable


ITEM 2. CHANGES IN SECURITIES

        Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable


ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
            27-Financial Data Schedule

        (b) Reports on Form 8-K
            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 7, 1996                  By: /s/ John D. Kidd
      ----------------                     -------------------------------------
                                           John D. Kidd
                                           President


Date: November 6, 1996                  By: /s/ H. Tim Bichsel
      ----------------                     -------------------------------------
                                           H. Tim Bichsel
                                           Chief Financial Officer