Form 10KSB
period 1996-12-31
OAK HILL FINANCIAL INC
filed 1997-03-31
CIK 949953

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                             -----------------------
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                       Commission File Number 0-26876

                            OAK HILL FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


              Ohio                                             31-1010517
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

    14621 State Route 93
         Jackson, Ohio                                             45640
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (614) 286-3283
                               -------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                         Common stock, $.50 Stated Value
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ---   ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for its most recent fiscal year are $20,401,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the sales price of the last trade of such stock as of March 24, 1997, was $14,585,455. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of March 1, 1997, there were issued and outstanding 2,873,500 shares of Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

         Portions of the proxy statement dated March 31, 1997 for the annual meeting of stockholders to be held April 29, 1997 are incorporated by reference into Part III.

         Transitional Small Business Disclosure Format(check one)  Yes     No X
                                                                       ---   --


-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

Oak Hill Financial, Inc.
------------------------

         Oak Hill Financial, Inc., an Ohio corporation ("OAKF" or the "Company"), is a bank holding company that engages indirectly in the business of commercial banking, and other permissible activities closely related to banking, through a wholly owned subsidiary, Oak Hill Banks. OAKF provides management and similar services for its subsidiary financial institution. Since it does not itself conduct any operating businesses, OAKF must depend largely upon its subsidiary for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note A of the Notes to Consolidated Financial Statements appearing in OAKF's Annual Report to Stockholders, which is incorporated by reference in response to this item.

         OAKF was formed in 1981 for the purpose of becoming the parent holding company of Oak Hill Banks. OAKF is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. As such, OAKF is subject to strict regulation regarding the acquisition of additional financial institutions and the conduct, through subsidiaries, of non-banking activities (see "Regulation").

         OAKF faces strong competition from both banking and non-banking institutions. Its banking competitors include local and regional banks and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as savings and loan associations and credit unions, also offer a wide range of loan and deposit services that are directly competitive with those offered by OAKF's subsidiary. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by OAKF's subsidiary. Major stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from non-bank and non-savings and loan organizations will continue to grow.

         The range of banking services provided by OAKF's subsidiary to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. OAKF's subsidiary operates under the direction of its own board of directors and officers.

Lending Activities
------------------

         GENERAL. The Company generally makes loans in the four counties in which its branches are located. The Company's principal lending activities are the origination of (i) conventional one- to four-family residential loans, and
(ii) commercial loans, most of which are secured by real estate located in the Company's primary market area. These loan categories accounted for approximately 83% of the Company's loan portfolio at December 31, 1996. The Company also makes consumer loans, including installment loans and second mortgages, and offers credit cards.

         LOAN PORTFOLIO COMPOSITION AND ACTIVITY. The following table sets forth the composition of the Company's loan portfolio, including loans held for sale, in dollar amounts and in percentages for each of the last three years, along with a reconciliation to loans receivable, net.



                                                                         At December 31,
                               -----------------------------------------------------------------------------------------------------
                                       1996                1995                 1994                 1993                 1992
                               ------------------   ------------------  --------------------  -------------------   ---------------
                                 Amount   Percent    Amount   Percent    Amount     Percent    Amount    Percent    Amount  Percent
                                 ------   -------    ------   -------    ------     -------    ------    -------    ------  -------
                                                                        (Dollars in thousands)

Type of loan:
  1-4 family residential loans  $ 61,573     32.3%   $ 49,870    31.6%   $ 39,778      28.9%   $ 41,260    33.6%   $ 41,009   39.1%
  Commercial and other
     loans...................     96,214      50.5     72,863     46.2     70,684       51.4     59,862     48.6     48,669   46.4
  Consumer loans.............     34,274      18.0     36,052     22.9     28,295       20.5     22,980     18.7     15,971   15.2
  Credit cards...............      1,111       0.6        958      0.6        788        0.6        654      0.5        717    0.7
                               ---------    ------ ----------   ------ ----------     ------ ----------   ------   --------  ------
Total loans..................    193,172     101.4    159,743    101.3    139,545      101.4    124,756    101.4    106,366  101.3
LESS:
  Allowance for loan losses..    (2,636)     (1.4)    (2,128)    (1.3)     (1,897)     (1.4)     (1,671)   (1.4)    (1,409)   (1.3)
                              ----------   ------- ----------  ------- -----------   ------- ----------- -------  --------- -------
TOTAL LOANS RECEIVABLE, NET..   $190,536      100%   $157,615     100%   $137,648       100%   $123,085     100%   $104,957    100%
                                ========      ====   --------     ====   ========       ====   ========     ====   ========    ====



         The following is maturity information with respect to commercial loans at December 31, 1996.

                                 After one year           After five years
     Less than one year        through five years         through ten years          After ten years
--------------------------   ------------------------    ----------------------  ------------------------
                 Weighted                   Weighted                 Weighted                  Weighted
                  Average                    Average                  Average                  Average
  Amount           Yield      Amount          Yield        Amount       Yield      Amount        Yield       Total
------------    ----------   ----------    ----------    ----------  ----------  ----------    ---------    -------
                                                    (Dollars in thousands)
   $38,956        9.18%      $27,094         9.05%         $26,852      9.22%      $3,312         9.52%      $96,214


         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. A significant portion of the Company's lending activity is the origination of permanent conventional loans secured by one- to four-family residences located within the Company's primary market area. The Company typically makes adjustable rate mortgage loans and holds the loans in portfolio. More than 73% the Company's portfolio of permanent conventional mortgage loans secured by one- to four-family residences are adjustable rate. The Company also underwrites fixed rate, residential mortgage loans, but then sells those loans in the secondary market to the FHLMC or on a servicing-released basis to another financial institution.

         The Company makes fixed rate loans on one- to four-family residences up to 95% of the value of the real estate and improvements (the "loan-to-value" or "LTV") substantially all of which are sold in the secondary market. Residential real estate loans are offered by the Company for terms of up to 30 years. The Company requires private mortgage insurance for the amount of such loans in excess of 80% the value of the real estate securing such loans.

         The aggregate amount of the Company's one- to four-family residential real estate loans equaled approximately $61.6 million at December 31, 1996 and represented 32.3% of loans at such date. At such date, loans secured by residential real estate with outstanding balances of approximately $327,000, or
 .5%, of its total one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing.

         COMMERCIAL LOANS. The Company is also active in commercial lending, primarily to smaller businesses in the Company's primary market area. These loans are typically secured by commercial real estate and priced in relation to the prime rate. Such loans generally have terms of up to 15 years and loan-to-value ratios of up to 75%. To a much lesser degree, the Company will also make unsecured commercial loans, which are also typically priced at spreads to prime and have maturities of up to one year.

         Loan officers review the financial statements, appraisals of the collateral, and other related documents before recommending funding of a commercial loan. The loan officer and the approving officer or committee then determines that there is sufficient income to cover this and other loan payments, that the collateral is of adequate liquidation value, that the applicant has a good payment history and is capable of performing the requirements of the loan. Other reviews and analysis are done as appropriate, depending upon the complexity of the credit request.

         Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. The primary risks associated with commercial loans are the quality of the borrower's management and the impact of national and regional economic factors. The Company mitigates these risks by maintaining a close working relationship with its borrowers, by obtaining cross-collateralization and personal guarantees of its loans, and by diversification within its loan portfolio.

         Due to the nature of the Company's customer base, real estate is frequently a material component of the collateral for its loans. The expected source of repayment of these loans is generally the operations of the borrower's business, but the real estate provides an additional measure of security. These risks, however, are generally mitigated by the fact that real estate is considered additional collateral on most of the Company's commercial loans and such properties are typically owner-occupied.

         Risks associated with real estate loans include fluctuating land values, changes in tax policies, and concentration of loans within the Company's market area. The Company mitigates these risks by generally providing loans to experienced commercial real estate owners and developers. The risk is further mitigated by the number of commercial real estate loans made to the user of the property.

         The aggregate amount of the Company's commercial loans without real estate as primary or secondary collateral equaled approximately $20.0 million at December 31, 1996, and represented 10.3% of loans at such date. At such date, commercial loans that were more than 90 days delinquent or nonaccruing totaled approximately $246,000 aggregate outstanding balances, or .01% of its commercial loan portfolio. The aggregate amount of the Company's commercial loans with real estate as primary or secondary collateral was approximately $60.5 million at December 31, 1996, and at such date, approximately $14,000 in outstanding balances, or .02% of such loans were delinquent or nonaccruing.

         CONSUMER LOANS. The Company offers several consumer loan products: installment loans, home equity loans and credit cards.

         The Company has a good relationship with several car dealerships in its market area, and as a result is able to do some financing of new and used cars through these relationships. The Company only finances cars up to six years old and requires a down payment of 10.0%. These loans generally have fixed rates and maturities of three to four years.

         To a lesser degree, the Company makes small unsecured loans to creditworthy individuals. These loans are typically between $2,000 and $5,000 at fixed rates with maturities of less than five years. The Company also offers a home equity loan product and, as a result of consumer demand, a credit card product to its customers. Both products are underwritten to the same standards as any of the Company's other consumer loan products.

         Loan officers underwrite installment loan and other consumer loan requests in such a manner to assure compliance with the various regulations and the Company's underwriting standards. Payment history on applicants is very important on these smaller loans, and is checked through in-house records as well as credit bureaus. Normally collateral, such as an automobile, is taken as security and the value is checked through the N.A.D.A. book or another valuation service. Income must be adequate to cover all monthly payments including the proposed loan.

         At December 31, 1996, the Company had approximately $35.4 million in its consumer loan portfolio, which was 18.6% of the Company's total loans. Approximately $235,000 of consumer loans were over 90 days delinquent or nonaccruing on that date, which represented .09% of the consumer loan portfolio.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by the Company's lending staff and walk-in customers.

         Underwriting guidelines for all branches and loan types are set by senior management at the home office. Loan processing and underwriting, however, are decentralized. Loan applications are generally processed and underwritten at the branch level. Loan officers and branch managers review the applications, as well as credit bureau reports, appraisals, financial information, verifications of income, and other documentation concerning the credit-worthiness of the borrower, as applicable to each loan type.

         Commercial loans are underwritten at the branch level with oversight by area managers for each county. This decentralization of the loan underwriting process allows loan officers and branch managers to respond more quickly to applicants, and better serve its customers. The Company also benefits from this decentralization in that every branch manager is well trained to originate all types of loans, again allowing the branches to better serve their customers and cross-sell the Company's loan products.

         Branch managers have the authority to approve loans which meet the underwriting criteria set by management up to $120,000, and area managers have authority for amounts up to $300,000. Any loan over $300,000 must be submitted for approval by senior management.

         INCOME FROM LENDING ACTIVITIES. The Company earns interest and fee income from its lending activities. The Company earns income from fees for originating loans and for making commitments to originate loans and loan participations. Certain of these fees net of origination costs are amortized over the life of the respective loan. The Company also receives loan fees related to existing loans, which include late charges. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note A-4 to the Consolidated Financial Statements contains a discussion of the manner in which fees and income are recognized for financial reporting purposes.

Nonperforming Loans
-------------------

         GENERAL. Late charges on residential mortgages are assessed by the Company if a payment is not received either by the 10th day following its due date or 15th day if the loan has been sold in the secondary market and is being serviced by the Company. Late charges on installment loans and commercial loans are assessed by the Company if a payment is not received by the 10th day following its due date. Any borrower whose payment was not received by this time is mailed a past due notice. If the loan is still delinquent after a second past due notice is mailed (generally around the 20th day of delinquency), a branch employee will attempt to contact the customer to resolve any problem that might exist.

         When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been entered into, the Bank will contact an attorney and request that the required 30-day prior notice of foreclosure or repossession proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. This procedure has historically aided in achieving a low level of nonperforming loans and, as of December 31, 1996, only $808,000 or .42% of the Bank's total loan portfolio was 90 days or more past due. As of December 31, 1996, the Company's level of nonperforming assets to total assets was .33%.

       If a credit card account becomes 10 days delinquent, a notice is sent to the account holder demanding that the payment be made so that the card is current. Another notice is sent to the cardholder if the account becomes 20 days delinquent. If payment is not received within 30 days, authorization requests are denied, a message appears on the cardholder's account statement and a follow-up telephone call is made. These telephone collection efforts and statement messages continue until the account is deemed uncollectible. Legal action is considered during this time. As of December 31, 1996, approximately $15,000 in outstanding balances, or 1.4% of credit card loans were nonperforming.

       On December 31, 1996, the Bank held no real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. When the Bank has such real estate, it is classified as "other real estate owned" until it is sold. When property is so acquired, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling expense. Any subsequent write-down resulting therefrom is charged to expense. Generally, unless the property is a one- to four-family residential dwelling and well-collateralized, interest accrual ceases in 90 days but no later than the date of acquisition. All costs incurred from that date in maintaining the property are expensed. Other real estate owned is appraised during the foreclosure process prior to the time of acquisition, and losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

       Not categorized as nonperforming loans are certain potential problem loans that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances may cause the borrowers to be unable to comply with the present loan repayment terms at some future date. At December 31, 1996 there were no such potential problem loans.



       The following is a summary of the Company's loan loss experience and selected ratios for the periods presented.


                                                                          YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                    1996           1995            1994            1993           1992
                                                ------------      ------       ------------    ------------       ----
                                                                          (DOLLARS IN THOUSANDS)

Allowance for loan losses
    (beginning of period).................         $    2,128     $    1,897      $  1,671         $  1,409      $    1,095
Loans charged off:
    1-4 family residential real estate....                  1                                                            29
    Multi-family and commercial
      real estate.........................                  -              5             -               22               -
    Commercial and industrial loans.......                 63             72             3              154              72
    Consumer  loans ......................                282            239           131              121             167
                                                  -----------    -----------    ----------         --------     -----------
      Total loans charged off.............                346            316           134              297             268
                                                  -----------    -----------    ----------         --------     -----------
Recoveries of loans previously
charged off:
     1-4 family residential real estate...                  9                                                             1
    Multi-family and commercial
      real estate.........................                  -             33             1               18               -
    Commercial and industrial loans.......                  -              1             2               34               1
    Consumer  loans ......................                 85             85            88               81              89
                                                  -----------  -------------    ----------       ----------     -----------
      Total recoveries....................                 94            119            91              133              91
                                                  -----------   ------------    ----------        ---------     -----------

Net loans charged off.....................                252            197            43              164             177
Provision for loan losses.................                760            428           269              426             491
                                                   ----------   ------------    ----------        ---------    ------------
Allowance for loan losses
  (end of period).........................          $   2,636     $    2,128    $    1,897       $    1,671       $   1,409
                                                    =========     ----------    ----------       ----------       =========
Loans outstanding:
    Average, net..........................           $168,370       $149,237      $129,524         $113,762       $  93,165
    End of period.........................           $193,171       $159,743      $139,545         $124,756        $106,366
Ratio of allowance for loan losses to loans
outstanding at end of period                            1.36%          1.33%         1.36%            1.34%           1.32%
Ratio of net charge-offs to average                     0.15%          0.13%         0.03%            0.14%           0.19%
  loans outstanding ......................

         At December 31, 1996, 1995 and 1994 the Company had nonaccrual loans totaling $698,000, $39,000, and $174,000, respectively. Interest income that would have been recognized if such loans had performed in accordance with contractual terms totaled approximately $62,000, $1,000, and $15,000 for the years ended December 31, 1996, 1995 and 1994. There was no interest income recognized on such loans during any of the periods.

         ALLOWANCE FOR LOAN LOSSES. The amount of the allowance for loan losses is based on management's analysis of risks inherent in the various segments of the loan portfolio, management's assessment of known or potential problem credits which have come to management's attention during the ongoing analysis of credit quality, historical loss experience, current and anticipated economic conditions and other factors. If actual circumstances and losses differ substantially from management's assumptions and estimates, such allowance for loan losses may not be sufficient to absorb all future losses, and net earnings could be adversely affected. Loan loss estimates are reviewed periodically, and adjustments, if any, are reported in earnings in the period in which they become known. In addition, the Company maintains a portion of the allowance to cover potential losses inherent in the portfolio which have not been specifically identified.

       Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 1996, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the Southeastern Ohio economy and employment levels could result in the Company experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.


        The following table summarizes nonperforming assets by category.


                                                      1996             1995            1994           1993           1992
                                                     ------         ----------       ---------     ---------      -------
                                                                            (Dollars in thousands)
Real estate:
    Nonaccrual..................................   $        235   $         15   $           -    $      197    $        76
    Past due 90 days or more (1)................             92            275              76            35            236
Commercial and industrial:
    Nonaccrual..................................            246              0             150           197            284
    Past due 90 days or more (1)................              -            680               -             -              -
Consumer and other:
    Nonaccrual..................................            217             24              24            25             20
    Past due 90 days or more(1).................             18            130              11            37             12
                                                    -----------     ----------     -----------   -----------    -----------
       Total nonperforming loans................    $       808     $    1,124             261           491    $       628
Other real estate owned.........................            -              -               -             -              -
                                                  -------------  -------------   ------------- -------------    -----------
       Total nonperforming assets...............    $       808     $    1,124     $       261   $       491    $       628
                                                    ===========     ==========     -----------   -----------    ===========

Loans outstanding...............................       $193,171       $159,743        $139,545      $124,756       $106,366
Allowance for possible loan losses
  to total loans................................          1.36%          1.33%           1.36%         1.34%          1.32%
Nonperforming loans to total
  loans.........................................           0.41            0.7            0.19             0           0.59
Nonperforming assets to total assets............           0.32           0.53            0.14             0           0.41
Allowance for possible loan losses to                    326.2%         189.3%          726.8%        340.3%         224.4%
  nonperforming loans...........................

----------------------

(1) Represents accruing loans delinquent greater than 90 days which are considered by management to be well secured and in the process of collection.

        As of December 31, 1996 the Company had no loans that were not included in the nonaccrual, past due 90 days or more or restructured categories where the borrowers were experiencing potential credit problems that raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.

        CLASSIFIED ASSETS. The FDIC regulations on classification of assets require commercial banks to classify their own assets and to establish appropriate general and specific allowances for losses, subject to FDIC review. These regulations are designed to encourage management to evaluate assets on a case-by-case basis and to discourage automatic classifications. Assets classified as substandard or doubtful must be evaluated by management to determine a reasonable general loss reserve which is included in total capital for purposes of the bank's risk-based capital requirement, but which is not included in core capital or tangible capital or in capital under generally accepted accounting principles. Assets classified as loss must either be written off or reserved for by a specific allowance which is not counted toward capital for purposes of any of the regulatory capital requirements.

       INVESTMENTS. Investment securities primarily satisfy the Company's liquidity needs and provide a return on residual funds after lending activities. Pursuant to the Company's written investment policy, investments may be in interest-bearing deposits, U.S. Government and agency obligations, state and local government obligations and government-guaranteed mortgage-backed securities. The Company does not make any investments in securities which are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the Company's investment policy is to limit interest rate risk wherever possible.

       All securities-related activity is reported to the Board. General changes in investment strategy are required to be reviewed and approved by the Board. The Company's senior management can purchase and sell securities on behalf of the Company in accordance with the Company's stated investment policy.

         The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated and includes investments designated as available for sale.



                                                                                          At December 31
                                                                   ---------------------------------------------------------
                                                                         1996                  1995              1994
                                                                   ----------------       -------------     ----------------
                                                                                       (Dollars In thousands)

U.S. Government and agency obligations.....................              $    --      $    --     $ 11,014      $ 17,226
State and local government obligations......................                  --           --        1,927           821
                                                                       ---------    ---------     --------     ---------
       Total investment securities held to maturity.........                  --           --       12,941        18,047
Investment securities designated as available for  sale.....              33,617       25,755       13,163            --
                                                                         -------      -------    ---------       -------
       Total investment securities..........................             $33,617      $25,755      $26,104       $18,047
                                                                         =======      =======      =======       =======

         The following table reflects the maturities of the Company's investment securities at December 31, 1996.


                                                                    Due After Five
                               Due in One Year   Due After One Year  Years Through
                                   or Less       Through Five Years    Ten Years    Due After Ten Years
                              ----------------   ------------------ --------------- --------------------
   Investment Securities      Amount     Rate      Amount    Rate    Amount  Rate   Amount       Rate     Total
   ---------------------      ------     ----      ------    ----    ------  ----   ------       ----     -----

Available for Sale:
  U.S. Government and
    agency obligations....    $13,019    5.63%    $17,526    6.16%      --      --      $25        --     $30,570
  Municipal obligations...      1,094    4.22       1,266    4.59       687    5.24%                        3,047
                              -------    ----     -------    ----    ------    ----     ---        --     -------
Total investment securities   $14,113    5.52%    $18,792    6.05%   $  687    5.24%    $25        --     $33,617
                              =======    ====     =======    ====    ======    ====     ===               =======


        The following table sets forth the carrying value of the Company's mortgage-backed securities portfolio, including securities designated as available for sale, at the dates indicated:


                                                                                 At December 31
                                                      ------------------------------------------------------------------------
                                                            1996                  1995              1994                  1993
                                                      ----------------       -------------     ----------------     ----------
                                                                                 (Dollars In thousands)

Federal National Mortgage
        Association (FNMA)........................       $   473             $   628                 $1,972             $ 2,564






Federal Home Loan Mortgage
        Corporation (FHLMC).......................                          2,583        2,493         3,128       4,281
Government National Mortgage Association (GNMA)...                            828        1,025         1,156       1,335
Collateralized mortgage obligations...............                          -            -             1,653       4,228
                                                                        ---------    ---------       -------    --------
Total mortgage-backed securities..................                        $ 3,884      $ 4,146       $ 7,909     $12,408
                                                                          =======      =======       =======     =======


         The following table sets forth the amount of the Company's mortgage-backed securities portfolio having fixed rates and the amount having adjustable rates at the dates indicated:


                                                                           At December 31,
                                           ----------------------------------------------------------------------------------
                                                   1996                1995                    1994              1993
                                          -----------------     -----------------     --------------------   -----------------
                                          Amount    Percent     Amount    Percent     Amount       Percent    Amount  Percent
                                          ------    -------     ------    -------     ------       -------    ------  -------
                                                                         (Dollars in thousands)

Fixed rate.......................        $ 2,583       66.5%    $ 2,493       60.1%   $ 5,633        71.2%   $ 8,771    70.7%
Adjustable rate..................          1,301       33.5       1,653       39.9      2,276        28.8      3,637    29.3
                                          ------       ----      ------      -----    -------       -----    -------    ----
Total mortgage-backed
  securities.....................         $3.884      100.0     $ 4,146      100.0%   $ 7,909       100.0%   $12,408    100.0%
                                          ======      =====     =======      ======   =======       =====    =======    =====



          The following table reflects the estimated principal repayments or repricing of the Company's mortgage-backed securities at December 31, 1996.


                                                                          Due After Five
                             Due in One Year      Due After One Year      Years Through
                                 or Less          Through Five Years        Ten Years         Due After Ten Years
                           ---------------------  ------------------  ---------------------  ----------------------
                                        Weighted            Weighted              Weighted              Weighted
                                         Average             Average              Average                Average
Investment Securities       Amount         Rate    Amount      Rate     Amount      Rate       Amount      Rate        Total
---------------------      --------   ----------  ---------  --------  --------   ---------  ----------  -----------  -------
Available for sale:
Fixed rate................    $461        7.50%    $1,622      7.49%       -         - %       $   500      8.00%      $2,583
  Variable rate...........      -           -         -         -          -         -           1,301      7.59        1,301
                           ----------  ---------  ---------   --------  -----      ---         -------      ----     --------
Total mortgage-backed
  securities..............    $461        7.50%    $1,622      7.49%    $  -         - %       $ 1,801      7.71%      $3,884
                             =====        =====    ======     ======    ====       ===         =======      ====      =======


Source of Funds
---------------

       DEPOSIT ACCOUNTS. Savings deposits are a major source of the Company's funds. The Company offers a number of alternatives for depositors designed to attract both commercial and regular consumer checking and savings including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 120 months. The Company also provides travelers' checks, official checks, money orders, ATM services and IRA accounts.

       Effective January 16, 1995, the Company began offering a large balance deposit account product known as the Premium Investment Account. The account is a money market deposit account under applicable FDIC insurance regulations; it pays an adjustable (quarterly) interest rate equal to a 13-week treasury bill rate; there is no minimum or maximum interest rate. A minimum balance of $10,000 is required to open the account. Interest is earned on the account only so long as the balance is greater than $5,000.

       The distribution of the Company's deposit accounts by type and rate is set forth in the following table.

                                                                               December 31,
              Type of Account                -----------------------------------------------------------------------------------
                    and                             1996                  1995                   1994                1993
                                             -------------------   -----------------     ---------------------  ----------------
               Interest Rate                 Amount    Percent     Amount    Percent     Amount       Percent   Amount    Percent
              ---------------                ------    -------     ------    -------     -------      -------  ------    -------
                                                                            (Dollars in thousands)

Demand deposit accounts..............         $ 22,532    10.8%    $ 19,220     10.6%    $ 17,149      10.5%    $16,782      10.5%
Savings accounts.....................           34,169    16.3       34,335     18.9      3 8,042      23.2      39,289      24.7
NOW accounts.........................           20,464     9.8       18,912     10.4       20,012      12.2      22,906      14.4
Money market deposit accounts........            4,127     2.0        4,407      2.4        6,076       3.7       4,444       2.8
Premium investment accounts..........           22,696    10.8       14,198      7.8         -            -          -          -
Select investment accounts...........            1,267     .05         -          -          -            -          -          -
                                              -------- --------    --------    -----     --------     -----     -------    -------
Total transaction accounts...........          105,255    50.2       91,072     50.1       81,279      49.6      83,421      52.4
CERTIFICATES:
   2.00 - 4.99%......................           19,020     9.1       15,939      8.7       57,005      34.8      65,760      41.3
   5.00 - 6.99%......................           81,104    38.7       67,989     37.4       24,930      15.3       9,093       5.7
   7.00 - 9.00%......................            4,214     2.0        6,889      3.8          506       0.3         950       0.6
                                              --------  ------     --------   ------     --------    ------     -------     -----
Total certificates of deposit........          104,338    49.8       90,817     49.9       82,441      50.4      75,803      47.6
                                              --------  ------     --------   ------     --------     -----  --------       -----
Total deposits.......................         $209,593   100.0%    $181,889    100.0%    $163,720     100.0%   $159,224     100.0%
                                              ========  =======    ========   =======    ========     =====    ========     =====

       The following table presents, by various interest rate categories, certain information concerning maturities of the Company's certificates of deposit as of December 31, 1996.


                                                   Within        One to        Over
Certificate of Deposit Accounts                   One Year    Three Years  Three Years      Total
-------------------------------                   --------    -----------  -----------      -----
                                                                    (In thousands)

4.00% and less..............................        $ 1,144        $   12     $    -0-      $   1,156
4.01% to 5.00%..............................         15,860         2,645           59         18,564
5.01% to 6.00%..............................         28,097        29,701        1,648         59,446
6.01% to 7.00%..............................          9,092        11,505          361         20,958
7.01% to 8.00%..............................          4,058          -0-           141          4,199
8.01% to 9.00%..............................             15          -0-           -0-             15
                                                   --------       --------      ------       --------
   Total                                            $58,266       $43,863       $2,209       $104,338
                                                    =======       =======       ======       ========


       The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity as of December 31, 1996.


                                                         Amount
                                                         ------
     Maturity Period                                  (In thousands)
     ---------------

     Three months or less                               $ 8,162
     Over three through six months                        4,200
     Over six through 12 months                           5,775
     Over 12 months                                      12,929
                                                        -------
           Total                                        $31,066
                                                        =======


       BORROWINGS. Deposits and repayment of loan principal are the primary source of funds for the Company's lending activities and other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for loans, the Company can obtain funds necessary through loans (advances) from the FHLB of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. The Company typically only utilizes FHLB advances to fund long-term fixed rate commercial loans. As of December 31, 1996, the Bank had outstanding FHLB advances totaling $13.6 million. See Note F to the consolidated financial statements for additional information regarding FHLB advances. The Company also has arrangements to borrow funds from commercial banks. The Company does not solicit brokered deposits.

       The following table sets forth the maximum amount of the Company's FHLB advances and other borrowings outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances and other borrowings for such periods:

                                                                        Year ended December 31,
                                                                    ---------------------------------
                                                                    1996      1995     1994      1993
                                                                    ----      ----     ----      ----
Maximum amount outstanding:
  FHLB advances                                                    $13,604   $7,529    $5,000  $   --

  Other borrowings                                                     --       --      2,100    2,100

Average amount of FHLB advances and
   other borrowings outstanding                                     11,464    7,240     3,138    2,100

Weighted average interest rate of total                               6.71%    7.30%    10.55%   11.71%
    borrowings based on quarter end balances


       The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:



                                                           December 31,
                                                   --------------------------------
                                                   1996     1995     1994      1993
                                                   ----     ----     ----      ----
FHLB advances                                    $13,604   $7,529    $4,956   $  --
Other borrowings                                     --       --       2100     2100
                                                 ------    ------    ------   ------
    Total borrowings                             $13,604   $7,529    $7,056   $2,100
                                                 =======   ======    ======   ======


Personnel
---------

       At December 31, 1996, OAKF and its subsidiary employed 90 persons on a full-time basis and 26 persons on a part-time basis.

Executive Offices
-----------------

       OAKF's executive office is located at 14621 State Route 93, Jackson, Ohio 45640 and its telephone number is (614) 286-3283.

Subsidiary
----------

       OAKF owns all of the outstanding stock of Oak Hill Banks, an Ohio state-chartered bank, which was founded in 1902.

Regulation
----------

       Oak Hill Banks, as an Ohio state-chartered bank, is subject to supervision and regular examination by the Superintendent of Financial Institutions of the State of Ohio. It is insured by the Federal Deposit Insurance Corporation and is subject to the provisions of the Federal Deposit Insurance Act. To the extent that the information below consists of summaries of certain statutes or regulations it is qualified in its entirety by reference to the statutory or regulatory provisions described.

       OAKF is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act"), which requires a bank holding company to register under the Act and to be subject to supervision and examination by the Board of Governors of the Federal Reserve System. As a bank holding company, OAKF is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Act requires prior approval by the Board of Governors of the acquisition by a bank holding company, or any subsidiary thereof, of 5% or more of the voting stock or substantially all the assets of any bank within the United States.

       As a bank holding company located in the State of Ohio, OAKF is not permitted to acquire a bank or other financial institution located in another state unless such acquisition is specifically authorized by the statutes of such state. The Act further provides that the Board of Governors shall not approve any such acquisition that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be to substantially lessen competition or to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

       The Act also prohibits a bank holding company, with certain exceptions, from acquiring 5% or more of the voting stock of any company that is not a bank and from engaging in any business other than banking or performing services for its banking subsidiary without the approval of the Board of Governors. In addition, the acquisition of a thrift institution must be approved by the Office of Thrift Supervision pursuant to the savings and loan holding company provisions of the Home Owners' Loan Act of 1933, as amended by FIRREA. The Board of Governors is also authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Board of Governors has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Board of Governors has, by regulation, determined that certain activities, including mortgage banking, operating small loan companies, factoring, furnishing certain data processing operations, holding or operating properties used by banking subsidiaries or acquired for such future use, providing certain investment and financial advice, leasing (subject to certain conditions) real or personal property, providing management consulting advice to certain depository institutions, providing securities brokerage services, arranging commercial real estate equity financing, underwriting and dealing in government obligations and money market instruments, providing consumer financial counseling, operating a collection agency, owning and operating a savings association, operating a credit bureau and conducting certain real estate investment activities and acting as insurance agent for certain types of insurance, are closely related to banking within the meaning of the Act. It also has determined that certain other activities, including real estate brokerage and syndication, land development, and property management are not related to credit transactions and are not permissible. The Act and the regulations of the Board of Governors prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. The Act also imposes certain restrictions upon dealing by affiliated banks with the holding company and among themselves including restrictions on interbank borrowing and upon dealings in respect to the securities or obligations of the holding company or other affiliates.

       The earnings of banks, and therefore the earnings of OAKF (and its subsidiary), are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in an effort to prevent recession and to restrain inflation. Among the procedures used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These procedures are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also may affect interest rates charged on loans or paid for deposits. Monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business and earnings of OAKF cannot accurately be predicted. OAKF makes no attempt to predict the effect on its revenues and earnings of changes in general economic, industrial, and international conditions or in legislation and governmental regulations.

Business Risks
--------------

       OAKF desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this report which are not historical facts are "forward looking statements" that involve various important risks, uncertainties, and other factors which could cause OAKF's actual results for 1997 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the risks and factors set forth below, as well as other risks previously disclosed in OAKF's filings with the Securities and Exchange Commission.

Growth Strategy. OAKF has pursued and continues to pursue a strategy of growth. The success of OAKF's growth strategy will depend largely upon its ability to manage its credit risk and control its costs while providing competitive products and services. This growth strategy may present special risks, such as the risk that OAKF will not efficiently handle growth with its present operations, the risk of dilution of book value and earnings per share as a result of an acquisition, the risk that earnings will be adversely affected by the start-up costs associated with establishing new products and services, the risk that OAKF will not be able to attract and retain qualified personnel needed for expanded operations, and the risk that its internal monitoring and control systems may prove inadequate.

Potential Impact of Changes In Interest Rates. OAKF's results of operations are dependent to a large degree on net interest income, the difference between interest income from loans and investments and interest expense on deposits and borrowings. One common measurement of interest rate risk, known as the interest rate gap, is the difference between interest-earning assets and interest-bearing liabilities repricing or maturing within various time frames, expressed as a percentage of total assets. At December 31, 1996, OAKF had a cumulative interest rate gap of negative 1.56% for one year. As a result of this negative interest rate gap position, the rate of increase in the costs associated with OAKF's deposits could be expected to increase more rapidly than the rate of increase in OAKF's income from loans and investments in a period of rising interest rates. Consequently, a significant increase in market rates of interest could adversely affect net interest income. Conversely, a significant decrease in market rates of interest could result in increased net interest income.

Control by Management; Anti-Takeover Provisions. Evan E. Davis and John D. Kidd (the "Principal Stockholders") own in the aggregate approximately 60% of the outstanding shares of Common Stock of OAKF. Accordingly, the Principal Stockholders will retain the power to elect the entire Board of Directors of OAKF and to determine the outcome of any other matters submitted to OAKF's stockholders for approval. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, OAKF's Articles of Incorporation and Code of Regulations contain certain provisions which may delay or make more difficult an acquisition of control of OAKF. For example, OAKF's Articles of Incorporation do not exempt OAKF from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes. Assuming that the Principal Stockholders continue to retain at least a majority of the outstanding voting shares of OAKF, such ownership position could be expected to deter any prospective acquiror from seeking to acquire ownership or control of OAKF, and the Principal Stockholders would be able to defeat any acquisition proposal that requires approval of OAKF's stockholders, if the Principal Stockholders chose to do so. In addition, the Principal Stockholders may make a private sale of shares of common stock of OAKF which they own, including to a person seeking to acquire ownership or control of OAKF. OAKF has 3,000,000 shares of authorized but unissued preferred stock, par value $ .01 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of OAKF These shares may have the effect of making more difficult or discouraging any acquisition of OAKF which is determined to be undesirable by the Board of Directors.

Credit Risk; Exposure To Economic Conditions in Jackson, Scioto and Ross Counties, OhiO. A significant risk facing lenders generally is credit risk, that is, the risk of losing principal and accrued interest if borrowers fail to perform according to the terms of the loan agreements. The Bank's concentration of loans in Jackson, Scioto, and Ross Counties, Ohio, exposes it to risks resulting from changes in the local economies. Per capita income in Jackson, Scioto and Ross Counties in 1993 was less than the statewide average, while unemployment in the same three counties was higher than the statewide unemployment level, according to recent estimates. While the Bank's market area for loans extends throughout most of southeastern Ohio and Warren County, Ohio, its lending operations are concentrated in Jackson, Scioto, and Ross Counties, Ohio.

Competition. Banking institutions operate in a highly competitive environment. OAKF competes with other commercial banks, credit unions, savings institutions, finance companies, mortgage companies, mutual funds, and other financial institutions, many of which have substantially greater financial resources than OAKF. Certain of these competitors offer products and services that are not offered by OAKF and certain competitors are not subject to the same extensive laws and regulations as OAKF. Additionally, consolidation of the financial services industry in Ohio and in the Midwest in recent years has increased the level of competition. Recent and proposed regulatory changes may further intensify competition in OAKF's market area.

Absence of Trading Market; Determination of Offering Price; Dilution. Prior to the initial public offering of the common stock of OAKF, there has been no market for the Common Stock and there can be no assurance that an active trading market will develop or be sustained. Accordingly, no assurance can be given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of OAKF. The market price of the Common Stock could be subject to significant fluctuations in response to variations in operating results and other factors.

Shares Eligible for Future Sale. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by OAKF's current stockholders. The Principal Stockholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act").

Dependence on Management. OAKF's success depends to a great extent on its senior management, including its Chairman, Evan E. Davis; President, John D. Kidd; Executive Vice President, Richard P. LeGrand; and Executive Vice President, H. Tim Bichsel. The loss of their individual services could have a material adverse impact on OAKF's financial stability and its operations. In addition, OAKF's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. OAKF's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in OAKF's management. OAKF does not own or currently plan to acquire "key man" life insurance on the lives of any of its key employees.


ITEM 2.  PROPERTIES.

         The registrant and its subsidiary operate from 13 full-service offices in Ohio, including OAKF's executive office in Jackson, Ohio. Four of the offices are located in Jackson County, Ohio; there is one ATM branch located in a shopping center pursuant to lease. The remaining properties in Jackson County are located on real estate which is owned by OAKF. Three offices are located in Ross County, Ohio; one in Warren County, Ohio; three in Scioto County, Ohio; one in Pickaway County, Ohio; one in Butler County, Ohio. Four of the offices (located in Ross County, Butler County and Scioto County) are on leased locations. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the registrant or its subsidiary.


ITEM 3.  LEGAL PROCEEDINGS.

         Except for routine litigation incident to their business, the registrant and its subsidiary are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the shareholders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

SHAREHOLDER INFORMATION

The common stock of Oak Hill Financial, Inc. (the "Company") is traded on the Nasdaq National Market System under the symbol "OAKF."

Public trading of Oak Hill Financial, Inc. stock began on October 12, 1995. The high and low sales price for the five quarters during which the stock has been publicly traded are as follows:

Quarter
Ended                       High             Low

12/31/95                    $11.00           $9.25
3/31/96                      10.00            9.25
6/30/96                      12.25            9.25
9/30/96                      12.25           11.00
12/31/96                     13.00           11.50


These prices reflect inter-dealer prices that may not represent actual transactions and do not include retail mark-ups, mark-downs, or commissions.

At March 12, 1997, the Company had approximately 1,250 stockholders and 2,873,500 shares of common stock outstanding.

Dividends

The ability of the Company to pay cash dividends to stockholders is limited by its ability to receive dividends from its subsidiary. As discussed in Note K to the consolidated financial statements, the State of Ohio places certain limitations on the payment of dividends by Ohio state-chartered banks.

The Company paid a split-adjusted cash dividend of $.064 per share during the six-month period ended June 30, 1995. Commencing with the fourth quarter of 1995, the Company has declared the following quarterly cash dividends:


Quarter                    Dividend
Ended                      Declared

12/31/95                    $0.04
3/31/96                      0.05
6/30/96                      0.05
9/30/96                      0.05
12/31/96                     0.06

Future cash and stock dividends will be subject to determination and declaration by the Board of Directors and will consider, among other factors, the Company's financial condition and results of operations, investment opportunities, capital requirements, and regulatory limitations.

Stock Transfer Agent

Inquiries regarding stock transfer, registration, lost certificates, or changes in name and address should be directed in writing to the Company's stock transfer agent:

Fifth Third Bank
Stock Transfer Department
38 Fountain Square Plaza, MD 1090F5
Cincinnati, OH 45263
(513) 579-5320
(800) 837-2755

Annual Meeting of Stockholders

The Annual Meeting of Stockholders of Oak Hill Financial, Inc. will be held on April 29, 1997, at 1:00 p.m. at the Ohio State University Extension South District Office, 17 Standpipe Road, Jackson, Ohio (the Extension Office is located just off State Route 93, 1.7 miles south of Jackson).


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The principal asset of Oak Hill Financial, Inc. (the "Company") is its ownership of Oak Hill Banks (the "Bank"). Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a general commercial banking business that consists of attracting deposits from the general public and using those funds to originate loans for commercial, consumer, and residential purposes.

         The Bank's profitability depends primarily on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates paid on these balances.

         Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of non-interest income and expenses, the provision for loan losses, and the effective tax rate. Non-interest income consists primarily of service charges and other fees and income from the sale of loans. Non-interest expenses consist of compensation and benefits, occupancy-related expenses, FDIC deposit insurance premiums, and other operating expenses.

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 1996 and 1995. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere in this report.

FORWARD-LOOKING STATEMENTS

         In the following pages, management presents an analysis of the Company's financial condition as of December 31, 1996, and the results of operations for the year ended December 31, 1996 as compared to prior periods. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in the Company's general market area.

         Without limiting the foregoing, some of the forward-looking statements include the following:

         Management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses.

         Management's belief that the allowance for loan losses is adequate.

FINANCIAL CONDITION

         The Company's total assets amounted to $246.9 million as of December 31, 1996, an increase of $36.6 million, or 17.4%, over the $210.3 million total at December 31, 1995. The increase was funded primarily through growth in deposits of $27.7 million, an increase in borrowings of $6.2 million, and an increase in stockholders' equity of approximately $2.5 million.

         Cash and due from banks, federal funds sold, and investment securities increased by $2.3 million, or 4.9%, to a total of $49.0 million at December 31, 1996, compared to $46.7 million at December 31, 1995. Investment securities increased by $7.6 million, as purchases of $26.6 million exceeded maturities of $14.6 million and sales of $3.1 million, while Federal funds sold decreased by $6.4 million during 1996.

         Loans receivable totaled $190.5 million at December 31, 1996, an increase of $32.7 million, or 20.8%, over the $157.8 million total at December 31, 1995. Loan disbursements totaled $89.8 million during 1996, which were partially offset by loans sales of $7.8 million and principal repayments of $48.3 million. Loan origination volume during 1996 exceeded that of 1995 by $17.7 million and sales volume increased by $1.5 million. The Company's allowance for loan losses amounted to $2.6 million at December 31, 1996, an increase of $508,000, or 23.9%, over the total at December 31, 1995. The allowance for loan losses represented 1.36% of the total loan portfolio at December 31, 1996, as compared to 1.33% at December 31, 1995. The Company's allowance represented 326.2% and 189.3% of nonperforming loans, which totaled $808,000 and $1.1 million at December 31, 1996 and 1995, respectively.

         Deposits totaled $209.6 million at December 31, 1996, an increase of $27.7 million, or 15.2%, over the $181.9 million total at December 31, 1995. The increase resulted from management's continuing marketing efforts, increased customer acceptance of the Bank's "premium investment" account, and continued growth at newer branch facilities.

         The Company's stockholders' equity amounted to $23.0 million at December 31, 1996, an increase of $2.5 million, or 12.4%, over the balance at December 31, 1995. The increase resulted primarily from net earnings of $3.2 million which were partially offset by dividends to stockholders of $604,000.

SUMMARY OF EARNINGS

         The table on page 26 shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 1996, 1995, and 1994. The table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, the interest rate spread, and the net interest margin for the same periods.

         Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for interest-earning assets and interest-bearing liabilities. Volume change is calculated as change in volume times the old rate, while rate change is the change in rate times the old volume. The table on page 27 indicates the dollar amount of the change attributable to each factor. The rate/volume change, the change in rate times the change in volume, is allocated between the volume change and rate change at the ratio each of the components bears to the absolute value of their total.

COMPARISON OF RESULTS OF OPERATIONS FOR 1996 AND 1995 FISCAL YEARS

         General. Net earnings for the year ended December 31, 1996 totaled $3.2 million, an increase of $959,000, or 42.6%, over the $2.3 million in net earnings recorded in 1995. The increase in earnings resulted primarily from a $2.1 million increase in net interest income and a $288,000 increase in other income, which were partially offset by a $332,000 increase in the provision for losses on loans, a $694,000 increase in general, administrative and other expense and a $385,000 increase in the provision for federal income taxes.

         Net Interest Income. Total interest income for the year ended December 31, 1996, amounted to $19.2 million, an increase of $2.7 million, or 16.2%, over the $16.5 million recorded for 1995. Interest income on loans totaled $16.3 million, an increase of $2.5 million, or 18.3%, over the 1995 period. This increase resulted primarily from a $19.1 million, or 12.8%, increase in the average portfolio balance outstanding year-to-year, coupled with a 45 basis point increase in the average yield, from 9.26% in 1995 to 9.71% in 1996. Interest income on investment securities and other interest-earning assets increased by $147,000, or 5.4%, to a total of $2.9 million in 1996, as compared to $2.7 million in 1995. This increase resulted primarily from a $2.3 million increase in the average portfolio balance year-to-year, combined with a 3 basis point increase in the average yield, from 5.72% in 1995 to 5.75% in 1996.

         Total interest expense amounted to $8.9 million for the year ended December 31, 1996, an increase of $595,000, or 7.2%, over the $8.3 million recorded in 1995. Interest expense on deposits increased by $463,000, or 6.1%, to a total of $8.1 million in 1996. The increase resulted primarily from a $15.5 million, or 9.8%, increase in the average deposit portfolio balance outstanding year-to-year, which was partially offset by a 15 basis point decrease in the average cost of deposits, from 4.79% in 1995 to 4.64% in 1996. Interest expense on borrowings increased by $132,000, or 20.2% during 1996. This increase was due to a $4.0 million increase in average borrowings outstanding, which was partially offset by a 194 basis point decrease in the average cost of borrowings, from 8.79% in 1995 to 6.85% in 1996.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.1 million, or 25.3%, for the year ended December 31, 1996, as compared to 1995. The interest rate spread increased by 61 basis points to 4.04% in 1996 from 3.43% in 1995, while the net interest margin increased by 55 basis points to 4.74% in 1996 from 4.19% in 1995.

         Provisions for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for loan losses amounted to $760,000 for the year ended December 31, 1996, as compared to $428,000 for the same period in 1995, an increase of $332,000, or 77.6%. The provision for loan losses in 1996 was increased primarily as a result of the $32.7 million of growth in the loan portfolio over the year. Net loan charge-offs amounted to $252,000 in 1996, as compared to $197,000 in 1995.

         Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 1996, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         Other Income. Other income totaled $1.2 million for the year ended December 31, 1996, an increase of $288,000, or 31.5%, over the $915,000 in other income recorded in 1995. The increase resulted primarily from a $134,000, or 13.9%, increase in service fees, charges, and other operating income, coupled with a $28,000 increase in gain on sale of loans, as well as a $126,000 increase in net gains on securities transactions, to $17,000 during 1996 as compared to the $109,000 net loss on such sales recorded during the 1995 period. The increase in service fees, charges, and other operating income resulted primarily from growth in the deposit portfolio, coupled with an increase in service fee rates and management's continued focus on collecting fees assessed on deposit accounts.

         Other Expense. General, administrative, and other expense totaled $6.0 million for the year ended December 31, 1996, an increase of $694,000, or 13.1%, over the $5.3 million recorded in 1995. The increase resulted primarily from a $365,000, or 12.4%, increase in employee compensation and benefits, a $110,000, or 14.5%, increase in occupancy and equipment, a $40,000, or 17.0% increase in franchise taxes, and a $368,000, or 31.1% increase in other operating expense, which were partially offset by a $189,000, or 99.0% decrease in federal deposit insurance premiums.

         The increase in employee compensation and benefits resulted primarily from increased staffing levels required as a result of the opening of a new branch office in Portsmouth, Ohio late in fiscal 1995 and an additional branch facility in Circleville, Ohio which opened for business during 1996. Additionally, the opening of such branch facilities as described above was primarily responsible for the increase in occupancy and equipment expense. The increase in franchise taxes resulted from the Company's continued growth in equity during 1996. The increase in other operating expense resulted primarily from costs attendant to the reporting requirements of a public stock company, coupled with an increase in expense related to administration of the Bank's credit card loan portfolio, computer software expenses associated with updating the Bank's processing systems, as well as increases in expenses related to the Company's overall growth year-to-year.

         Federal Income Taxes. The provision for federal income taxes amounted to $1.5 million for the year ended December 31, 1996, an increase of $385,000, or 33.1%, over the $1.2 million recorded in 1995. The increase resulted primarily from a $1.3 million, or 39.4%, increase in earnings before taxes. The effective tax rates were 32.5% and 34.1% for the years ended December 31, 1996 and 1995, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR 1995 AND 1994 FISCAL YEARS

         General. Net earnings for the year ended December 31, 1995, totaled $2.3 million, an increase of $386,000, or 20.7%, over the $1.9 million in net earnings recorded in 1994. The increase in earnings resulted primarily from a $647,000 increase in net interest income and a $211,000 increase in other income, which were partially offset by a $159,000 increase in the provision for losses on loans, a $70,000 increase in general, administrative, and other expense and a $243,000 increase in the provision for federal income taxes.

         Net Interest Income. Total interest income for the year ended December 31, 1995, amounted to $16.5 million, an increase of $3.2 million, or 24.4%, over the $13.3 million recorded for 1994. Interest income on loans totaled $13.8 million, an increase of $2.7 million, or 24.4%, over the 1995 period. This increase resulted primarily from a $19.7 million, or 15.2%, increase in the average portfolio balance outstanding year-to-year, coupled with a 69 basis point increase in the average yield, from 8.56% in 1994 to 9.25% in 1995. Interest income on investment securities and other interest-earning assets increased by

$533,000, or 24.5%, to a total of $2.7 million in 1995, as compared to $2.2 million in 1994. This increase resulted primarily from a $7.1 million increase in the average portfolio balance outstanding year-to-year.

         Total interest expense amounted to $8.3 million for the year ended December 31, 1995, an increase of $2.6 million, or 45.7%, over the $5.7 million recorded in 1994. Interest expense on deposits increased by $2.3 million, or 42.5%, to a total of $7.6 million in 1995. The increase resulted primarily from a $15.1 million, or 10.5%, increase in the average deposit portfolio balance outstanding year-to-year, coupled with a 108 basis point increase in the average cost of deposits, from 3.71% in 1994 to 4.79% in 1995. Interest expense on borrowings increased by $322,000, or 97.3%, during 1995. This increase was due primarily to a $4.3 million increase in average borrowings outstanding.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $647,000, or 8.5%, for the year ended December 31, 1995, as compared to 1994. The interest rate spread decreased by 53 basis points to 3.43% in 1995 from 3.96% in 1994, while the net interest margin decreased by 28 basis points to 4.19% in 1995 from 4.47% in 1994.

         Provision for Loan Losses. The Company's provision for loan losses in 1995 and 1994 was heavily influenced by the $20.2 million of growth in loans over that period. The provision for loan losses totaled $428,000 in 1995, compared to $269,000 in 1994. Net charge-offs totaled less than 0.2% of the portfolio in each year.

         Other Income. Other income totaled $915,000 for the year ended December 31, 1995, an increase of $211,000, or 30.0%, over the $704,000 in other income recorded in 1994. The increase resulted primarily from a $211,000, or 27.9%, increase in service fees, charges, and other operating income, coupled with a $29,000 increase in gain on sale of loans, which were partially offset by a $29,000 increase in loss on sale of securities. The increase in service fees, charges, and other operating income resulted primarily from growth in the deposit portfolio, coupled with an increase in service fee rates and management's focus on collecting fees assessed on deposit accounts.

         Other Expense. General, administrative, and other expense totaled $5.3 million for the year ended December 31, 1995, an increase of $70,000, or 1.3%, over the $5.2 million recorded in 1994. The increase resulted primarily from a $181,000, or 6.5%, increase in employee compensation and benefits and a $73,000, or 10.7%, increase in occupancy and equipment, which were partially offset by a $166,000, or 46.5%, decline in federal deposit insurance premiums and a $46,000, or 3.7% decrease in other operating expense.

         The increase in employee compensation and benefits resulted primarily from the cost attendant to the Company's stock option plan, which was partially offset by an increase in deferred loan origination cost resulting from the increase in loan volume. The increase in occupancy and equipment resulted primarily from the addition of a new branch location during the year. The decline in federal deposit insurance premiums resulted from a decline in federal insurance rates as the Bank Insurance Fund reached its required reserve level during 1995. The decline in other operating expense resulted primarily from a decline in charitable contributions expense, which was partially offset by increases in expenses related to the opening of a new branch facility.

         Federal Income Taxes. The provision for federal income taxes amounted to $1.2 million for the year ended December 31, 1995, an increase of $243,000, or 26.4%, over the $920,000 total recorded in 1994. The increase resulted primarily from a $629,000, or 22.6%, increase in earnings before taxes. The effective tax rates were 34.1% and 33.0% for the years ended December 31, 1995 and 1994, respectively.

LIQUIDITY

                  Like other financial institutions, the Company must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits and principal and interest payments on loans. The Company uses funds from deposit inflows and principal and interest payments on loans primarily to originate loans, and to purchase short-term investment securities and interest-bearing deposits.

                  At December 31, 1996, the Company had $58.3 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on results of operations.

                  In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $40.0 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At December 31, 1996, the Company had $13.6 million of outstanding FHLB advances.

                  As of December 31, 1996, loan commitments, or loans committed but not closed, totaled $3.9 million. Additionally, the Bank had unused lines of credit and letters of credit totaling $4.8 and $1.1 million, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

                  In October 1994, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (" SFAS") No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 requires financial statement disclosure of certain derivative financial instruments, defined as futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics. In the opinion of management, SFAS No. 119 will have no material effect on the Company's consolidated financial condition or results of operations, as the Company does not invest in derivative financial instruments, as defined. As a result, the applicability of SFAS No. 119 relates solely to disclosure requirements pertaining to fixed-rate and adjustable-rate loan commitments.

         In June 1994, the FASB issued SFAS No, 122, "Accounting for Mortgage Servicing Rights," which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights.

         SFAS No. 122 requires that securitizations of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is based on fair value.

         SFAS No. 122 would be applied prospectively to fiscal years beginning after December 15, 1995 (January 1, 1996, as to the Company) to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited. Management adopted SFAS No. 122 effective January 1, 1996 without material effect on the Company's consolidated financial position or results of operations.

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 has been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 31, 1994. Management has determined that the Company will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse.

         An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

         SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

         SFAS No.125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Company's consolidated financial position or results of operations.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related data herein have been prepared in accordance with generally accepted accounting principles, which require measurement of financial condition and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Since the primary assets and liabilities of the Company are monetary in nature, changes in the general level of prices for goods and services have a relatively minor impact on the Company's total expenses. Increases in operating expenses such as salaries and maintenance are in part attributable to inflation. However, interest rates have a far more significant effect than inflation on the performance of financial institutions, including the Company.



                      Oak Hill Banks Average Balance Table


                           Year ended December 31, 1996    Year Ended December 31, 1995


                        -----------------------------------------------------------------
                           Average                Yield/     Average              Yield/
                           Balance     Interest    Rate      Balance    Interest   Rate
                           -------     --------    ----      -------    --------   ----

Interest-earning assets:
Loans receivable:
   Real estate mortgage       $54,894     $5,218     9.51%     $50,906     $4,358   8.56%
   Commercial and other        83,426      7,978     9.56%      69,191      6,529   9.44%
   Installment loans           29,120      3,007    10.33%      28,314      2,804   9.90%
   Credit card                    930        138    14.84%         826        120  14.53%
Investment securities          38,305      2,288     5.97%      33,591      1,949   5.80%
Federal funds sold              7,950        428     5.38%      10,919        662   6.06%
Interest-earning deposits       3,368        141     4.19%       2,826         99   3.50%
                             --------    -------   -------     -------    -------  -------

     Total interest-earning   217,993     19,198     8.81%     196,573     16,521   8.40%
  assets

Non-interest-earning assets     9,781                            5,246
                            ----------                        --------

        Total assets         $227,774                         $201,819
                             ========                         ========

Interest-bearing liabilities:
Deposits:
   Savings accounts           $34,488      1,168     3.39%     $34,976      1,257   3.59%
   NOW accounts                20,591        351     1.70%      19,404        456   2.35%
   Money market deposits        4,267        134     3.14%       4,261        170   3.99%
   Premium investment          23,034      1,131     4.91%       9,765        486   4.98%
accounts
   Certificates of deposit     92,380      5,306     5.74%      90,809      5,258   5.79%
Borrowings                     11,464        785     6.85%       7,431        653   8.79%
                               ------      -----    -----      -------     ------  -------

Total interest-bearing
   liabilities                 86,224      8,875     4.77%     166,646      8,280   4.97%

Non-interest-bearing
   liabilities                 19,996                           18,226

Stockholders' equity           21,554                           16,947
                               ------                           ------

    Total liabilities and
      stockholders' equity   $227,774                         $201,819
                             =========                        ========

Net interest income                      $10,323                           $8,241
                                      ==========                       ==========

Interest rate spread                                 4.04%                          3.43%
                                                 =========                       ========

Net interest margin (net                             4.74%                          4.19%

                                                 =========                       ========
   as a percent of average


Average interest-earning
assets to average
   interest-bearing liabilities                    117.06%                        117.96%
                                                 =========                       ========



                                 Year Ended December 31, 1994    Year Ended December 31, 1993
                                 ------------------------------------------------------------
                                   Average             Yield/     Average             Yield/
                                   Balance   Interest   Rate      Balance   Interest   Rate
                                   -------   --------   ----      -------   --------   ----

Interest-earning assets:
Loans receivable:
   Real estate mortgage             $45,633    $4,025   8.82%      $41,482    $3,706   8.93%
   Commercial and other              59,958     4,838   8.07%       53,566     4,252   7.94%
   Installment loans                 23,261     2,156   9.27%       18,076     1,962  10.85%
   Credit card                          672        80  11.90%          638        76  11.91%
Investment securities                33,797     1,897   5.61%       34,740     2,055   5.92%
Federal funds sold                    5,729       233   4.07%        9,786       292   2.98%
Interest-earning deposits               746        47   6.30%            -         -   0.00%
                                    -------- -------   -----       -------    ------  -----

     Total interest-earning         169,796    13,276   7.82%      158,288    12,343   7.80%
  assets

Non-interest-earning assets           8,388                          9,837
                                   --------                       --------

        Total assets               $178,184                       $168,125
                                   ========                       ========

Interest-bearing liabilities:
Deposits:
   Savings accounts                 $39,056     1,289   3.30%      $36,627     1,216   3.32%
   NOW accounts                      22,208       576   2.59%       21,973       570   2.59%
   Money market deposits              6,083       227   3.73%        3,645       124   3.40%
   Premium investment                     -         -   0.00%            -         -   0.00%
accounts
   Certificates of deposit           76,796     3,259   4.24%       77,471     3,411   4.40%
Borrowings                            3,138       331  10.55%        2,100       246  11.71%
                                    -------   ------- -------       ------   -------  ------

Total interest-bearing
   liabilities                      147,281     5,682   3.86%      141,816     5,567   3.93%

Non-interest-bearing
   liabilities                       18,186                         14,653

Stockholders' equity                 12,717                         11,656
                                -----------                         ------

    Total liabilities and
      stockholders' equity         $178,184                       $168,125
                                   ========                       ========

Net interest income                            $7,594                         $6,776
                                           ==========                      =========

Interest rate spread                                    3.96%                          3.87%
                                                      =======                       ========

Net interest margin (net                                4.47%                          4.28%

                                                      =======                       ========
   as a percent of average


Average interest-earning
assets to average
   interest-bearing liabilities                       115.29%                        111.62%
                                                    =========                        ========



(1) The net interest margin is the net interest income divided by average interest-earning assets.



                                            Net Interest Income


                                                1996 vs 1995                         1995 vs 1994
                                                  Increase             Total            Increase        Total
                                                 (Decrease)           Increase         (Decrease)       Increase
                                                   Due To            (Decrease)          Due To       (Decrease)
                                          Rate              Volume                 Rate       Volume
                                       -----------         ---------  ---------  -------       ------- -------

Interest income attributable to:
   Loans receivable                        $  698          $1,832    $2,530    $  937         $1,775    $2,712
   Investment securities                       59             280       339        65            (13)       52
   Federal funds sold                         (67)           (167)     (234)      165            264       429
   Interest earning deposits                   21              21        42       (39)            91        52
                                           ------          ------    ------    ------         ------    ------

Total interest earning assets              $  711          $1,966    $2,677    $1,128         $2,117    $3,245
                                           ======          ======    ------    ======         ======    ------

Interest expense attributable to:
   Deposits                                $ (265)         $  728    $  463    $1,470         $  806    $2,276
   Borrowings                                (169)            301       132       (61)           383       322
                                           ------          ------    ------    ------         ------    ------

Total interest bearing liabilities         $ (434)         $1,029    $  595    $1,409         $1,189    $2,598
                                           ======          ======    ------    ======         ======    ------

Increase (decrease) in net
   interest income                                                   $2,082                             $  647
                                                                     ======                             ======




Item 7.  Financial Statements.

         The information contained in Exhibit 13 hereto from OAKF's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference in response to this item.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information is contained under "Ownership of Common Stock by Principal Stockholders" and "Ownership of Common Stock by Management" in OAKF's Proxy Statement dated March 31, 1997 is incorporated herein by reference in response to this item.

         The information contained under "Compliance With Section 16(a) of the Securities Exchange Act" in OAKF's Proxy Statement dated March 31, 1997 is incorporated herein by reference in response to this item.


ITEM 10.  EXECUTIVE COMPENSATION.

         The information appearing under "Executive Compensation" in OAKF's Proxy Statement dated March 31, 1997 is incorporated herein by reference in response to this item.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information appearing under "Ownership of Common Stock by Principal Shareholders" and "Ownership of Common Stock By Management" in OAKF's Proxy Statement dated March 31, 1997 is incorporated herein by reference in response to this item.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under "Certain Transactions" in OAKF's Proxy Statement dated March 31, 1997 is incorporated herein by reference in response to this item.


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


                                                                                          Page*
                                                                                          -----

(a)      Documents filed as a part of the Report:

         (1)    Report of Grant Thornton LLP, Independent Auditors

                Consolidated Statements of Financial Condition as of December 31,
                1996 and 1995                                                               4

                Consolidated Statements of Earnings for years ended
                December 31, 1996, 1995 and 1994                                            5




               Consolidated Statements of Stockholder's Equity for years ended
               December 31, 1996, 1995, and 1994                                           6

               Consolidated Statements of Cash Flows for years ended
               December 31, 1996, 1995 and 1994                                            7-8

               Notes to Consolidated Financial Statements for years ended
               December 31, 1996, 1995 and 1994                                            9-28

         (2)     Financial Statement Schedules:

                 Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted

*The page numbers indicated refer to pages of Exhibit 13 hereto from the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 which are incorporated herein by reference.

(3)      Exhibits:

         Exhibit
         Number
         -------

         * 3(i) Second Amended and Restated Articles of Incorporation (Form SB-2, Exhibit 3(i), File No. 33-096216).

         * 3(ii) Restated code of Regulations (Form SB-2, Exhibit 3(ii), File No. 33-96216).

         *10(a) Oak Hill Financial, Inc. 1995 Stock Option Plan (Form SB-2, Exhibit 10(a), File No. 33-96216).

         *10(b) Form of Indemnification Agreement (Form SB-2, Exhibit 10(b), File No. 33-096216).

         13                1996 Annual Report (Selected portions).

         *21 Subsidiaries of the Registrant (Form SB-2, Exhibit 21, File No. 33-96216).

         23                Consent of Grant Thornton LLP.

         24                Powers of Attorney.

*Incorporated by reference as indicated.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OAK HILL FINANCIAL, INC.

                                          By:   */s/ John D. Kidd
                                          --------------------------------
                                               John D. Kidd, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE                                   TITLE                                             DATE

* /s/ Evan E. Davis                  Chairman of the Board                      )
----------------------------                                                    )
   Evan E. Davis                                                                )
                                                                                )
                                                                                )
* /s/ John D. Kidd                   President and Director                     )
----------------------------         (Principal Executive Officer)              )
   John D. Kidd                                                                 )
                                                                                )
                                                                                )
* /s/ Richard P. LeGrand             Executive Vice President and Director      )
------------------------                                                        )
   Richard P. LeGrand                                                           )
                                                                                )
                                                                                )
* /s/ Barry M. Dorsey                Director                                   )
------------------------                                                        )
   Barry M. Dorsey                                                              )        March 27, 1997
                                                                                )
*/s/ C. Clayton Johnson              Director                                   )
------------------------                                                        )
   C. Clayton Johnson                                                           )
                                                                                )
                                                                                )
* /s/ Rick A. McNelly                Director                                   )
------------------------                                                        )
   Rick A. McNelly                                                              )
                                                                                )
                                                                                )
* /s/ Donald R. Seigneur             Director                                   )
------------------------                                                        )
   Donald R. Seigneur                                                           )
                                                                                )
                                                                                )
/s/ H. Grant Stephenon               Director                                   )
-------------------------                                                       )
    H. Grant Stephenson                                                         )
                                                                                )
                                                                                )
* /s/ H. Tim Bichsel                 Secretary and Treasurer                    )
--------------------------------     (Principal Financial and Accounting Officer)
   H. Tim Bichsel                                                               )


*
By:  /s/ H. Grant Stephenson
    ----------------------------
    H. Grant Stephenson,  attorney-in-fact
    for each of the persons indicated