Form 10QSB
period 1997-03-31
OAK HILL FINANCIAL INC
filed 1997-05-15
CIK 949953

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                  March 31, 1997
                                    -------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------     ----------------

Commission File Number     0-26876
                       ----------------

                            OAK HILL FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                        31-1010517
-------------------------------                  ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

14621 State Route 93
Jackson, Ohio                                             45640
-------------------------------                  ----------------------
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

     Yes   X     No
         -----      -----

As of May 9, 1997, the latest practicable date, 2,873,500 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.

Transitional  Small Business Disclosure Format:


     Yes         No   X
         -----      -----

                               Page 1 of 15 pages

                            Oak Hill Financial, Inc.

                                     INDEX

                                                                                                 Page
                                                                                                 ----
PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                                         3

            Consolidated Statements of Earnings                                                    5

            Consolidated Statements of Cash Flows                                                  6

            Notes to Consolidated Financial Statements                                             8

            Management's Discussion and Analysis of
            Financial Condition and Results of

            Operations                                                                            11

PART II -   OTHER INFORMATION                                                                     14

SIGNATURES                                                                                        15

                            OAK HILL FINANCIAL, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                      MARCH 31,         DECEMBER 31,
         ASSETS                                         1997               1996
Cash and due from banks                               $  8,085            $  7,378
Federal funds sold                                       3,920               4,135
Investment securities designated as
  available for sale - at market                        46,025              37,501

Loans receivable - net                                 197,070             190,396
Loans held for sale - at lower of cost or market            70                 140
Office premises and equipment - net                      3,341               3,403
Federal Home Loan Bank stock - at cost                   1,612               1,585
Accrued interest receivable                              1,552               1,435

Prepaid expenses and other assets                          325                 156
Deferred federal income tax asset                          764                 772
                                                      --------            --------

         Total assets                                 $262,764            $246,901
                                                      ========            ========

                            OAK HILL FINANCIAL, INC.

               STATEMENT OF LIABILITIES AND STOCKHOLDERS' EQUITY

                       (In thousands, except share data)

                                                                                        MARCH 31,            DECEMBER 31,
                                                                                           1997                  1996
Deposits                                                                                 $227,235              $209,593
Securities sold under agreements to repurchase                                                 35                   130
Advances from the Federal Home Loan Bank                                                   10,850                13,604
Accrued interest payable and other liabilities                                                753                   545
Federal income taxes payable                                                                  327                    66
                                                                                         --------              --------
   Total liabilities                                                                      239,200               223,938

Stockholders' equity
 Common stock - $.50 stated value; authorized 5,000,000 shares, 2,884,700
    shares issued                                                                           1,442                 1,442
 Additional paid-in capital                                                                 4,227                 4,227
 Retained earnings                                                                         18,018                17,290
 Treasury stock (11,200 shares at cost)                                                       (28)                  (28)
 Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                      (95)                   32
                                                                                         --------              --------

         Total stockholders' equity                                                        23,564                22,963
                                                                                         --------              --------

         Total liabilities and stockholders' equity                                      $262,764              $246,901
                                                                                         ========              ========

                            OAK HILL FINANCIAL, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                       (In thousands, except share data)

                                                                            1997                      1996
Interest income
  Loans                                                                   $4,456                    $3,862
  Investment securities                                                      647                       517
  Interest-bearing deposits and other                                        111                       171
                                                                          ------                    ------
                  Total interest income                                    5,214                     4,550

Interest expense
  Deposits                                                                 2,287                     2,005
  Borrowings                                                                 215                       170
                                                                          ------                    ------
                  Total interest expense                                   2,502                     2,175
                                                                          ------                    ------
                  Net interest income                                      2,712                     2,375

Provision for losses on loans                                                 81                       138
                                                                          ------                    ------

                  Net interest income after
                   provision for losses on loans                           2,631                     2,237

Other income
 Gain on sale of loans                                                        14                        24
 Gain on sale of securities designated as available for sale                    -                       27
 Service fees, charges and other operating                                   298                       259
                                                                          ------                    ------
                  Total other income                                         312                       310

General, administrative and other expense
 Employee compensation and benefits                                          852                       783
 Occupancy and equipment                                                     275                       221
 Federal deposit insurance premiums                                           13                         1
 Franchise taxes                                                              91                        83
 Other operating                                                             366                       339
                                                                          ------                    ------
                  Total general, administrative
                    and other expense                                      1,597                     1,427
                                                                          ------                    ------

                  Earnings before income taxes                             1,346                     1,120

Federal income taxes
  Current                                                                    372                       330
  Deferred                                                                    74                        16
                                                                          ------                    ------
                  Total federal income taxes                                 446                       346
                                                                          ------                    ------
                  NET EARNINGS                                            $  900                    $  774
                                                                          ======                    ======
                  EARNINGS PER SHARE                                      $  .31                    $  .27
                                                                          ======                    ======

                            OAK HILL FINANCIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                               1997            1996
Cash flows from activities:
  Net earnings for the period                                                                $  900          $  774
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                                              116              84
     Amortization of premium on investment securities                                            (6)            (23)
     Amortization of deferred loan origination costs                                             32              45
     Federal Home Loan Bank stock dividends                                                     (27)            (18)
     Loans originated for sale in secondary market                                           (1,589)         (3,018)
     Proceeds from sale of loans in the secondary market                                      1,673           3,044
     Gain on sale of loans                                                                      (14)            (24)
     Provision for losses on loans                                                               81             138
     Gain on sale of investment securities                                                        -             (27)
     Gain on sale of office equipment                                                             -             ( 7)
     Increase(decrease) in cash due to changes in:
       Accrued interest receivable                                                             (118)             39
        Prepaid expenses and other assets                                                      (170)           (128)
        Accrued expenses and other liabilities                                                  374             208
        Federal income taxes

          Current                                                                                 -             330
          Deferred                                                                               74              16
                                                                                            -------         -------
                  Net cash provided by operating activities                                   1,326           1,433
Cash flows provided by (used in) investing activities:
   Loan principal repayments                                                                 29,605          14,714
   Loan disbursements                                                                      (36, 392)         (17,531)
   Principal repayments on mortgage-backed securities                                           207             221
   Proceeds from maturity and redemption of  investment securities                            3,000           4,074
   Proceeds from sale of investment
    securities designated as available for sale                                                   -           2,000
   Purchase of office premises and equipment                                                    (54)            (20)
   Proceeds from sale of office equipment                                                         -              32
   Purchase of investment securities
    securities designated as available for sale                                             (11,916)        (15,581)
   Purchase of Federal Home Loan Bank stock                                                       -            (131)
   Increase in federal funds sold - net                                                         215           1,238
                                                                                            -------         -------
                  Net cash used in investing activities                                     (15,335)        (10,984)
                                                                                            -------         -------
                  Net cash used in operating and investing
                    activities (balance carried forward)                                    (14,009)         (9,551)
                                                                                            =======         =======

                            OAK HILL FINANCIAL, INC.

                      For the three months ended March 31,
                                (In thousands)

                                                                                               1997            1996
                  Net cash used in operating and investing
                    activities (balance brought forward)                                   $(14,009)        $(9,551)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                           17,642           9,555
  Proceeds from Federal Home Loan Bank advances                                                   -           3,000
  Repayment of Federal Home Loan Bank advances                                               (2,754)           (244)
  Dividends paid on common shares                                                              (172)           (145)
                                                                                           --------         -------

                  Net cash provided by financing activities                                  14,716          12,166
                                                                                           --------         -------


Net increase in cash and cash equivalents                                                       707           2,615
Cash and cash equivalents at beginning of period                                              7,378           6,250
                                                                                           --------         -------
Cash and cash equivalents at end of period                                                 $  8,085         $ 8,865
                                                                                           --------         -------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                   $      -        $      -
                                                                                           ========        ========

    Interest on deposits and borrowed money                                                $  2,461        $  2,175
                                                                                           ========        ========
Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                   $   (127)       $   (172)
                                                                                           ========        ========

                            OAK HILL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-KSB for the year ended December 31, 1996. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation

         The consolidated financial statements include the accounts of Oak Hill Financial, Inc. (the "Company") and its wholly owned subsidiary Oak Hill Banks (the "Bank"). All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share

         Earnings per share for the three month periods ended March 31, 1997 and 1996 is based on 2,873,500 and 2,872,500 weighted average shares outstanding, respectively.

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

         SFAS No. 122 is applicable to fiscal years beginning after December 15, 1995, (January 1, 1996, as to the Company) to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application was prohibited. Management adopted SFAS No. 122 on January 1, 1996 without material effect on the Company's consolidated financial position or results of operations.

                            OAK HILL FINANCIAL, INC.

4.       Effects of Recent Accounting Pronouncements (continued)

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies, are however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 31, 1994. Management has determined that the Company will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction or otherwise has continuing involvement with the transferred assets. The new accounting method referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse.

         An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitizations of assets, and all the securitized assets are retained and classified as held to maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

         SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

                            OAK HILL FINANCIAL, INC.

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Company's consolidated financial position or results of operation.

         In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common share, i.e. no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for three months ended March 31, 1997 would have been $.31 and $.31, respectively.

                            OAK HILL FINANCIAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from December 31, 1996 to
March 31, 1997

                  At March 31, 1997, the Company had total assets of $262.8 million, an increase of approximately $15.9 million, or 6.4%, over December 31, 1996 levels. The increase in total assets was funded primarily by growth in the deposit portfolio of $17.6 million and undistributed net earnings of $728,000, which were partially offset by a decrease in Federal Home Loan Bank advances of $2.8 million.

                  Cash, federal funds sold and investment securities totaled $58.0 million at March 31, 1997, an increase of $9.0 million, or 18.4%, over December 31, 1996 levels. During the three months ended March 31, 1997, management purchased $11.9 million of investment securities, while $3.0 million of securities matured. Securities purchased consisted primarily of U.S. treasury notes and U.S. government agency securities. The increase reflects management's efforts to maintain adequate levels of liquidity while maximizing yield on short-term investments.

                  Loans receivable and loans held for sale totaled $197.1 million at March 31, 1997, an increase of $6.6 million, or 3.5%, over the total at December 31, 1996. Loan disbursements totaled approximately $41.2 million during the 1997 three month period, while principal repayments and sales amounted to $32.8 million and $1.7 million, respectively. Loan disbursements increased by $20.6 million, or 116.7%, during the 1997 period, is compared to the comparable period in 1996. Loans originated in 1997 were primarily comprised of commercial loans, 1-4 family loans and residential loans.

                  The Company's allowance for loan losses amounted to $2.7 million at March 31, 1997, an increase of $91,000 or 3.5% over the total at December 31, 1996. The allowance for loan losses represented 1.36% of the total loan portfolio at March 31, 1997 and December 31, 1996, respectively. The Company's allowance represented 320.1% and 326.2% of non-performing loans, which totaled $852,000 and $808,000 at March 31, 1997 and December 31, 1996, respectively.

                  The deposit portfolio totaled $227.2 million at March 31, 1997, an increase of $17.6 million, or 8.4%, over December 31, 1996 levels. The increase resulted from management's marketing efforts and continued growth at newer branch facilities.

                  The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 1997, the Bank's regulatory capital substantially exceeded all regulatory capital requirements.

                            OAK HILL FINANCIAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the three month periods ended March 31, 1997 and 1996

Comparison of Results of Operations for the Three Month Periods Ended March 31, 1997 and 1996

General

                  Net earnings for the three months ended March 31, 1997 totaled $900,000, an increase of $126,000, or 16.3%, over the $774,000 in net earnings reported in the comparable 1996 period. The increase in earnings in the 1997 period is primarily attributable to a $394,000 increase in net interest income after provision for losses on loans, which was partially offset by a $170,000 increase in general, administrative and other expenses and an increase in federal income tax provision of $100,000.

Net Interest Income

                  Total interest income for the three months ended March 31, 1997 increased by $664,000, or 14.6%, generally reflecting the effects of growth in interest-earning assets from $212.9 million to $251.5 million for the three month periods ending March 31, 1996 and 1997, respectively, coupled with an increase in the weighted-average yield year-to-year. Similarly, total interest expense increased for the three months ended March 31, 1997 by $327,000 or 15.0%, also reflecting the growth in interest-bearing liabilities from $181.3 million to $214.8 million, as well as an increase in the weighted-average cost of funds, during the respective three month periods.

Provision for Losses on Loans

                  The provision for losses on loans totaled $81,000 for the three months ended March 31, 1997, a decrease of $57,000 from the comparable 1996 period. The decrease in the provision for 1997 was primarily attributable to net charge-offs of $77,000 for the three months ended March 31, 1996, compared to net recoveries of approximately $10,000 for the same period ending March 31, 1997. The provision was primarily attributable to growth in the portfolio year-to-year.

                  Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at March 31, 1997, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

General, Administrative and Other Expense

                  General, administrative and other expense increased for the three months ended March 31, 1997 by $170,000, or 11.9%. The increase was due primarily to a $69,000, or 8.8%, increase in employee compensation and benefits, a $54,000, or 24.4%, increase in occupancy and equipment expense, and an increase in federal deposit insurance premiums and franchise taxes of $12,000 and $8,000, respectively. Other operating expenses also increased year-to-year by $27,000 or 8.0%.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the three month periods ended March 31, 1997 and 1996

Comparison of Results of Operations for the Three Month Periods Ended March 31, 1997 and 1996 (continued)

                  The increase in employee compensation and benefits is due primarily to normal merit increases and the employment of additional staff for a new banking office which opened during the first quarter, which were partially offset by an increase in deferred costs related to greater lending volume year-to-year. The increase in franchise taxes resulted from greater levels of stockholders' equity in 1996. The increase in federal deposit insurance premiums resulted primarily from an increase in premium rates assessed in 1997. Other operating expenses increased due primarily to the opening of a new branch facility during the first quarter of 1997.

Federal Income Taxes

                  The provision for federal income taxes increased by $100,000, or 28.9%, during the three months ended March 31, 1997, as compared to the same period in 1996. The effective tax rates for the three month periods ended March 31, 1997 and 1996 were 33.1% and 30.9%, respectively.

Subsequent Event

                  On April 29, 1997, the Company announced the signing of a definitive agreement for the acquisition of Unity Savings Bank, McArthur, Ohio ("Unity"). Under terms of the agreement, the Company will exchange 8.5 shares of its common stock for each of the 93,250 shares of Unity stock, resulting in a transaction valued at approximately $11.7 million. The combination will be accounted for as a pooling of interests. At March 31, 1997, Unity reported total assets of $65.1 million, total deposits of $48.1 million and stockholders equity of $7.5 million. The transaction is expected to be consummated during the third quarter of 1997, subject to the approval of both the Company's and Unity's shareholders and subject to regulatory approval.

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

Date:  May 9, 1997                           By: /s/ John D. Kidd
                                                -----------------------------
                                                     John D. Kidd
                                                     President

Date: May 9, 1997                            By: /s/ H. Tim Bichsel
                                                -----------------------------
                                                     H. Tim Bichsel Chief
                                                     Financial Officer