Form 10QSB
period 1997-06-30
OAK HILL FINANCIAL INC
filed 1997-08-13
CIK 949953

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               -----------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number   0-26876
                       -----------

                            OAK HILL FINANCIAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                               31-1010517
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

14621 State Route 93
    Jackson, Ohio                                                  45640
---------------------                                           ----------
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

Yes  X                       No
    ---                         ---

As of August 7, 1997, the latest practicable date, 2,873,500 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.

Transitional  Small Business Disclosure Format:

Yes                          No  X
    ---                         ---

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

                            OAK HILL FINANCIAL, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                       JUNE 30,    DECEMBER 31,
         ASSETS                                                            1997            1996

Cash and due from banks                                                $  8,445        $  7,378
Federal funds sold                                                        1,668           4,135
Investment securities designated as available for sale - at market       41,651          37,501

Loans receivable - net                                                  209,279         190,396
Loans held for sale - at lower of cost or market                             46             140
Office premises and equipment - net                                       3,246           3,403
Federal Home Loan Bank stock - at cost                                    1,641           1,585
Accrued interest receivable                                               1,688           1,435

Prepaid expenses and other assets                                           607             156
Deferred federal income tax asset                                           737             772
                                                                       --------        --------

         Total assets                                                  $269,008        $246,901
                                                                       ========        ========

                            OAK HILL FINANCIAL, INC.

                        (In thousands, except share data)

                                                                                           JUNE 30,             DECEMBER 31,
                                                                                               1997                     1996
Deposits                                                                                   $225,921                 $209,593
Securities sold under agreements to repurchase                                                  114                      130
Advances from the Federal Home Loan Bank                                                     17,576                   13,604
Accrued interest payable and other liabilities                                                  933                      545
Federal income taxes payable                                                                     25                       66
                                                                                           --------                 --------
         Total liabilities                                                                  244,569                  223,938

Stockholders' equity
 Common stock - $.50 stated value; authorized 5,000,000 shares, 2,884,700
    shares issued                                                                             1,442                    1,442
 Additional paid-in capital                                                                   4,227                    4,227
 Retained earnings                                                                           18,769                   17,290
 Treasury stock (11,200 shares at cost)                                                         (28)                     (28)
 Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                         29                       32
                                                                                           --------                 --------

         Total stockholders' equity                                                          24,439                   22,963
                                                                                           --------                 --------

         Total liabilities and stockholders' equity                                        $269,008                 $246,901
                                                                                           ========                 ========

                            OAK HILL FINANCIAL, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                        SIX MONTHS                          THREE MONTHS
                                                                          ENDED                                ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                                    1997           1996                 1997           1996
Interest income
  Loans                                                          $ 9,141         $7,768               $4,685         $3,906
  Investment securities                                            1,363          1,163                  716            596
  Interest-bearing deposits and other                                198            311                   87            189
                                                                 -------         ------               ------         ------
                 Total interest income                            10,702          9,242                5,488          4,691
Interest expense
  Deposits                                                         4,616          3,998                2,329          1,994
  Borrowings                                                         433            347                  218            176
                                                                 -------         ------               ------         ------
                 Total interest expense                            5,049          4,345                2,547          2,170
                                                                 -------         ------               ------         ------
                 Net interest income                               5,653          4,897                2,941          2,521

Provision for losses on loans                                        303            292                  222            154
                                                                 -------         ------               ------         ------

                 Net interest income after
                  provision for losses on loans                    5,350          4,605                2,719          2,367

Other income
 Gain on sale of loans                                                36             52                   22             28
 Gain on sale of securities designated as available for sale          --             27                   --             --
 Service fees, charges and other operating                           621            532                  323            273
                                                                 -------         ------               ------         ------
                 Total other income                                  657            611                  345            301

General, administrative and other expense
 Employee compensation and benefits                                1,774          1,617                  922            804
 Occupancy and equipment                                             510            409                  235            187
 Federal deposit insurance premiums                                   20              1                    7              1
 Franchise taxes                                                     170            150                   79             67
 Other operating                                                     816            729                  450            419
                                                                 -------         ------               ------         ------
                 Total general, administrative
                  and other expense                                3,290          2,906                1,693          1,478
                                                                 -------         ------               ------         ------
                 Earnings before income taxes                      2,717          2,310                1,371          1,190
Federal income taxes
  Current                                                            856            721                  410            391
  Deferred                                                            37             19                   37              3
                                                                 -------         ------               ------         ------
                 Total federal income taxes                         893             740                  447            394
                                                                 -------         ------               ------         ------

                 NET EARNINGS                                    $ 1,824         $1,570               $  924         $  796
                                                                 =======         ======               ======         ======

                 EARNINGS PER SHARE                                 $.63           $.55                 $.32           $.28
                                                                    ====           ====                 ====           ====

                            OAK HILL FINANCIAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)

                                                                                               1997            1996
  Cash flows from operating activities:
    Net earnings for the period                                                            $  1,824        $  1,570
    Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                                             235             182
      Amortization of discounts on investment securities - net                                   (6)            (22)
      Amortization of deferred loan origination costs                                            80              66
      Federal Home Loan Bank stock dividends                                                    (56)            (55)
      Loans originated for sale in secondary market                                          (3,640)         (5,212)
      Proceeds from sale of loans in the secondary market                                     3,590           5,238
      Gain on sale of loans                                                                      36             (52)
      Provision for losses on loans                                                             303             292
      Gain on sale of investment securities                                                      --             (27)
      Gain on sale of assets                                                                    (15)             (7)
      Increase (decrease) in cash due to changes in:
        Accrued interest receivable                                                            (254)           (134)
        Prepaid expenses and other assets                                                      (451)            (46)
        Accrued expenses and other liabilities                                                  388             316
        Federal income taxes
          Current                                                                               (45)            (26)
          Deferred                                                                               37              19
                                                                                           --------        --------
                   Net cash provided by operating activities                                  2,134           2,132


Cash flows provided by (used in) investing activities:
   Loan principal repayments                                                                 57,900          43,193
   Loan disbursements                                                                       (77,166)        (53,293)
   Principal repayments on mortgage-backed securities                                           756             722
   Proceeds from maturity and redemption of  investment securities                            7,000           8,292
   Proceeds from sale of investment
    securities designated as available for sale                                                  --           1,966
   Purchase of office premises and equipment                                                    (88)           (635)
   Proceeds from sale of assets                                                                  25              32
   Purchase of investment securities
    designated as available for sale                                                        (11,916)        (23,718)
   Purchase of Federal Home Loan Bank stock                                                      --            (131)
   Decrease in federal funds sold - net                                                       2,467           8,065
                                                                                           --------        --------
                   Net cash used in investing activities                                    (21,022)        (15,507)
                                                                                           --------        --------
                    Net cash used in operating and investing
                     activities (balance carried forward)                                   (18,888)        (13,375)
                                                                                           --------        --------

                            OAK HILL FINANCIAL, INC.

                        For the six months ended June 30,
                                 (In thousands)

                                                                                               1997            1996
                    Net cash used in operating and investing
                     activities (balance brought forward)                                  $(18,888)       $(13,375)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                           16,328          11,105
  Proceeds from Federal Home Loan Bank advances                                               7,000           3,000
  Repayment of Federal Home Loan Bank advances                                               (3,028)           (491)
  Dividends paid on common shares                                                              (345)           (289)
                                                                                           --------        --------

                    Net cash provided by financing activities                                19,955          13,325
                                                                                           --------        --------


Net increase (decrease)  in cash and cash equivalents                                         1,067             (50)
Cash and cash equivalents at beginning of period                                              7,378           6,250
                                                                                           --------        --------


Cash and cash equivalents at end of period                                                 $  8,445        $  6,200
                                                                                           ========        ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                   $    786        $    746
                                                                                           ========        ========

    Interest on deposits and borrowed money                                                $  5,030        $  4,363
                                                                                           ========        ========

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                   $     (3)       $   (324)
                                                                                           ========        ========

                            OAK HILL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-KSB for the year ended December 31, 1996. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Oak Hill Financial, Inc. (the "Company") and its wholly owned subsidiary Oak Hill Banks (the "Bank"). All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share
         ------------------

         Earnings per share for the six month periods ended June 30, 1997 and 1996 is based on 2,873,500 and 2,872,500 weighted average shares outstanding, respectively.

4.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies, are however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 31, 1994. Management has determined that the Company will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment

                            OAK HILL FINANCIAL, INC.

4.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

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

         In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e. no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for three months ended June 30, 1997, would have been $.32 and $.32, respectively.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 1996 to June 30,
----------------------------------------------------------------------------
1997
----

                  At June 30, 1997, the Company had total assets of $269.0 million, an increase of approximately $22.1 million, or 9.0%, over December 31, 1996 levels. The increase in total assets was funded primarily by growth in the deposit portfolio of $16.3 million, undistributed net earnings of $1.5 million, and an increase in Federal Home Loan Bank advances of $4.0 million.

                  Cash, federal funds sold and investment securities totaled $51.8 million at June 30, 1997, an increase of $2.8 million, or 5.6%, over December 31, 1996 levels. During the six months ended June 30, 1997, management purchased $11.9 million of investment securities, while $7.0 million of securities matured. Securities purchased consisted primarily of U.S. treasury notes and U.S. government agency securities. The increase reflects management's efforts to maintain adequate levels of liquidity while maximizing yield on short-term investments.

                  Loans receivable and loans held for sale totaled $209.3 million at June 30, 1997, an increase of $18.8 million, or 9.9%, over the total at December 31, 1996. Loan disbursements totaled approximately $80.6 million during the 1997 six month period, while principal repayments and sales amounted to $57.9 million and $3.6 million, respectively. Loan disbursements increased by $22.1 million, or 37.8%, during the 1997 period, as compared to the comparable period in 1996. Loans originated in 1997 were primarily comprised of commercial loans, 1-4 family loans and residential loans.

                  The Company's allowance for loan losses amounted to $2.9 million at June 30, 1997, an increase of $276,000 or 10.5% over the total at December 31, 1996. The allowance for loan losses represented 1.36% and 1.37% of the total loan portfolio at June 30, 1997 and December 31, 1996, respectively. The Company's allowance represented 482.9% and 326.2% of non-performing loans, which totaled $603,000 and $808,000 at June 30, 1997 and December 31, 1996, respectively.

                  The deposit portfolio totaled $225.9 million at June 30, 1997, an increase of $16.3 million, or 7.8%, over December 31, 1996 levels. The increase resulted from management's marketing efforts and continued growth at newer branch facilities.

                  Advances from the Federal Home Loan Bank totaled $17.6 million at June 30, 1997, an increase of $4.0 million over the total at December 31, 1996. The increase in advances was used primarily to fund growth in the loan portfolio.

                  The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 1997, the Bank's regulatory capital substantially exceeded all regulatory capital requirements.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1997 and 1996

Comparison of Results of Operations for the Six Month Periods Ended June 30,
----------------------------------------------------------------------------
1997 and 1996
-------------

General
-------

                  Net earnings for the six months ended June 30, 1997 totaled $1.8 million, an increase of $254,000, or 16.2%, over the $1.6 million in net earnings reported in the comparable 1996 period. The increase in earnings in the 1997 period is primarily attributable to a $745,000 increase in net interest income after provision for losses on loans, which was partially offset by a $384,000 increase in general, administrative and other expenses and an increase in the federal income tax provision of $153,000.

Net Interest Income
-------------------

                  Total interest income for the six months ended June 30, 1997 increased by $1.5 million, or 15.8%, generally reflecting the effects of growth in interest-earning assets from $215.6 million to $254.4 million for the six month periods ending June 30, 1996 and 1997, respectively, coupled with an increase in the weighted-average yield year-to-year. Similarly, total interest expense increased for the six months ended June 30, 1997 by $704,000 or 16.2%, also reflecting the growth in interest-bearing liabilities from $181.9 million to $216.3 million, as well as an increase in the weighted-average cost of funds, during the 1997 six month period.

Provision for Losses on Loans
-----------------------------

                  The provision for losses on loans totaled $303,000 for the six months ended June 30, 1997, an increase of $11,000 over the comparable 1996 period.

                  Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 1997, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income
------------

                  Other income increased for the six months ended June 30, 1997 by $46,000 or 7.5%, over the comparable 1996 period. The increase in other income is primarily attributable to a $89,000 increase in service fees, charges and other operating income, which was partially offset by a decrease in the gain on sale of loans of $16,000, or 30.8%, and a decrease in gain on sale of securities designated as available for sale of $27,000 or 100%.

General, Administrative and Other Expense
-----------------------------------------

                  General, administrative and other expense increased for the six months ended June 30, 1997 by $384,000, or 13.2%. The increase was due primarily to a $157,000, or 9.7%, increase in employee compensation and benefits, a $101,000, or 24.7%, increase in occupancy and equipment expense, and an increase in federal deposit insurance premiums and franchise taxes of $19,000 and $20,000, respectively. Other operating expenses also increased year-to-year by $87,000 or 11.9%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1997 and 1996

Comparison of Results of Operations for the Six Month Periods Ended June 30,
----------------------------------------------------------------------------
1997 and 1996 (continued)
-------------

                  The increase in employee compensation and benefits is due primarily to additional personnel costs associated with two new branch openings, which were partially offset by an increase in deferred costs related to greater lending volume year-to-year. The increase in occupancy and equipment expense is also attributable to the opening of the new branch facilities. The increase in federal deposit insurance premiums resulted primarily from an increase in premium rates assessed in 1997. The increase in franchise taxes resulted from greater levels of stockholders' equity year-to-year. Other operating expenses increased due primarily to increased branch operations coupled with the Company's growth year-to-year.

Federal Income Taxes
--------------------

                    The provision for federal income taxes increased by $153,000, or 20.7%, during the six months ended June 30, 1997, as compared to the same period in 1996. The effective tax rates for the six month periods ended June 30, 1997 and 1996 were 32.9% and 32.0%, respectively.

Pending Business Combination
----------------------------

                  On April 29, 1997, the Company announced the signing of a definitive agreement for the acquisition of Unity Savings Bank, McArthur, Ohio ("Unity"). Under terms of the agreement, the Company will exchange 8.5 shares of its common stock, subject to adjustment, for each of the 93,250 shares of Unity stock. The combination will be accounted for as a pooling of interests. At June 30, 1997, Unity reported total assets of $66.3 million, total deposits of $47.7 million and stockholders equity of $7.4 million. The transaction is expected to be consummated during the third quarter of 1997, subject to the approval of both the Company's and Unity's shareholders and subject to regulatory approval.

Comparison of Results of Operations for the Three Month Periods Ended June 30,
------------------------------------------------------------------------------
1997 and 1996
-------------

General
-------

                  Net earnings for the three months ended June 30, 1997 totaled $924,000, an increase of $128,000, or 16.1%, over the $796,000 in net earnings reported in the comparable 1996 period. The increase in earnings in the 1997 period is primarily attributable to a $352,000 increase in net interest income after provision for losses on loans, which was partially offset by a $215,000 increase in general, administrative and other expenses and an increase in federal income tax provision of $53,000.

Net Interest Income
-------------------

                  Total interest income for the three months ended June 30, 1997 increased by $797,000, or 17.0%, generally reflecting the effects of growth in interest-earning assets for the three month periods ending June 30, 1996 and 1997, coupled with an increase in the weighted-average yield year-to-year. Similarly, total interest expense increased for the three months ended June 30, 1997 by $337,000 or 17.4%. The increase was primarily attributable to the growth in interest-bearing liabilities as well as an increase in the weighted-average cost of funds, during the respective three month periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1997 and 1996

Comparison of Results of Operations for the Three Month Periods Ended June 30,
------------------------------------------------------------------------------
1997 and 1996
-------------

Provision for Losses on Loans
-----------------------------

                  The provision for losses on loans totaled $222,000 for the three months ended June 30, 1997, an increase of $68,000 from the comparable 1996 period.

                  Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 1997, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income
------------

                  Other income increased for the three months ended June 30, 1997 by $44,000 or 14.6% over the comparable 1996 period. The increase is primarily attributable to an increase of $50,000 in service fees, charges and other operating income, which was partially offset by a decrease of $6,000 in gain on sale of loans.

General, Administrative and Other Expense
-----------------------------------------

                  General, administrative and other expense increased for the three months ended June 30, 1997 by $215,000, or 14.5%. The increase was due primarily to a $118,000, or 14.7%, increase in employee compensation and benefits, a $48,000, or 25.7%, increase in occupancy and equipment expense, and an increase in federal deposit insurance premiums and franchise taxes of $6,000 and $12,000, respectively. Other operating expenses also increased year-to-year by $31,000 or 7.4%.

                  The increase in employee compensation and benefits is due primarily to the employment of additional staff the new banking offices which were partially offset by an increase in deferred costs related to greater lending volume year-to-year. The increase in franchise taxes resulted from greater levels of stockholders' equity in 1997. The increase in federal deposit insurance premiums resulted primarily from an increase in premium rates assessed in 1997. Other operating expenses increased due primarily to increased branch operations.

Federal Income Taxes
--------------------

                    The provision for federal income taxes increased by $53,000, or 13.5%, during the three months ended June 30, 1997, as compared to the same period in 1996. The effective tax rates for the three month periods ended June 30, 1997 and 1996 were 32.6% and 33.1%, respectively.

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

         Not applicable


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Company held its 1997 Annual Meeting of Shareholders April 29, 1997. Holders of 2,812,767 Common Shares of the Company were present representing 97.9% of the Company's 2,873,500 Common Shares outstanding.

         (b) and (c) The following persons were elected as Class I members of the Company's Board of Directors to serve until the 1999 Annual meeting or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

                        Name                               Votes For                Votes Withheld
                        ----                               ---------                --------------
                        Evan E. Davis                      2,811,867                       900
                        John D. Kidd                       2,810,467                     2,300
                        C. Clayton Johnson                 2,811,567                     1,200
                        Richard P. LeGrand                 2,811,867                       900

         The continuing Class II directors, whose terms expire at the 1998 annual meeting are: Barry M. Dorsey, Ph. D., Rick A. McNelly, Donald R. Seigneur and H. Grant Stephenson.

         The proposal for the ratification of the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending December 31, 1997 was approved with 2,804,267 votes FOR, 1,900 votes AGAINST and 6,600 votes ABSTAIN.

         The proposal for the Company's stock option plan to be amended and restated was approved with 2,523,021 votes FOR, 12,850 votes AGAINST and 14,300 votes ABSTAIN. There were also 262,596 broker non-votes on this proposal.


ITEM 5.  Other Information
         -----------------

         None

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Reports on Form 8-K:  None

         Exhibits: Financial data schedule for the six month period ended June 30, 1997

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 7, 1997                         By: /s/ JOHN D. KIDD
      ----------------                            ----------------------------
                                                  John D. Kidd
                                                  President


Date:  August 7, 1997                         By: /s/ H. TIM BICHSEL
      ----------------                            ----------------------------
                                                  H. Tim Bichsel
                                                  Chief Financial Officer