Form 10QSB
period 1997-09-30
OAK HILL FINANCIAL INC
filed 1997-11-14
CIK 949953

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1997
                               ---------------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number     0-26876
                       ---------------

                            OAK HILL FINANCIAL, INC.
--------------------------------------------------------------------------------
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

As of November 12, 1997, the latest practicable date, 3,517,190 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.

Transitional  Small Business Disclosure Format:

Yes                                   No  X
    ---                                  ---

                               Page 1 of 17 pages

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

                            OAK HILL FINANCIAL, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                     SEPTEMBER 30,    DECEMBER 31,
         ASSETS                                                               1997            1996
Cash and due from banks                                                   $  6,704        $  7,378
Federal funds sold                                                           5,407           4,135
Investment securities designated as available for sale - at market          45,009          37,501

Loans receivable - net                                                     221,904         190,396
Loans held for sale - at lower of cost or market                                --             140
Office premises and equipment - net                                          3,406           3,403
Federal Home Loan Bank stock - at cost                                       1,770           1,585
Accrued interest receivable                                                  1,718           1,435

Prepaid expenses and other assets                                              237             156
Prepaid federal income taxes                                                    46              --
Deferred federal income tax asset                                              704             772
                                                                          --------        --------

         Total assets                                                     $286,905        $246,901
                                                                          ========        ========

                            OAK HILL FINANCIAL, INC.

                        (In thousands, except share data)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                            1997             1996
Deposits                                                                                $241,629         $209,593
Securities sold under agreements to repurchase                                             1,564              130
Advances from the Federal Home Loan Bank                                                  17,315           13,604
Accrued interest payable and other liabilities                                             1,138              545
Federal income taxes payable                                                                  --               66
                                                                                        --------         --------
         Total liabilities                                                               261,646          223,938

Stockholders' equity
 Common stock - $.50 stated value; authorized 5,000,000 shares, 2,884,700 shares
    issued                                                                                 1,442            1,442
 Additional paid-in capital                                                                4,227            4,227
 Retained earnings                                                                        19,522           17,290
 Treasury stock (11,200 shares at cost)                                                      (28)             (28)
 Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                      96               32
                                                                                        --------         --------

         Total stockholders' equity                                                       25,259           22,963
                                                                                        --------         --------

         Total liabilities and stockholders' equity                                     $286,905         $246,901
                                                                                        ========         ========

                            OAK HILL FINANCIAL, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                          NINE MONTHS                   THREE MONTHS
                                                                             ENDED                          ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,

                                                                      1997            1996            1997          1996
Interest income
  Loans                                                             $14,243         $11,925         $5,102        $4,157
  Investment securities                                               2,052           1,829            689           666
  Interest-bearing deposits and other                                   334             387            136            76
                                                                    -------         -------         ------        ------
                Total interest income                                16,629          14,141          5,927         4,899
Interest expense
  Deposits                                                            7,093           6,032          2,477         2,034
  Borrowings                                                            764             559            331           212
                                                                    -------         -------         ------        ------
                    Total interest expense                            7,857           6,591          2,808         2,246
                                                                    -------         -------         ------        ------

                       Net interest income                            8,772           7,550          3,119         2,653

Provision for losses on loans                                           393             535             90           243
                                                                    -------         -------         ------        ------

                       Net interest income after
                       provision for losses on loans                  8,379           7,015          3,029         2,410
Other income
 Gain on sale of loans                                                   54              66             18            13
 Gain on sale of securities designated as available for sale              3              27              3            --
 Service fees, charges and other operating                              928             816            307           284
                                                                    -------         -------         ------        ------
                       Total other income                               985             909            328           297
General, administrative and other expense
 Employee compensation and benefits                                   2,733           2,481            959           864
 Occupancy and equipment                                                771             640            261           231
 Federal deposit insurance premiums                                      27               1              7            --
 Franchise taxes                                                        249             217             79            67
 Other operating                                                      1,493           1,054            677           324
                                                                    -------         -------         ------        ------
                       Total general, administrative
                         and other expense                            5,273           4,393          1,983         1,486
                                                                    -------         -------         ------        ------
                       Earnings before income taxes                   4,091           3,531          1,374         1,221
Federal income taxes
  Current                                                             1,378           1,173            449           451
  Deferred                                                              (36)            (20)            --           (39)
                                                                    -------         -------         ------        ------
                       Total federal income taxes                     1,342           1,153            449           412
                                                                    -------         -------         ------        ------

                       NET EARNINGS                                 $ 2,749         $ 2,378         $  925        $  809
                                                                    =======         =======         ======        ======
                       EARNINGS PER SHARE                           $   .95         $   .83         $  .32        $  .28
                                                                    =======         =======         ======        ======

                            OAK HILL FINANCIAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                        1997             1996
Cash flows from operating activities:
   Net earnings for the period                                                     $   2,749         $  2,378
   Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                                                       369              290
     Amortization of premiums on investment securities                                    10              (33)
     Amortization of deferred loan origination costs                                     127               47
     Federal Home Loan Bank stock dividends                                             (185)             (82)
     Loans originated for sale in secondary market                                    (5,403)          (5,939)
     Proceeds from sale of loans in the secondary market                               5,597            6,043
     Gain on sale of loans                                                               (54)             (66)
     Provision for losses on loans                                                       393              535
     Gain on sale of investment securities                                                (3)             (27)
     Gain on sale of assets                                                              (15)              (7)
     Increase (decrease) in cash due to changes in:
       Accrued interest receivable                                                      (284)            (168)
       Prepaid expenses and other assets                                                 (81)              (3)
       Accrued expenses and other liabilities                                            593              444
       Federal income taxes
         Current                                                                         (60)              33
         Deferred                                                                        (36)             (20)
                                                                                   ---------         --------
                          Net cash provided by operating activities                    3,717            3,425

Cash flows provided by (used in) investing activities:
   Loan principal repayments                                                          82,359           64,432
   Loan disbursements                                                               (114,387)         (85,641)
   Principal repayments on mortgage-backed securities                                  1,003            1,042
   Proceeds from maturity and redemption of investment securities                     15,905           11,472
   Proceeds from sale of investment
    securities designated as available for sale                                         --              1,973
   Purchase of office premises and equipment                                            (382)            (739)
   Proceeds from sale of assets                                                           25               32
   Purchase of investment securities
    designated as available for sale                                                 (24,306)         (25,996)
   Purchase of Federal Home Loan Bank stock                                             --               (561)
   (Increase) decrease in federal funds sold - net                                    (1,272)           7,761
                                                                                   ---------         --------
                          Net cash used in investing activities                      (41,055)         (26,225)
                                                                                   ---------         --------

                              Net cash used in operating and investing
                                activities (balance carried forward)                 (37,338)         (22,800)
                                                                                   ---------         --------

                            OAK HILL FINANCIAL, INC.

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                              1997             1996
                  Net cash used in operating and investing
                    activities (balance brought forward)                                  $(37,338)        $(22,800)

Cash flows provided by (used in) financing activities:
  Proceeds from securities sold under agreement to repurchase                                1,434             --
  Net increase in deposit accounts                                                          32,036           20,132
  Proceeds from Federal Home Loan Bank advances                                             12,020           14,043
  Repayment of Federal Home Loan Bank advances                                              (8,309)          (9,701)
  Proceeds from exercise of stock options                                                     --                 10
  Dividends paid on common shares                                                             (517)            (432)
                                                                                          --------         --------
                  Net cash provided by financing activities                                 36,664           24,052
                                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents                                          (674)           1,252
Cash and cash equivalents at beginning of period                                             7,378            6,250
                                                                                          --------         --------

Cash and cash equivalents at end of period                                                $  6,704         $  7,502
                                                                                          ========         ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                  $  1,309         $  1,139
                                                                                          ========         ========

    Interest on deposits and borrowed money                                               $  7,768         $  6,571
                                                                                          ========         ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                  $     64         $   (268)
                                                                                          ========         ========

                            OAK HILL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-KSB for the year ended December 31, 1996. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1997 and 1996, are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Oak Hill Financial, Inc. (the "Company") and its wholly owned subsidiary Oak Hill Banks (the "Bank"). All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share
         ------------------

         Earnings per share for the nine month periods ended September 30, 1997 and 1996 is based on 2,873,500 weighted average shares outstanding.

4.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

         In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction or otherwise has continuing involvement with the transferred assets. The new accounting method referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse.

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

                            OAK HILL FINANCIAL, INC.

4.   EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

     SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Company's consolidated financial positions or results of operation.

     In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e. no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the nine months ended September 30, 1997, would have been $.32 and $.32, respectively.

     In February 1997, the FASB issued SFAS No. 129 "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 is not expected to have a material impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

     SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

                            OAK HILL FINANCIAL, INC.

4.   EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected financial information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

                            OAK HILL FINANCIAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1996 TO SEPTEMBER 30, 1997

          At September 30, 1997, the Company had total assets of $286.9 million, an increase of approximately $40.0 million, or 16.2%, over December 31, 1996 levels. The increase in total assets was funded primarily by growth in the deposit portfolio of $32.0 million, undistributed net earnings of $2.2 million, and an increase in Federal Home Loan Bank advances of $3.7 million.

          Cash, federal funds sold and investment securities totaled $57.1 million at September 30, 1997, an increase of $8.1 million, or 16.5%, over December 31, 1996 levels. During the nine months ended September 30, 1997, management purchased $24.3 million of investment securities, while $15.9 million of securities matured. Securities purchased consisted primarily of U.S. treasury notes and U.S. government agency securities. The increase reflects management's efforts to maintain adequate levels of liquidity while maximizing yield on short-term investments.

          Loans receivable and loans held for sale totaled $221.9 million at September 30, 1997, an increase of $31.4 million, or 16.5%, over the total at December 31, 1996. Loan disbursements totaled approximately $119.8 million during the 1997 nine month period, while principal repayments and sales amounted to $82.4 million and $5.5 million respectively. Loan disbursements increased by $28.2 million, or 30.8%, during the 1997 period, as compared to the comparable period in 1996. Loans originated in 1997 were primarily comprised of commercial loans, l-4 family loans and residential loans.

          The Company's allowance for loan losses amounted to $2.9 million at September 30, 1997, an increase of $290,000 or 11.0% over the total at December 31, 1996. The allowance for loan losses represented 1.30% and 1.37% of the total loan portfolio at September 30, 1997 and December 31, 1996, respectively. The Company's allowance represented 353.0% and 326.2% of non-performing loans, which totaled $829,000 and $808,000 at September 30, 1997 and December 31, 1996, respectively.

          The deposit portfolio totaled $241.6 million at September 30, 1997, an increase of $32.0 million, or 15.3%, over December 31, 1996 levels. The increase resulted from management's marketing efforts and continued growth at newer branch facilities.

          Advances from the Federal Home Loan Bank totaled $17.3 million at September 30, 1997, an increase of $3.7 million over the total at December 31, 1996. The increase in advances was used primarily to fund growth in the loan portfolio.

          The Company and the Bank are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 1997, the Company's and the Bank's respective regulatory capital totals substantially exceeded all regulatory capital requirements.

                            OAK HILL FINANCIAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1997 and 1996

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996.

General
-------

          Net earnings for the nine months ended September 30, 1997, totaled $2.7 million, an increase of $371,000, or 15.6%, over the $2.4 million in net earnings reported in the comparable 1996 period. The increase in earnings in the 1997 period is primarily attributable to a $1.4 million increase in net interest income after provision for losses on loans, which was partially offset by an $880,000 increase in general, administrative and other expense and an increase in the federal income tax provision of $189,000.

Net Interest Income
-------------------

          Total interest income for the nine months ended September 30, 1997 increased by $2.5 million, or 17.6 %, generally reflecting the effects of growth in average interest-earning assets from $215.6 million to $277.0 million for the nine month periods ending September 30, 1996 and 1997, respectively, coupled with an increase in the weighted-average yield year-to-year. Similarly, total expense increased for the nine months ended September 30, 1997 by $1.3 million, or 19.2%, reflecting the growth in interest-bearing liabilities from $181.9 million to $234.9 million, as well as an increase in the weighted-average cost of funds, during the respective nine month periods.

Provision for Losses on Loans
-----------------------------

          The provision for losses totaled $393,000 for the nine months ended September 30, 1997, a decrease of $142,000 from the comparable 1996 period. The decrease is primarily attributable to the fact that loan losses for the nine months ended September 30, 1997, were considerably less as compared to the 1996 period. Consequently, management reduced the loan loss provision from 1.35% to 1.30% of total loans outstanding.

          Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 1997, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income
------------

          Other income increased for the nine months ended September 30, 1997, by $76,000 or 8.4% over the comparable 1996 period. The increase in other income is primarily attributable to a $112,000 increase in service fees, charges and other operating income, which was partially offset by a decrease in the gain on sale of loans of $12,000, or 18.2%, and a decrease in gain on sale of securities designated as available for sale of $24,000 or 88.9%.

General Administrative and Other Expense
----------------------------------------

          General, administrative and other expense increased for the nine months ended September 30, 1997, by $880,000 or 20.0%. The increase was due primarily to a $252,000, or 10.2%, increase in employee compensation and benefits, a $131,000, or 20.5%, increase in occupancy and equipment expense, and an increase in federal deposit insurance premiums and franchise taxes of $26,000 and $32,000, respectively. Other operating expenses also increased year-to-year by $439,000 or 41.7%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     For the three and nine month periods ended September 30, 1997 and 1996

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED)

     The increase in employee compensation and benefits is due primarily to additional personnel costs associated with two new branch openings, which were partially offset by an increase in deferred costs related to greater lending volume year-to-year. The increase in occupancy and equipment expense is also attributable to the opening of the new branch facilities. The increase in federal deposit insurance premiums resulted primarily from an increase in premium rates assessed in 1997. The increase in franchise taxes resulted from an increase in stockholders' equity. Other operating expenses increased due primarily to increased branch operations and non-recurring expenses totaling $276,000 directly related to the previously announced merger with Unity Savings Bank, McArthur, Ohio.

Federal Income Taxes
--------------------

     The provision for federal income taxes increased by $189,000, or 16.4%, during the nine months ended September 30, 1997, as compared to the same period in 1996, due primarily to a $560,000, or 15.9%, increase in net earnings before taxes year to year. The effective tax rates for the nine month periods ended September 30, 1997 and 1996 were 32.8% and 32.7%, respectively.



COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

General
-------

     Net earnings for the three months ended September 30, 1997 totaled $925,000, an increase of $116,000, or 14.3%, over the $809,000 in net earnings reported in the comparable 1996 period. The increase in earnings in the 1997 period is primarily attributable to a $619,000 increase in net interest income after provision for losses on loans, which was partially offset by a $497,000 increase in general, administrative and other expense and an increase in the federal income tax provision of $37,000.

Net Interest Income
-------------------

     Total interest income for the three months ended September 30, 1997 increased by $1.0 million, or 21.0%, generally reflecting the effects of growth in interest-earning assets for the three month periods ending September 30, 1996 and 1997, coupled with an increase in the weighted-average yield year-to-year. Similarly, total interest expense increased for the three months ended June 30, 1997 by $562,000 or 25.0%. The increase was primarily attributable to the growth in interest-bearing liabilities as well as an increase in the weighted-average cost of funds, during the respective three month periods.

Provision for Losses on Loans
-----------------------------

     The provision for losses on loans totaled $90,000 for the three months ended September 30, 1997, a decrease of $153,000 from the comparable 1996 period. The decrease is primarily attributable to the fact that loan losses for the nine months ended September 30, 1997, were considerably less as compared to the 1996 period. Consequently, management reduced the loan loss provision from 1.35% to 1.30% of total loans outstanding.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1997 and 1996

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED)

          Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 1997, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income
------------

          Other income increased for the three months ended September 30, 1997 by $31,000, or 10.4%, over the comparable 1996 period. The increase is primarily attributable to an increase of $23,000 in service fees, charges and other operating income, an increase of $5,000 in gain on sale of loans, and an increase of $3,000 in gain on sale of investments.

General, Administrative and Other Expense
-----------------------------------------

          General, administrative and other expense increased for the three months ended September 30, 1997, by $497,000, or 33.4%. The increase was due primarily to a $95,000, or 11.0%, increase in employee compensation and benefits, a $30,999, or 13.0%, increase in occupancy and equipment expense, and an increase in federal deposit insurance premiums and franchise taxes of $7,000 and $12,000, respectively. Other operating expenses also increased year-to-year by $353,000 or 109.0%.

          The increase in employee compensation and benefits is due primarily to the employment of additional staff the new banking offices, which was partially offset by an increase in deferred costs related to greater lending volume year-to-year. The increase in franchise taxes resulted from greater levels of stockholders' equity in 1996. The increase in federal deposit insurance premiums resulted primarily from an increase in premium rates assessed in 1997. Other operating expenses increased due primarily to increased branch operations and non-recurring expenses totaling $276,000, directly related to the previously announced merger with Unity Savings Bank, McArthur, Ohio.


Federal Income Taxes
--------------------

     The provision for federal income taxes increased by $37,000, or 9.0%, during the three months ended September 30, 1997, as compared to the same period in 1996, due primarily to a $153,000, or 12.5%, increase in pretax earnings year to year. The effective tax rates for the three month periods ended September 30, 1997 and 1996 were 32.7% and 33.7%, respectively.

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

         Not applicable


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Company held a special Shareholders' Meeting August 12, 1997. Holders of 2,476,000 Common Shares of the Company were present representing 86.2% of the Company's 2,873,500 Common Shares outstanding.

         (b)   Not applicable

         (c) The proposal for adoption of the Agreement and Plan of Merger and Supplemental Agreement which would merge Unity Savings Bank into Oak Hill Banks, a wholly owned subsidiary of the Company, was approved with 2,468,500 votes FOR, 4,700 votes AGAINST, and 2,800 votes ABSTAIN.


ITEM 5.  Other Information
         -----------------

         None


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Company has filed the following current report on Form 8-K with the Securities and Exchange Commission:

         (a) A current report on Form 8-K, dated October 1, 1997, was filed on October 14, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1997                    By: /s/ John D. Kidd
       -----------------                        ---------------------------
                                                John D. Kidd
                                                President



Date:  November 12, 1997                    By: /s/ H. Tim Bichsel
       -----------------                        ---------------------------
                                                H. Tim Bichsel
                                                Chief Financial Officer