Form 10KSB
period 1997-12-31
OAK HILL FINANCIAL INC
filed 1998-03-30
CIK 949953

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                              ---------------------

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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

       Registrant's telephone number, including area code: (740) 286-3283

                               -------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common stock, without par value

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---  ---
         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for its most recent fiscal year are $29,667,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the sales price of the last trade of such stock as of March 20, 1998, was $39,671,623. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of March 20, 1998, there were issued and outstanding 3,519,190 shares of Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, are incorporated by reference into Part II.

         Portions of the proxy statement dated March 27, 1998, for the annual meeting of stockholders to be held April 28, 1998 are incorporated by reference into Part III.

         Transitional Small Business Disclosure Format (check one) Yes   No X
                                                                      ---  ---

                                     PART I

ITEM 1.  BUSINESS.

Oak Hill Financial, Inc.

         Oak Hill Financial, Inc., an Ohio corporation (the "Company"), is a bank holding company that engages indirectly in the business of commercial banking, and other permissible activities closely related to banking, through a wholly owned subsidiary, Oak Hill Banks (the "Bank"). The Company provides management and similar services for the Bank. Since it does not itself conduct any operating businesses, the Company must depend largely upon its subsidiary for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note A of the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Stockholders, which is incorporated by reference in response to this item.

         The Company was formed in 1981 for the purpose of becoming the parent holding company of the Bank. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. As such, the Company is subject to strict regulation regarding the acquisition of additional financial institutions and the conduct, through subsidiaries, of non-banking activities (see "Regulation").

         The Company faces strong competition from both banking and non-banking institutions. Its banking competitors include local and regional banks and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as savings and loan associations and credit unions, also offer a wide range of loan and deposit services that are directly competitive with those offered by the Bank. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by the Bank. Major stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from non-bank and non-savings and loan organizations will continue to grow.

         The range of banking services provided by the Company's subsidiary to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. The Bank operates under the direction of a board of directors and officers that is separate from the Company.

         The Company acquired Unity Savings Bank, a savings bank chartered under the law of Ohio and headquartered in McArthur, Ohio, ("Unity"), on October 2, 1997. The total consideration paid by the Company for all the outstanding common stock of Unity was approximately $12.7 million based upon the issuance of 643,690 shares of the Company common stock. The acquisition of Unity by the Company was completed through the merger of Unity with and into the Bank with the Bank being the surviving corporation. The acquisition of Unity was accounted for as a pooling of interests.

Lending Activities

         GENERAL. The Company generally makes loans in the 9 counties in which its branches are located. The Company's principal lending activities are the origination of (i) conventional one- to four-family residential loans, and (ii) commercial loans, most of which are secured by real estate located in the Company's primary market area. These loan categories accounted for approximately 84% of the Company's loan portfolio at December 31, 1997. The Company also makes consumer loans, including installment loans and second mortgages, and offers credit cards.

         LOAN PORTFOLIO COMPOSITION AND ACTIVITY. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages for each of the last three years, along with a reconciliation to loans receivable, net.

                                                                        At December 31,
                               -----------------------------------------------------------------------------------------------------
                                        1997              1996                  1995                 1994               1993
                                       ------            ------                ------               ------             ------
                                Amount     Percent   Amount   Percent     Amount     Percent    Amount    Percent   Amount  Percent
                                ------     -------   ------   -------     ------     -------    ------    -------   ------  -------
                                                              (Dollars in thousands)
Type of loan:
    1-4 family residential loans  $115,647   40.5%   $100,433    42.3%     $84,784     42.4%    $69,993    39.3%    $68,887   43.1%
    Commercial and other loans     123,978   43.5      96,214    40.5       72,863     36.4      76,024    42.7      64,301   40.2
    Consumer loans                  48,008   16.8      42,845    18.0       43,968     21.9      33,426    18.8      28,024   17.5
    Credit cards                     1,360    0.5       1,111     0.5          958      0.5         788     0.4         654    0.4
                                  --------  -----    --------   -----     --------    -----    --------   -----    --------  ------
Total loans                        288,993  101.3     240,603   101.3      202,573    101.2     180,231   101.2     161,866  101.2
LESS:
    Allowance for loan losses       (3,744)  (1.3)     (2,934)   (1.3)      (2,367)    (1.2)     (2,186)   (1.2)     (1,922)  (1.2)
                                  --------  -----    --------   -----     --------    -----    --------   -----    --------  -----
TOTAL LOANS RECEIVABLE, NET       $285,249  100.0%   $237,669   100.0%    $200,206    100.0%   $178,045   100.0%   $159,944  100.0%
                                  ========  =====    ========   =====     ========    ======   ========   =====    ========  =====


         The following is maturity information with respect to commercial loans at December 31, 1997.


                                   After one year        After five years
     Less than one year          through five years     through ten years            After ten years
--------------------------   -----------------------   -----------------------    -----------------------
                 Weighted                 Weighted                   Weighted                    Weighted
                  Average                  Average                    Average                     Average
 Amount            Yield      Amount        Yield      Amount          Yield         Amount        Yield         Total
---------       ----------   --------    ----------  ----------      ---------     ----------      ------       -------
                                                (Dollars in thousands)
   $31,198        9.15%      $40,902     9.33%         $21,932         8.32%        $29,946         9.38%       $123,978


         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. A significant portion of the Company's lending activity is the origination of permanent conventional loans secured by one- to four-family residences located within the Company's primary market area. The Company typically makes adjustable rate mortgage loans and holds the loans in portfolio. More than 73% the Company's portfolio of permanent conventional mortgage loans secured by one- to four-family residences are adjustable rate. The Company also underwrites fixed rate, residential mortgage loans, and may sell those loans in the secondary market to the FHLMC or on a servicing-released basis to another financial institution.

         The Company makes fixed rate loans on one- to four-family residences up to 95% of the value of the real estate and improvements (the "loan-to-value" or "LTV") substantially all of which are sold in the secondary market. Residential real estate loans are offered by the Company for terms of up to 30 years. The Company requires private mortgage insurance for the amount of such loans in excess of 80% of the value of the real estate securing such loans.


         The aggregate amount of the Company's one- to four-family residential real estate loans equaled approximately $115.6 million at December 31, 1997 and represented 40.5% of loans at such date. At such date, loans secured by residential real estate with outstanding balances of approximately $614,000, or
 .5%, of its total one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing.

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

         Due to the nature of the Company's customer base, real estate is frequently a material component of the collateral for its loans. The expected source of repayment of these loans is generally the operations of the borrower's business, but the real estate provides an additional measure of security. These risks, however, are generally mitigated by the fact that real estate is considered additional collateral on many of the Company's commercial loans and such properties are typically owner-occupied.

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

         The aggregate amount of the Company's commercial loans without real estate as primary or secondary collateral equaled approximately $66.3 million at December 31, 1997, and represented 53.5% of such loans at that date. At such date, commercial loans that were more than 90 days delinquent or nonaccruing totaled approximately $143,000 or .1% of its commercial loan portfolio. The aggregate amount of the Company's commercial loans with real estate as primary or secondary collateral was approximately $57.7 million at December 31, 1997, and at such date, approximately $47,000 in outstanding balances, or .08% of such loans were delinquent or nonaccruing.

         CONSUMER LOANS. The Company offers several consumer loan products: installment loans, home equity loans and credit cards.

         The Company has a good relationship with several car dealerships in its market area, and as a result is able to do some financing of new and used cars through these relationships. The Company only finances cars up to six years old and requires a down payment of 10.0%. These loans generally have fixed rates and maturities of three to five years.

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

         At December 31, 1997, the Company had approximately $49.4 million in its consumer loan portfolio, which was 17.3% of the Company's total loans. Approximately $282,000 of consumer loans were over 90 days delinquent or nonaccruing on that date, which represented .6% of the consumer loan portfolio.

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

         INCOME FROM LENDING ACTIVITIES. The Company earns interest and fee income from its lending activities. The Company earns income from fees for originating loans and for making commitments to originate loans and loan participations. Certain of these fees, net of origination costs, are deferred and amortized over the life of the respective loan. The Company also receives loan fees related to existing loans, which include late charges. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note A-4 to the Consolidated Financial Statements contains a discussion of the manner in which fees and income are recognized for financial reporting purposes.

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

         When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been entered into, the Bank will contact an attorney and request that the required 30-day prior notice of foreclosure or repossession proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. This procedure has historically aided in achieving a low level of nonperforming loans and, as of December 31, 1997, only $1.0 million or .36% of the Bank's total loan portfolio was

90 days or more past due. As of December 31, 1997, the Company's level of nonperforming assets to total assets was .29%.

       If a credit card account becomes 10 days delinquent, a notice is sent to the account holder demanding that the payment be made so that the card is current. Another notice is sent to the cardholder if the account becomes 20 days delinquent. If payment is not received within 30 days, authorization requests are denied, a message appears on the cardholder's account statement and a follow-up telephone call is made. These telephone collection efforts and statement messages continue until the account is deemed uncollectible. Legal action is considered during this time. As of December 31, 1997, approximately $6,500 in outstanding balances, or .5% of credit card loans were nonperforming.

       On December 31, 1997, the Bank held no real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. When the Bank has such real estate, it is classified as "other real estate owned" until it is sold. When property is so acquired, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling expenses. Any subsequent write-down resulting therefrom is charged to expense. Generally, unless the property is a one- to four-family residential dwelling and well-collateralized, interest accrual ceases in 90 days but no later than the date of acquisition. All costs incurred from that date in maintaining the property are expensed. Other real estate owned is appraised during the foreclosure process prior to the time of acquisition, and losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

       Not categorized as nonperforming loans are certain potential problem loans that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances may cause the borrowers to be unable to comply with the present loan repayment terms at some future date. At December 31, 1997, there were no such potential problem loans.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

       The following is a summary of the Company's loan loss experience and selected ratios for the periods presented.

                                                                         YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                        1997           1996            1995            1994           1993
                                                       ----           ----            ----            ----           ----
                                                                         (DOLLARS IN THOUSANDS)
Allowance for loan losses
    (beginning of period).................            $  2,934       $  2,367       $  2,186      $  1,922         $  1,614
Loans charged off:
    1-4 family residential real estate....                  22             46              -             -                -
    Multi-family and commercial
      real estate.........................                   -              -              5             -               22
    Commercial and industrial loans.......                  68             79            225            60              154
    Consumer  loans ......................                 402            323            352           178              181
                                                      --------       --------       --------      --------         --------
      Total loans charged off.............                 492            448            582           238              357
                                                      --------       --------       --------      --------         --------
Recoveries of loans previously
charged off:
    1-4 family residential real estate....                  45             20              -             2                6
    Multi-family and commercial
      real estate.........................                   -              -             33             1               18
    Commercial and industrial loans.......                   5              -              1             2               34
    Consumer  loans ......................                 102            136            148           134              135
                                                      --------       --------       --------      --------         --------
      Total recoveries....................                 152            156            182           139              193
                                                      --------       --------       --------      --------         --------

Net loans charged off.....................                 340            292            400            99              164
Provision for loan losses.................               1,150            859            581           363              472
                                                      --------       --------       --------      --------         --------
Allowance for loan losses
    (end of period).......................            $  3,744       $  2,934       $  2,367      $  2,186         $  1,922
                                                      ========       ========       ========      ========         ========
Loans outstanding:
    Average, net..........................            $255,294       $213,031       $190,868      $169,800         $149,980
    End of period.........................            $288,993       $240,603       $202,573      $180,231         $162,093
Ratio of allowance for loan losses to loans
  outstanding at end of period ...........                1.30%          1.22%          1.17%         1.21%            1.19%
Ratio of net charge-offs to average
  loans outstanding ......................                0.12%          0.14%          0.21%         0.06%            0.11%

         At December 31, 1997, 1996, and 1995 the Company had nonaccrual loans totaling $795,000, $808,000, and $355,000, respectively. Interest income that would have been recognized if such loans had performed in accordance with contractual terms totaled approximately $71,000, $15,000, and $14,000, for the years ended December 31, 1997, 1996, and 1995. There was no interest income recognized on such loans during any of the periods.

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

       Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 1997, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the Southeastern Ohio economy and employment levels could result in the Company experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

        The following table summarizes nonperforming assets by category.


                                                          1997          1996           1995          1994            1993
                                                          ----          ----           ----          ----            ----
                                                                              (Dollars in thousands)
Real estate:
    Nonaccrual..................................         $    505      $    320       $    115      $    209       $    429
    Past due 90 days or more(1).................              109           142            295           208            146
Commercial and industrial:
    Nonaccrual..................................              143           267             --           150            197
    Past due 90 days or more(1).................               --            --            681            --             --
Consumer and other:
    Nonaccrual..................................              147           221             70            37             25
    Past due 90 days or more(1).................              135            52            159            19             92
                                                         --------      --------       --------      --------       --------
       Total nonperforming loans................            1,039         1,002          1,320           623            889

Other real estate owned.........................               --            --             64           147             30
                                                         --------      --------       --------      --------       --------
       Total nonperforming assets...............         $  1,039      $  1,002       $  1,384      $    770       $    919
                                                         ========      ========       ========      ========       ========

Loans outstanding...............................         $288,993      $240,603       $202,573      $180,231       $162,093
Allowance for possible loan losses
  to total loans................................             1.30%         1.22%          1.17%         1.21%          1.19%
Nonperforming loans to total
  loans.........................................             0.36          0.42           0.81          0.22           0.55
Nonperforming assets to total assets............             0.29          0.32           0.63          0.26           0.41
Allowance for possible loan losses to
  nonperforming loans...........................            360.4%        292.8%         144.8%        350.9%         216.2%

----------------------

(1) Represents accruing loans delinquent greater than 90 days which are considered by management to be well secured and in the process of collection.

        As of December 31, 1997 the Company had no loans that were not included in the nonaccrual, past due 90 days or more or restructured categories where the borrowers were experiencing potential credit problems that raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.

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



                                                                                          At December 31
                                                                         ---------------------------------------------
                                                                         1997            1996         1995        1994
                                                                         ----            ----         ----        ----
                                                                                      (Dollars in thousands)
U.S. Government and agency obligations.....................             $     --       $     --     $     --    $ 11,014
State and local government obligations......................                  --             --           --       1,927
                                                                        --------       --------     --------    --------
       Total investment securities held to maturity.........                  --             --           --      12,941
Investment securities designated as available for  sale.....              47,839         41,419       29,754      17,388
                                                                        --------       --------     --------    --------
       Total investment securities..........................            $ 47,839       $ 41,419     $ 29,754    $ 30,329
                                                                        ========       ========     ========    ========

       The following table reflects the maturities of the Company's investment securities at December 31, 1997.


                                                                        Due After Five
                               Due in One Year   Due After One Year      Years Through       Due After
                                  or Less        Through Five Years         Ten Years        Ten Years
                             -----------------   ------------------    -----------------  ---------------
   Investment Securities     Amount       Rate   Amount       Rate     Amount      Rate   Amount     Rate       Total
   ---------------------     ------       ----   ------       ----     ------      ----   ------     ----       -----
Available for Sale:
  U.S. Government and
    agency obligations....    $10,496     5.68%  $19,655       6.53%   $11,533     6.82%  $3,788      7.60%    $45,448
  Municipal obligations...        466     4.49       962       4.59        939     5.06       --        --       2,391
                             --------    -----   -------       -----   -------     -----  ------      -----    -------
Total investment securities   $10,962     5.63%  $20,617       6.44%   $12,472     6.69%  $3,788      7.60%    $47,839
                              =======    =====   =======       =====   =======     =====  ======      =====    =======


       The following table sets forth the carrying value of the Company's mortgage-backed securities portfolio, including securities designated as available for sale, at the dates indicated:


                                                                                         At December 31
                                                                          ---------------------------------------------
                                                                          1997         1996           1995         1994
                                                                          ----         ----           ----         ----
                                                                                     (Dollars In thousands)
Federal National Mortgage
        Association (FNMA)........................                         $1,292      $3,418       $ 4,082      $ 4,139
Federal Home Loan Mortgage
        Corporation (FHLMC).......................                          1,731       4,937         5,355        3,772
Government National Mortgage Association (GNMA)...                          1,127       1,397         1,706        1,914
Collateralized mortgage obligations...............                             --          --            --        3,554
                                                                           ------      ------       -------      -------
Total mortgage-backed securities..................                         $4,150      $9,752       $11,143      $13,379
                                                                           ======      ======       =======      =======

       The following table sets forth the amount of the Company's mortgage-backed securities portfolio having fixed rates and the amount having adjustable rates at the dates indicated:

                                                                          At December 31,
                                      --------------------------------------------------------------------------------------
                                             1997                  1996                  1995                   1994
                                      -----------------     ------------------     ------------------     ------------------
                                      Amount    Percent     Amount     Percent     Amount     Percent     Amount     Percent
                                                                     (Dollars in thousands)
Fixed rate..........................  $1,954     47.1%      $3,268      33.5%    $ 3,309        29.7%     $ 6,925      51.8%
Adjustable rate.....................   2,196     52.9        6,484      66.5       7,834        70.3        6,454      48.2
                                      ------    -----       ------     -----     -------       -----      -------     -----
Total mortgage-backed
    securities......................  $4,150    100.0%      $9,752     100.0%    $11,143       100.0%     $13,379     100.0%
                                      ======    =====       ======     =====     =======       =====      =======     =====


         The following table reflects the estimated principal repayments or repricing of the Company's mortgage-backed securities at December 31, 1997.


                                                                                Due After Five
                                  Due in One Year       Due After One Year      Years Through
                                      or Less           Through Five Years        Ten Years           Due After Ten Years
                               --------------------    --------------------    ------------------     --------------------
                                          Weighted                Weighted               Weighted                Weighted
                                           Average                 Average                Average                 Average
Investment Securities          Amount        Rate       Amount       Rate      Amount       Rate      Amount        Rate      Total
---------------------          ------        ----       ------       ----      ------       ----      ------        ----      -----
                                                                  (Dollars in thousands)
Available for sale:
Fixed rate................       $529       8.00%       $594        7.00%       $426       8.25%      $  405        8.00%     $1,954
  Variable rate...........         --         --          --          --          --         --        2,196        7.50       2,196
                                 ----       -----       ----        -----       ----       -----      ------        ----      ------
Total mortgage-backed
  securities..............       $529       8.00%       $594        7.00%       $426       8.25%      $2,601        7.58%     $4,150
                                 ====       =====       ====        =====       ====       =====      ======        =====     ======

Source of Funds

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

       The distribution of the Company's deposit accounts by type and rate is set forth in the following table.


                                                                                 December 31,
                                               -----------------------------------------------------------------------------
              Type of Account                         1997                1996                 1995               1994
                    and                        ------------------    ----------------    -----------------   ---------------
               Interest Rate                   Amount     Percent    Amount   Percent    Amount    Percent   Amount  Percent
              ---------------                  ------     -------    ------   -------    -------   -------   ------  -------
                                                                         (Dollars in thousands)
Demand deposit accounts..............        $ 30,369       10.1%  $ 22,673     8.7%    $ 19,392     8.4%   $ 17,293     8.2%
Savings accounts.....................          41,259       13.7     40,618    15.7       40,823    17.7      45,363    21.6
NOW accounts.........................          24,143        8.0     22,725     8.8       20,753     9.0      21,729    10.4
Money market deposit accounts........           6,911        2.3      6,690     2.6        7,281     3.1       9,098     4.4
Premium investment accounts..........          19,161        6.3     22,696     8.8       14,198     6.2          --      --
Select investment accounts...........           7,234        2.4      1,267     0.5           --      --          --      --
                                             --------      -----   --------   -----     --------   -----    --------   -----
Total transaction accounts...........         129,077       42.8    116,669    45.1      102,447    44.4      93,483    44.6
CERTIFICATES:
   2.00 - 4.99%......................          14,606        4.8     20,853     8.1       21,081     9.1      67,482    32.2
   5.00 - 6.99%......................         157,835       52.3    113,267    43.8       89,260    38.7      43,138    20.5
   7.00 - 9.00%......................             447        0.1      7,833     3.0       17,890     7.8       5,702     2.7
                                             --------      -----   --------   -----     --------   -----    --------   -----
Total certificates of deposit........         172,888       57.2    141,953    54.9      128,231    55.6     116,322    55.4
                                             --------      -----   --------   -----     --------   -----    --------   -----
Total deposits.......................        $301,965      100.0%  $258,622   100.0%    $230,678   100.0%   $209,805   100.0%
                                             ========      =====   ========   =====     ========   =====    ========   =====

       The following table presents, by various interest rate categories, certain information concerning maturities of the Company's certificates of deposit as of December 31, 1997.


                                                   Within        One to        Over
Certificate of Deposit Accounts                   One Year       Three        Three           Total
-------------------------------                   --------       Years        Years           -----
                                                                 -----        -----
                                                                    (In thousands)
4.00% and less..............................        $  2,465      $     6       $   --       $  2,471
4.01% to 5.00%..............................          11,804          850           51         12,705
5.01% to 6.00%..............................          92,173       38,319        4,027        134,519
6.01% to 7.00%..............................          12,382       10,253          354         22,989
7.01% to 8.00%..............................               -          154           50            204
                                                    --------      -------       ------       --------
Total                                               $118,824      $49,582       $4,482       $172,888
                                                    ========      =======       ======       ========


       The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity as of December 31, 1997.

                                                               Amount
                                                               ------
Maturity Period                                            (In thousands)
---------------
Three months or less                                           $18,805
Over three through six months                                   11,044
Over six through 12 months                                      11,267
Over 12 months                                                   8,848
                                                               -------
           Total                                               $49,964
                                                               =======

       BORROWINGS. Deposits and repayment of loan principal are the primary source of funds for the Company's lending activities and other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for loans, the Company can obtain funds necessary through loans (advances) from the FHLB of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. The Company typically utilizes FHLB advances to fund long-term fixed rate commercial loans and to meet short-term liquidity needs. As of December 31, 1997, the Bank had outstanding FHLB advances totaling $24.7 million. See Note F to the consolidated financial statements for additional information regarding FHLB advances. The Company also has arrangements to borrow funds from commercial banks. The Company does not solicit brokered deposits.

       The following table sets forth the maximum amount of the Company's FHLB advances and other borrowings outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances and other borrowings for such periods:


                                                                  Year ended December 31,
                                                                ---------------------------
                                                                1997         1996      1995
                                                                ----         ----      ----
Maximum amount outstanding:                                       (Dollars in thousands)
  FHLB advances                                                   $28,868   $21,447    $9,608
  Average amount of FHLB advances and
   other borrowings outstanding                                    25,820    15,006     8,174
  Weighted average interest rate of total
    borrowings based on quarter end balances                         6.39%     6.57%     7.33%

       The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:


                                                                     December 31,
                                                           -------------------------------
                                                           1997         1996          1995
                                                           ----         ----          ----
                                                                 (Dollars in thousands)

FHLB advances                                               $24,705      $21,437       $8,905
Other borrowings                                                 --           --           --
    Total borrowings                                        $24,705      $21,437       $8,905
                                                            =======      =======       ======

Personnel

       At December 31, 1997 the Company and its subsidiary employed 140 persons on a full-time basis and 33 persons on a part-time basis.

Executive Offices

       The Company's executive office is located at 14621 State Route 93, Jackson, Ohio 45640 and its telephone number is (740) 286-3283.

Subsidiary

       The Company owns all of the outstanding stock of Oak Hill Banks, an Ohio state-chartered bank, which was founded in 1902.

Regulation

       Oak Hill Banks, as an Ohio state-chartered bank, is subject to supervision and regular examination by the Superintendent of Financial Institutions of the State of Ohio. It is insured by the Federal Deposit Insurance Corporation and is subject to the provisions of the Federal Deposit Insurance Act. To the extent that the information below consists of summaries of certain statutes or regulations, it is qualified in its entirety by reference to the statutory or regulatory provisions described.

       The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act"), which requires a bank holding company to register under the Act and to be subject to supervision and examination by the Board of Governors of the Federal Reserve System. As a bank holding company, the Company is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Act requires prior approval by the Board of Governors of the acquisition by a bank holding company, or any subsidiary thereof, of 5% or more of the voting stock or substantially all the assets of any bank within the United States.

       As a bank holding company located in the State of Ohio, the Company is not permitted to acquire a bank or other financial institution located in another state unless such acquisition is specifically authorized by the statutes of such state. The Act further provides that the Board of Governors shall not approve any such acquisition that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be to substantially lessen competition or to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

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

       The earnings of banks, and therefore the earnings of the Company (and its subsidiary), are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in an effort to prevent recession and to restrain inflation. Among the procedures used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These procedures are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also may affect interest rates charged on loans or paid for deposits. Monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business and earnings of the Company cannot accurately be predicted. The Company makes no attempt to predict the effect on its revenues and earnings of changes in general economic, industrial, and international conditions or in legislation and governmental regulations.

Business Risks

       Except for the historical information contained herein, the matters discussed in this Form 10-KSB include certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements contained herein are reasonable, and any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate, and in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

Growth Strategy. The Company has pursued and continues to pursue a strategy of growth. The success of the Company's growth strategy will depend largely upon its ability to manage its credit risk and control its costs while providing competitive products and services. This growth strategy may present special risks, such as the risk that the Company will not efficiently handle growth with its present operations, the risk of dilution of book value and earnings per share as a result of an acquisition, the risk that earnings will be adversely affected by the start-up costs associated with establishing new products and services, the risk that the Company will not be able to attract and retain qualified personnel needed for expanded operations, and the risk that its internal monitoring and control systems may prove inadequate.

Potential Impact of Changes In Interest Rates. The Company's results of operations are dependent to a large degree on net interest income, the difference between interest income from loans and investments and interest expense on deposits and borrowings. One common measurement of interest rate risk, known as the interest rate gap, is the difference between interest-earning assets and interest-bearing liabilities repricing or maturing within various time frames, expressed as a percentage of total assets. At December 31, 1997, the Company had a cumulative interest rate gap of negative 8.19% for one year. As a result of this negative interest rate gap position, the rate of increase in the costs associated with the Company's deposits could be expected to increase more rapidly than the rate of increase in the Company's income from loans and investments in a period of rising interest rates. Consequently, a significant increase in market rates of interest could adversely affect net interest income. Conversely, a significant decrease in market rates of interest could result in increased net interest income.

Control by Management; Anti-Takeover Provisions. Evan E. Davis, John D. Kidd and
D. Bruce Knox (the "Principal Stockholders") own in the aggregate approximately 56.2% of the outstanding shares of Common Stock of the Company. Accordingly, the Principal Stockholders will retain the power to elect the entire Board of Directors of the Company and to determine the outcome of any other matters submitted to the Company's stockholders for approval. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions which may delay or make more difficult an acquisition of control of the Company. For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes. Assuming that the Principal Stockholders continue to retain at least a majority of the outstanding voting shares of the Company, such ownership position could be expected to deter any prospective acquiror from seeking to acquire ownership or control of the Company, and the Principal Stockholders would be able to defeat any acquisition proposal that requires approval of the Company's stockholders, if the Principal Stockholders chose to do so. In addition, the Principal Stockholders may make a private sale of shares of common stock of the Company which they own, including to a person seeking to acquire ownership or control of the Company. The Company has 3,000,000 shares of authorized but unissued preferred stock, par value $ .01 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company. In December 1997, the Board of Directors of the Company approved and adopted a stockholder rights plan that contemplates the issuance of rights to purchase preferred stock of the Company to the Company's common stockholders of record as of February 17, 1998, as set forth in the Rights Agreement entered into between the Company and Fifth Third Bank on January 23, 1998.

Credit Risk; Exposure To Economic Conditions in Jackson, Gallia, Ross, Scioto and Vinton Counties, Ohio. A significant risk facing lenders generally is credit risk, that is, the risk of losing principal and accrued interest if borrowers fail to perform according to the terms of the loan agreements. The Bank's concentration of loans in Jackson, Gallia, Ross, Scioto, and Vinton Counties, Ohio, exposes it to risks resulting from changes in the local economies. Per capita income in Jackson, Gallia, Ross, Scioto and Vinton Counties in 1993 was less than the statewide average, while unemployment in the same five counties was higher than the statewide unemployment level, according to recent estimates. While the Bank's market area for loans extends throughout most of southeastern Ohio and Butler and Warren Counties, Ohio, its lending operations are concentrated in Jackson, Gallia, Ross, Scioto, and Vinton Counties, Ohio.

Competition. Banking institutions operate in a highly competitive environment. The Company competes with other commercial banks, credit unions, savings institutions, finance companies, mortgage companies, mutual funds, and other financial institutions, many of which have substantially greater financial resources than the Company. Certain of these competitors offer products and services that are not offered by the Company and certain competitors are not subject to the same extensive laws and regulations as the Company. Additionally, consolidation of the financial services industry in Ohio and in the Midwest in recent years has increased the level of competition. Recent and proposed regulatory changes may further intensify competition in the Company's market area.

Absence of Trading Market; Determination of Offering Price; Dilution. Prior to the initial public offering of the common stock of the Company, there had been no market for the Common Stock and there can be no assurance that an active trading market will be sustained. Accordingly, no assurance can be given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company. The market price of the Common Stock could be subject to significant fluctuations in response to variations in operating results and other factors.

Shares Eligible for Future Sale. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current stockholders. The Principal Stockholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act").

Dependence on Management. The Company's success depends to a great extent on its senior management, including its Chairman, Evan E. Davis; President, John D. Kidd; Executive Vice President, Richard P. LeGrand; and Secretary/Treasurer, H. Tim Bichsel. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management. The Company does not own or currently plan to acquire "key man" life insurance on the lives of any of its key employees.

ITEM 2.  PROPERTIES.

         The registrant and its subsidiary operate from 15 full-service offices and a loan production office in Ohio, plus the Company's executive office in Jackson, Ohio. Four of the offices are located in Jackson County, Ohio; there is one ATM branch located in a shopping center pursuant to lease. The remaining properties in Jackson County are located on real estate which is owned by the Company. Three offices are located in Ross County, Ohio; one in Warren County, Ohio; three in Scioto County, Ohio; one in Pickaway County, Ohio; one in Butler County, Ohio; one in Vinton County, Ohio; one in Gallia County, Ohio; and one in Athens County, Ohio. Five of the offices (located in Ross County, Butler County, Scioto County, and Athens County) are on leased locations. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the registrant or its subsidiary.

ITEM 3.  LEGAL PROCEEDINGS.

         Except for routine litigation incident to their business, the registrant and its subsidiary are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the shareholders during the fourth quarter of 1997.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

SHAREHOLDER INFORMATION

         The common stock of the Company is traded on the Nasdaq National Market System under the symbol "OAKF."

         The high and low sales prices for the Company common stock during each quarter of 1997 and 1996 are as follows:

Quarter
Ended                      High             Low

3/31/96                    10.00            9.25
6/30/96                    12.25            9.50
9/30/96                    12.25           11.00
12/31/96                   13.00           11.50
3/31/97                    14.25           12.25
6/30/97                    21.00           13.50
9/30/97                    21.00           19.25
12/31/97                   23.50           19.25


         At March 20, 1998, the Company had 351 stockholders of record and 3,519,190 shares of common stock outstanding.

         Dividends. The ability of the Company to pay cash dividends to stockholders is limited by its ability to receive dividends from its subsidiary. The State of Ohio places certain limitations on the payment of dividends by Ohio state-chartered banks.

         The Company declared the following quarterly cash dividends in 1996 and 1997:

Quarter                    Dividend
Ended                      Declared

3/31/96                      0.05
6/30/96                      0.05
9/30/96                      0.05
12/31/96                     0.06
3/31/97                      0.06
6/30/97                      0.06
9/30/97                      0.06
12/31/97                     0.08

Future cash and stock dividends will be subject to determination and declaration by the Board of Directors and will consider, among other factors, the Company's financial condition and results of operations, investment opportunities, capital requirements, and regulatory limitations.

         Stock Transfer Agent. Inquiries regarding stock transfer, registration, lost certificates, or changes in name and address should be directed in writing to the Company's stock transfer agent:

Fifth Third Bank
Stock Transfer Department
38 Fountain Square Plaza, MD 1090F5
Cincinnati, OH 45263
(513) 579-5320
(800) 837-2755

         Annual Meeting of Shareholders. The Annual Meeting of Shareholders of Oak Hill Financial, Inc. will be held on April 28, 1998, at 1:00 p.m. at the Ohio State University Extension South District Office, 17 Standpipe Road, Jackson, Ohio (the Extension Office is located just off State Route 93, 1.7 miles south of Jackson).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 1997 and 1996. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere in this report.

         On October 2, 1997, the Company acquired Unity Savings Bank ("Unity") by means of a merger of Unity, with assets of approximately $63.1 million, into Oak Hill Banks (the "Merger"). On the effective date of the Merger, all outstanding shares of Unity were cancelled and extinguished in consideration for 643,690 Oak Hill Financial shares.

FORWARD-LOOKING STATEMENTS

         In the following pages, management presents an analysis of the Company's financial condition as of December 31, 1997, and the results of operations for the year ended December 31, 1997 as compared to prior periods. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in the Company's general market area.

         Without limiting the foregoing, some of the forward-looking statements include the following:

         Management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses.

         Management's belief that the allowance for loan losses is adequate.

FINANCIAL CONDITION

         The Company's total assets amounted to $361.9 million as of December 31, 1997, an increase of $50.1 million, or 16.1%, over the $311.9 million total at December 31, 1996. The increase was funded primarily through growth in deposits of $43.3 million, an increase in borrowings of $3.3 million, and an increase in stockholders' equity of approximately $3.0 million.

         Cash and due from banks, federal funds sold, and investment securities increased by $1.7 million, or 2.6%, to a total of $65.6 million at December 31, 1997, compared to $63.9 million at December 31, 1996. Investment securities increased by $818,000, as purchases of $33.6 million exceeded maturities of $27.9 million and sales of $5.1 million, while Federal funds sold decreased by $362,000 during 1997.

         Loans receivable totaled $285.2 million at December 31, 1997, an increase of $47.6 million, or 20.0%, over the $237.7 million total at December 31, 1996. Loan disbursements totaled $184.2 million during 1997, which were partially offset by loans sales of $9.8 million and principal repayments of $125.8 million. Loan origination volume during 1997 exceeded that of 1996 by $75.5 million and sales volume increased by $1.9 million. The Company's allowance for loan losses amounted to $3.7 million at December 31, 1997, an increase of $810,000, or 27.6%, over the total at December 31, 1996. The allowance for loan losses represented 1.3% of the total loan portfolio at December 31, 1997, as compared to 1.22% at December 31, 1996. The Company's allowance represented 360.4% and 292.8% of nonperforming loans, which totaled $1.0 million and $1.0 million at December 31, 1997 and 1996, respectively.

         Deposits totaled $302.0 million at December 31, 1997, an increase of $43.3 million, or 16.8%, over the $258.6 million total at December 31, 1996. The increase resulted from management's continuing marketing efforts, increased customer acceptance of the Bank's "premium investment" account, and continued growth at newer branch facilities.

         The Company's stockholders' equity amounted to $33.3 million at December 31, 1997, an increase of $3.0 million, or 9.9%, over the balance at December 31, 1996. The increase resulted primarily from net earnings of $3.7 million which were partially offset by dividends to stockholders of $940,000.

SUMMARY OF EARNINGS

         The table on page 25 shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 1997, 1996, and 1995. The table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, the interest rate spread, and the net interest margin for the same periods.

         Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for interest-earning assets and interest-bearing liabilities. Volume change is calculated as change in volume times the old rate, while rate change is the change in rate times the old volume. The table on page 26 indicates the dollar amount of the change attributable to each factor. The rate/volume change, the change in rate times the change in volume, is allocated between the volume change and rate change at the ratio each of the components bears to the absolute value of their total.


COMPARISON OF RESULTS OF OPERATIONS FOR 1997 AND 1996 FISCAL YEARS

         General. Net earnings for the year ended December 31, 1997 totaled $3.7 million, a decrease of $4,000, or .1%, over the net earnings recorded in 1996. The decrease in earnings resulted primarily from a $1.4 million increase in general, administrative, and other expenses, a $291,000 increase in the provision for loan losses, and a $278,000 increase in the provision for Federal income taxes, which were partially offset by a $2.0 million increase in net interest income and a $12,000 increase in other income.

         Net Interest Income. Total interest income for the year ended December 31, 1997, amounted to $28.3 million, an increase of $4.1 million, or 16.9%, over the $24.2 million recorded for 1996. Interest income on loans totaled $24.1 million, an increase of $3.7 million, or 18.2%, over the 1996 period. This increase resulted primarily from a $42.3 million, or 19.8%, increase in the average portfolio balance outstanding year-to-year, which was partially offset by a 13 basis point decrease in the average yield, from 9.59% in 1996 to 9.46% in 1997. Interest income on investment securities and other interest-earning assets increased by $362,000, or 9.7%, to a total of $4.1 million in 1997, as compared to $3.7 million in 1996. This increase resulted primarily from a $2.8 million increase in the average portfolio balance year-to-year, combined with a 29 basis point increase in the average yield, from 6.03% in 1996 to 6.32% in 1997.

         Total interest expense amounted to $13.7 million for the year ended December 31, 1997, an increase of $2.1 million, or 18.0%, over the $11.6 million recorded in 1996. Interest expense on deposits increased by $1.5 million, or 14.0%, to a total of $12.1 million in 1997. The increase resulted primarily from a $32.1 million, or 14.4%, increase in the average deposit portfolio balance outstanding year-to-year, which was partially offset by a 2 basis point decrease in the average cost of deposits, from 4.75% in 1996 to 4.73% in 1997. Interest expense on borrowings increased by $601,000, or 59.9% during 1997. This increase was due to a $10.8 million increase in average borrowings outstanding, which was partially offset by a 47 basis point decrease in the average cost of borrowings, from 6.68% in 1996 to 6.21% in 1997.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.0 million, or 15.9%, for the year ended December 31, 1997, as compared to 1996. The interest rate spread increased by 4 basis points to 3.95% in 1997 from 3.91% in 1996, while the net interest margin decreased by 2 basis points to 4.54% in 1997 from 4.56% in 1996.

         Provisions for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for loan losses amounted to $1.2 million for the year ended December 31, 1997, as compared to $859,000 for the same period in 1996, an increase of $291,000, or 33.9%. The provision for loan losses in 1997 was increased primarily as a result of the $47.6 million of growth in the loan portfolio over the year. Net loan charge-offs amounted to $340,000 in 1997, as compared to $292,000 in 1996.

         Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 1997, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         Other Income. Other income totaled $1.4 million for the year ended December 31, 1997, an increase of $12,000, or .9%, over the amount recorded in 1996. The increase resulted primarily from a $19,000, or 1.5%, increase in service fees, charges, and other operating income, coupled with a $78,000 increase in gain on sale of loans, which were partially offset by net losses on sale of investments and other assets of $60,000, as compared to the $25,000 net gain recorded on such sales during the 1996 period.

         Other Expense. General, administrative, and other expense totaled $9.1 million for the year ended December 31, 1997, an increase of $1.4 million, or 19.0%, over the $7.6 million recorded in 1996. The increase resulted primarily from merger related expenses of $920,000 incurred in connection with the previously described Unity merger, a $364,000, or 9.2%, increase in employee compensation and benefits, and a $153,000, or 14.8%, increase in occupancy and equipment, and a $394,000, or 21.6% increase in other operating expense, which were partially offset by a $337,000, or 85.3% decrease in federal deposit insurance premiums.

         The increase in employee compensation and benefits resulted primarily from increased staffing levels required as a result of the establishment of new branch locations in 1997 and late 1996 combined with normal merit increases. Additionally, the opening of such branch facilities as described above was primarily responsible for the increase in occupancy and equipment expense. The decline in federal deposit insurance premiums was due to the absence of the one-time SAIF recapitalization assessment in 1997. The increase in other operating expense resulted primarily from costs attendant to the reporting requirements of a public stock company, coupled with an increase in expense related to administration of the Bank's credit card loan portfolio, computer software expenses associated with updating the Bank's processing systems, as well as increases in expenses related to the Company's overall growth year-to-year.

         Federal Income Taxes. The provision for federal income taxes amounted to $2.1 million for the year ended December 31, 1997, an increase of $278,000, or 15.7%, over the $1.8 million recorded in 1996. The effective tax rates were 35.1% and 32.3% for the years ended December 31, 1997 and 1996, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR 1996 AND 1995 FISCAL YEARS

         General. Net earnings for the year ended December 31, 1996 totaled $3.7 million, an increase of $933,000, or 33.6%, over the $2.8 million in net earnings recorded in 1995. The increase in earnings resulted primarily from a $2.3 million increase in net interest income and a $302,000 increase in other income, which were partially offset by a $278,000 increase in the provision for losses on loans, a $1.0 million increase in general, administrative and other expense and a $349,000 increase in the provision for federal income taxes.

         Net Interest Income. Total interest income for the year ended December 31, 1996, amounted to $24.2 million, an increase of $3.1 million, or 14.6%, over the $21.1 million recorded for 1995. Interest income on loans totaled $20.4 million, an increase of $2.8 million, or 15.7%, over the 1995 period. This increase resulted primarily from a $22.2 million, or 11.6%, increase in the average portfolio balance outstanding year-to-year, coupled with a 34 basis point increase in the average yield, from 9.25% in 1995 to 9.59% in 1996. Interest income on investment securities and other interest-earning assets increased by $297,000, or 8.6%, to a total of $3.7 million in 1996, as compared to $3.5 million in 1995. This increase resulted primarily from a $4.0 million increase in the average portfolio balance year-to-year, combined with a 10 basis point increase in the average yield, from 5.93% in 1995 to 6.03% in 1996.

         Total interest expense amounted to $11.6 million for the year ended December 31, 1996, an increase of $775,000, or 7.1%, over the $10.8 million recorded in 1995. Interest expense on deposits increased by $478,000, or 4.7%, to a total of $10.6 million in 1996. The increase resulted primarily from a $16.8 million, or 8.1%, increase in the average deposit portfolio balance outstanding year-to-year, which was partially offset by a 15 basis point decrease in the average cost of deposits, from 4.90% in 1995 to 4.75% in 1996. Interest expense on borrowings increased by $297,000, or 42.1% during 1996. This increase was due to a $6.8 million increase in average borrowings outstanding, which was partially offset by a 196 basis point decrease in the average cost of borrowings, from 8.64% in 1995 to 6.68% in 1996.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.3 million, or 22.4%, for the year ended December 31, 1996, as compared to 1995. The interest rate spread increased by 48 basis points to 3.91% in 1996 from 3.43% in 1995, while the net interest margin increased by 44 basis points to 4.56% in 1996 from 4.12% in 1995.

         Provisions for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for loan losses amounted to $859,000 for the year ended December 31, 1996, as compared to $581,000 for the same period in 1995, an increase of $278,000, or 47.9%. The provision for loan losses in 1996 was increased primarily as a result of the $37.5 million of growth in the loan portfolio over the year. Net loan charge-offs amounted to $292,000 in 1996, as compared to $400,000 in 1995.

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

         Other Income. Other income totaled $1.4 million for the year ended December 31, 1996, an increase of $302,000, or 27.5%, over the $1.1 million in other income recorded in 1995. The increase resulted primarily from a $172,000, or 15.4%, increase in service fees, charges, and other operating income, coupled with a $28,000 increase in gain on sale of loans, as well as a $102,000 increase in net gains on securities transactions, to $25,000 during

1996 as compared to the $77,000 net loss on such sales recorded during the 1995 period. The increase in service fees, charges, and other operating income resulted primarily from growth in the deposit portfolio, coupled with an increase in service fee rates and management's continued focus on collecting fees assessed on deposit accounts.

         Other Expense. General, administrative, and other expense totaled $7.6 million for the year ended December 31, 1996, an increase of $1.0 million, or 15.8%, over the $6.6 million recorded in 1995. The increase resulted primarily from a $402,000, or 11.2%, increase in employee compensation and benefits, a $108,000, or 11.6%, increase in occupancy and equipment, a $97,000 increase in federal deposit insurance premiums, and a $383,000, or 26.7% increase in other operating expense.

         The increase in employee compensation and benefits resulted primarily from increased staffing levels required as a result of the opening of a new branch office in Portsmouth, Ohio late in fiscal 1995 and an additional branch facility in Circleville, Ohio which opened for business during 1996. Additionally, the opening of such branch facilities as described above was primarily responsible for the increase in occupancy and equipment expense. The increase in franchise taxes resulted from the Company's continued growth in equity during 1996. The increase in federal deposit insurance premiums was a result of the one-time SAIF recapitalization assessment paid by Unity as a thrift institution. The increase in other operating expense resulted primarily from costs attendant to the reporting requirements of a public stock company, coupled with an increase in expense related to administration of the Bank's credit card loan portfolio, computer software expenses associated with updating the Bank's processing systems, as well as increases in expenses related to the Company's overall growth year-to-year.

         Federal Income Taxes. The provision for federal income taxes amounted to $1.8 million for the year ended December 31, 1996, an increase of $349,000, or 24.5%, over the $1.4 million recorded in 1995. The increase resulted primarily from a $1.3 million, or 30.5%, increase in earnings before taxes. The effective tax rates were 32.3% and 33.9% for the years ended December 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

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

         At December 31, 1997, the Company had $118.8 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on results of operations.

         In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $40.0 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At December 31, 1997, the Company had $24.7 million of outstanding FHLB advances.

         As of December 31, 1997, loan commitments, or loans committed but not closed, totaled $5.4 million. Additionally, the Bank had unused lines of credit and letters of credit totaling $24.9 and $974,000, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

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

         SFAS No.125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the Company's consolidated financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes in required. SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

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

OTHER MATTERS/YEAR 2000 ISSUES

         As with all providers of financial services, the Company's operations are heavily dependent on information technology systems. The Company is addressing the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Company is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

         As of the date of this Report on Form 10-KSB, the Company has not identified any specific expenses that are reasonably likely to be incurred by the Company in connection with this issue and does not expect to incur significant expenses to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Company's systems, programs and equipment year 2000 compliant, the Company's net earnings and financial condition could be adversely affected.

         In addition to possible expense related to its own systems, the Company could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Company's primary market area is not significantly dependent upon one employer or industry, the Company does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                                                           AVERAGE BALANCES AND INTEREST RATES
                                                                   Year Ended December 31,
                                                  1997                      1996                        1995
                                     ---------------------------  --------------------------  --------------------------

                                     Average    Interest Average  Average  Interest  Average  Average  Interest  Average
                                     Balance    Income/    Rate   Balance   Income/   Rate    Balance  Income/     Rate
                                     -------    Expense    ----   -------   Expense   ----    -------  Expense     ----
                                                -------                     -------                    -------
                                                                   (Dollars in thousands)
Interest-earning assets:
Loans receivable:
   Real estate mortgage             $102,882   $ 9,038    8.78%   91,249   $ 8,243    9.03% $ 84,607   $ 7,189     8.50%
   Commercial and other              108,125    10,499    9.71    84,840     8,157    9.61    70,502     6.697     9.50
   Installment loans                  43,159     4,465   10.35    36,012     3,882   10.78    34,933     3,639    10.42
   Credit card                         1,128       141   12.50       930       138   14.84       826       120    14.53
Investment securities                 56,682     3,666    6.47    50,862     3,180    6.25    44,470     2,691     6.05
Federal funds sold                     7,998       428    5.35     7,950       428    5.38    10,919       662     6.06
Interest-earning deposits                334        17    5.09     3,368       141    4.19     2,826        99     3.50
                                    --------   -------   -----   -------   -------   -----  --------   -------    -----
    Total interest-earning  assets   320,308    28,254    8.82   275,211    24,169    8.78   249,083    21,097     8.47

Non-interest-earning assets           19,064                      13,129                       8,774
                                    --------                     -------                    --------

        Total assets                $339,372                    $288,340                    $257,857
                                    ========                    ========                    ========

Interest-bearing liabilities:
Deposits:
   Savings accounts                 $ 40,863     1,271    3.11  $ 41,195     1,381    3.35  $ 41,767     1,471     3.52
   NOW accounts                       25,110       529    2.11    25,622       492    1.92    24,101       600     2.49
   Money market deposits               6,582       196    2.98     4,267       134    3.14     4,261       170     3.99
   Premium investment  accounts       26,390     1,275    4.83    23,034     1,131    4.91     9,765       486     4.98
   Certificates of deposit           156,870     8,832    5.63   129,574     7,478    5.77   127,049     7,411     5.83
Borrowings                            25,820     1,604    6.21    15,006     1,003    6.68     8,174       706     8.64


Total interest-bearing liabilities   281,635    13,707    4.87   238,698    11,619    4.87   215,117    10,844     5.04
                                               -------   -----              ------  ------             -------   ------

Non-interest-bearing liabilities      26,030                      20,811                      18,861

Stockholders' equity                  31,707                      28,831                      23,879
                                    --------                     -------                     -------
        Total liabilities and
        stockholders' equity        $339,372                    $288,340                    $257,857
                                    ========                    ========                    ========

Net interest income and interest

rate spread                                    $14,547    3.95%            $12,550    3.91%            $10,253     3.43%
                                               =======  =======            =======  =======            =======   =======

Net interest margin(1)                                    4.54%                       4.56%                        4.12%
                                                        =======                     =======                      =======

Average interest-earning assets to average
interest-bearing liabilities                            113.73%                     115.30%                      115.79%
                                                        =======                     =======                      =======



(1) The net interest margin is the net interest income divided by average interest-earning assets.

                                                        1997 vs 1996                                 1996 vs 1995
                                                        ------------                                 ------------
                                                 Increase (decrease) due to                   Increase (decrease) due to
                                            Volume       Rate           Total           Volume        Rate         Total
Change in interest income attributable to:
   Loans receivable                          $3,947       $(224)         $3,723           $2,050     $   725       $2,775
   Investment securities                        374          112            486              397          92          489
   Federal funds sold                             3          (3)              -            (167)        (67)        (234)
   Interest earning deposits with banks       (180)           56          (124)               21          21           42
                                             ------       ------         ------           ------     -------       ------
         Total interest income               $4,144       $ (59)         $4,085           $2,301     $   771       $3,072
                                             ======       ======         ======           ======     =======       ======

Change in interest expense attributable to:
   Deposits                                  $1,515       $ (28)         $1,487           $  770     $ (292)       $  478
   Borrowings                                   670         (69)            601              447       (150)          297
                                             ------       ------         ------           ------     -------       ------
         Total interest expense              $2,185       $ (97)         $2,088           $1,217     $ (442)       $  775
                                             ======       ======         ======           ======     =======       ======

Increase in net interest income                                          $1,997                                    $2,297
                                                                         ======                                    ======

ITEM 7.  FINANCIAL STATEMENTS.

         The information contained in Exhibit 13 hereto from the Company's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference in response to this item.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information is contained under "Ownership of Common Stock by Principal Shareholders" and "Ownership of Common Stock by Management" in the Company's Proxy Statement dated March 27, 1998 is incorporated herein by reference in response to this item.

         The information contained under "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement dated March 27, 1998 is incorporated herein by reference in response to this item.

ITEM 10. EXECUTIVE COMPENSATION.

         The information appearing under "Executive Compensation" in the Company's Proxy Statement dated March 27, 1998 is incorporated herein by reference in response to this item.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information appearing under "Ownership of Common Stock by Principal Shareholders" and "Ownership of Common Stock By Management" in the Company's Proxy Statement dated March 27, 1998 is incorporated herein by reference in response to this item.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under "Certain Transactions" in the Company's Proxy Statement dated March 27, 1998 is incorporated herein by reference in response to this item.


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Documents filed as a part of the Report:

         (1)     Report of Grant Thornton LLP, Independent Auditors

                 Consolidated Statements of Financial Condition as of December 31,
                 1997 and 1996

                 Consolidated Statements of Earnings for years ended
                 December 31, 1997, 1996 and 1995

                 Consolidated Statements of Stockholder's Equity for years ended
                 December 31, 1997, 1996 and 1995

                 Consolidated Statements of Cash Flows for years ended
                 December 31, 1997, 1996 and 1995

                 Notes to Consolidated Financial Statements for years ended
                 December 31, 1997, 1996 and 1995

         (2)     Financial Statement Schedules:

                 Schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(3)      Exhibits:

         Exhibit
         Number
         ------
         * 3(a) Second Amended and Restated Articles of Incorporation (reference is made to Form SB-2, Exhibit 3(i), File No. 33-096216 and incorporated herein by reference).

         * 3(b) Restated Code of Regulations (reference is made to Form SB-2, Exhibit 3(ii), File
                                    No. 33-96216 and incorporated herein by
                                    reference).

         *4(a) Reference is made to Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Registrant's Restated Articles of Incorporation (contained in the Registrant's Restated Articles of Incorporation filed as
                                    Exhibit 3(a) hereto) and Articles II, III,
                                    IV, VI and VIII of the Registrant's Amended and Restated Code of Regulations (contained in the Registrant's Amended and Restated Code of Regulations filed as Exhibit 3(b) hereto).

         *4(b) Rights Plan, dated January 23, 1998, between Oak Hill Financial, Inc., and Fifth Third Bank, (reference is made to Exhibit 4.1 to the Form 8-A, filed with the Securities and Exchange Commission on January 23, 1998 and incorporated herein by reference).

         *10(a) Oak Hill Financial, Inc. Amended and Restated 1995 Stock Option Plan (reference is made to Form SB-2, Exhibit 10(a), File No. 33-96216 and incorporated herein by reference).

         *10(b) Employment Agreement between D. Bruce Knox and the Registrant, dated April 28, 1997, (reference is made to Form S-4, Exhibit 10(b), file No. 333-30349, and incorporated herein by reference).

         *10(c) Executive Salary Continuation Agreement between D. Bruce Knox and Unity Savings Bank, dated December 7, 1994, (reference is made to Form S-4, Exhibit 10(c), file No. 333-30349, and incorporated herein by reference).

         *10(d) Executive Salary Continuation Agreement between George Knox and Unity Savings Bank, dated December 7, 1994, (reference is made to Form S-4, Exhibit 10(d), file No. 333-30349, and incorporated herein by reference).

         *10(e) Amendment, dated September 18, 1995 to the Executive Salary Continuation Agreement between George Knox and Unity Savings Bank, (reference is made to Form S-4, Exhibit 10(e), file No. 333-30349, and incorporated herein by reference).

           13                       1997 Annual Report (Selected portions).

          *21 Subsidiaries of the Registrant (reference is made to Form SB-2, Exhibit 21, File No. 33-96216 and incorporated herein by reference).

           23                       Consent of Grant Thornton LLP.

           24                       Powers of Attorney.

           27                       Financial Data Schedule

*Incorporated by reference as indicated.

(b)  Form 8-K's Filed in the Fourth Quarter

         1. Form 8-K, dated October 1, 1997, filed with the Securities and Exchange Commission on October 14, 1997.

         2. Form 8-K/A No. 1, dated October 1, 1997, filed with the Securities and Exchange Commission on December 15, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 OAK HILL FINANCIAL, INC.

                                                 By: /s/ JOHN D. KIDD
                                                    ----------------------------
                                                    John D. Kidd, President
                                                    and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                        TITLE                                            DATE

*     EVAN E. DAVIS                   Chairman of the Board                             )       March 27, 1998
--------------------------------                                                        )
      Evan E. Davis                                                                     )
                                                                                        )
                                                                                        )
 /s/ JOHN D. KIDD                     President, Chief Executive Officer, and Director  )       March 27, 1998
---------------------------------     (Principal Executive Officer)                     )
    John D. Kidd                                                                        )
                                                                                        )
*   RICHARD P. LeGRAND                Executive Vice President and Director             )       March 27, 1998
----------------------------                                                            )
    Richard P. LeGrand                                                                  )
                                                                                        )
                                                                                        )
*  H. TIM BICHSEL                     Secretary and Treasurer                           )       March 27, 1998
-------------------------------       (Principal Financial and Accounting Officer)      )
   H. Tim Bichsel                                                                       )
                                                                                        )
*   BARRY M. DORSEY                   Director                                          )       March 27, 1998
------------------------------                                                          )
    Barry M. Dorsey                                                                     )
                                                                                        )
*   C. CLAYTON JOHNSON                Director                                          )       March 27, 1998
-----------------------------                                                           )
    C. Clayton Johnson                                                                  )
                                                                                        )
                                                                                        )
*   RICK A. McNELLY                   Director                                          )       March 27, 1998
-----------------------------                                                           )
    Rick A. McNelly                                                                     )
                                                                                        )
                                                                                        )
*   DONALD R. SEIGNEUR                Director                                          )       March 27, 1998
----------------------------                                                            )
    Donald R. Seigneur                                                                  )
                                                                                        )
                                                                                        )
/s/ H. GRANT STEPHENSON               Director                                          )       March 27, 1998
----------------------------                                                            )
    H. Grant Stephenson                                                                 )


       SIGNATURE                                        TITLE                                        DATE


* D. BRUCE KNOX                       Director                                          )       March 27, 1998
----------------------------                                                            )
    D. Bruce Knox                                                                       )
                                                                                        )
                                                                                        )
                                                                                        )
By:  /s/ H. GRANT STEPHENSON                                                            )       March 27, 1998
    -------------------------------------                                               )
   H. Grant Stephenson,  attorney-in-fact                                               )
   for each of the persons indicated                                                    )


                            OAK HILL FINANCIAL, INC.

                               FORM 10-KSB FOR THE
                                   YEAR ENDED
                                DECEMBER 31, 1997

                                  EXHIBIT INDEX

         Exhibit
         Number         Description
         ------         -----------

         *3(a) Second Amended and Restated Articles of Incorporation (reference is made to Form SB-2, Exhibit 3(i), File No. 33-096216 and incorporated herein by reference).

         *3(b) Restated Code of Regulations (reference is made to Form SB-2, Exhibit 3(ii), File No. 33-96216 and incorporated herein by reference).

         *4(a) Reference is made to Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Registrant's Restated Articles of Incorporation (contained in the Registrant's Restated Articles of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Registrant's Amended and Restated Code of Regulations (contained in the Registrant's Amended and Restated Code of Regulations filed as Exhibit 3(b) hereto).

         *4(b) Rights Plan, dated January 23, 1998, between Oak Hill Financial, Inc., and Fifth Third Bank, (reference is made to Exhibit 4.1 to the Form 8-A, filed with the Securities and Exchange Commission on January 23, 1998 and incorporated herein by reference).

         *10(a) Oak Hill Financial, Inc. Amended and Restated 1995 Stock Option Plan (reference is made to Form SB-2, Exhibit 10(a), File No. 33-96216 and incorporated herein by reference).

         *10(b) Employment Agreement between D. Bruce Knox and the Registrant, dated April 28, 1997, (reference is made to Form S-4, Exhibit 10(b), file No. 333-30349, and incorporated herein by reference).

         *10(c) Executive Salary Continuation Agreement between D. Bruce Knox and Unity Savings Bank, dated December 7, 1994, (reference is made to Form S-4, Exhibit 10(c), file No. 333-30349, and incorporated herein by reference).

         *10(d) Executive Salary Continuation Agreement between George Knox and Unity Savings Bank, dated December 7, 1994, (reference is made to Form S-4, Exhibit 10(d), file No. 333-30349, and incorporated herein by reference).

         *10(e) Amendment, dated September 18, 1995 to the Executive Salary Continuation Agreement between George Knox and Unity Savings Bank, (reference is made to Form S-4,
                        Exhibit 10(e), file No. 333-30349, and incorporated herein by reference).

          13            1997 Annual Report (Selected portions).

         *21 Subsidiaries of the Registrant (reference is made to Form SB-2, Exhibit 21, File No. 33-96216 and incorporated herein by reference).

          23            Consent of Grant Thornton LLP.

          24            Powers of Attorney.

          27            Financial Data Schedule.

*Incorporated by reference as indicated.