Form 10QSB
period 1998-03-31
OAK HILL FINANCIAL INC
filed 1998-05-14
CIK 949953

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

For the quarterly period ended             March 31, 1998
                               ---------------------------------------

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

Registrant's telephone number, including area code: (740) 286-3283

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

As of May 6, 1998, the latest practicable date, 3,521,790 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.

Transitional  Small Business Disclosure Format:

Yes                                            No  X
    ---                                           ---

                               Page 1 of 17 pages

                            Oak Hill Financial, Inc.

                                      INDEX

                                                                           Page
                                                                           ----

PART I   -   FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                   3

             Consolidated Statements of Earnings                              4

             Consolidated Statements of Comprehensive Income                  5

             Consolidated Statements of Cash Flows                            6

             Notes to Consolidated Financial Statements                       8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                      11


PART II -    OTHER INFORMATION                                               14

SIGNATURES                                                                   15

                                      OAK HILL FINANCIAL, INC.

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  (In thousands, except share data)
                                                                         MARCH 31,     DECEMBER 31,
              ASSETS                                                          1998             1997
                                                                                         (Restated)
Cash and due from banks                                                   $  8,197         $  9,840
Federal funds sold                                                          12,153            3,773
Investment securities designated as available for sale - at market          52,133           51,989

Loans receivable - net                                                     291,168          285,249
Loans held for sale - at lower of cost or market                               568               --
Office premises and equipment - net                                          4,555            4,608
Federal Home Loan Bank stock - at cost                                       2,706            2,659
Accrued interest receivable                                                  2,155            2,346

Prepaid expenses and other assets                                              433              180
Cash surrender value of life insurance                                         608              591
Deferred federal income tax asset                                              752              682
                                                                          --------         --------

              Total assets                                                $375,428         $361,917
                                                                          ========         ========


              LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                                                  $321,166         $301,965
Securities sold under agreements to repurchase                                 929              258
Advances from the Federal Home Loan Bank                                    16,524           24,705
Accrued interest payable and other liabilities                               1,755            1,530
Federal income taxes payable                                                   627              110
                                                                          --------         --------
              Total liabilities                                            341,001          328,568


Stockholders' equity
 Common stock - $.50 stated value; authorized 5,000,000 shares,
    3,530,390 and 3,529,390 shares issued at March 31, 1998, and
    December 31, 1997                                                        1,765            1,765
 Additional paid-in capital                                                  4,022            4,012
 Retained earnings                                                          28,434           27,410
 Treasury stock (11,200 shares at cost)                                        (28)             (28)
 Unrealized gains on securities designated as available
    for sale, net of related tax effects                                       234              190
                                                                          --------         --------

              Total stockholders' equity                                    34,427           33,349
                                                                          --------         --------

              Total liabilities and stockholders' equity                  $375,428         $361,917
                                                                          ========         ========

                            OAK HILL FINANCIAL, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                        (In thousands, except share data)


                                                           1998          1997
                                                                   (Restated)
Interest income
  Loans                                                  $6,672        $5,534
  Investment securities                                     802           917
  Interest-bearing deposits and other                       160           111
                                                         ------        ------
                  Total interest income                   7,634         6,562

Interest expense                                          3,343         2,912
 Borrowings                                                 311           337
                                                         ------        ------
                  Total interest expense                  3,654         3,249
                                                         ------        ------

                  Net interest income                     3,980         3,313

Provision for losses on loans                               277           106
                                                         ------        ------

                  Net interest income after
                    provision for losses on loans         3,703         3,207

Other income
 Gain on sale of loans                                      144            14
 Gain on investment securities transactions                  14            --
 Service fees, charges and other operating                  358           338
                                                         ------        ------
                  Total other income                        516           352

General, administrative and other expense
 Employee compensation and benefits                       1,288         1,009
 Occupancy and equipment                                    309           340
 Federal deposit insurance premiums                          15            17
 Franchise taxes                                            127           114
 Other operating                                            559           434
                                                         ------        ------
                  Total general, administrative
                    and other expense                     2,298         1,914
                                                         ------        ------

                  Earnings before income taxes            1,921         1,645

Federal income taxes
  Current                                                   521           474
  Deferred                                                   94            74
                                                         ------        ------
                  Total federal income taxes                615           548
                                                         ------        ------

                  NET EARNINGS                           $1,306        $1,097
                                                         ======        ======

                  EARNINGS PER SHARE
                      Basic                              $  .30        $  .25
                                                         ======        ======
                      Diluted                            $  .29        $  .25
                                                         ======        ======

                            OAK HILL FINANCIAL, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)


                                                       1998        1997

Net earnings                                         $1,306      $1,097

Other comprehensive income, net of tax:

         Unrealized gains on securities
             designated as available for sale            68        (244)
                                                     ------      ------

Comprehensive income                                 $1,374      $  853
                                                     ======      ======

                                      OAK HILL FINANCIAL, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the three months ended March 31,
                                           (In thousands)
                                                                              1998             1997
                                                                                         (Restated)
Cash flows from operating activities:
  Net earnings for the period                                             $  1,306         $  1,097
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                             136              136
     Amortization (accretion) of premiums and discounts
        on investment securities - net                                          17               (3)
     Amortization of deferred loan origination costs                           101               54
     Federal Home Loan Bank stock dividends                                    (47)             (35)
     Loans originated for sale in secondary market                          (9,520)          (1,589)
     Proceeds from sale of loans in the secondary market                     9,048            1,673
     Gain on sale of loans                                                     (96)             (14)
     Provision for losses on loans                                             277              106
     Gain on investment securities transactions                                (14)              --
     Gain on sale of office equipment                                           (4)              --
     Increase (decrease) in cash due to changes in:
       Accrued interest receivable                                             191             (120)
       Prepaid expenses and other assets                                      (270)            (165)
       Accrued expenses and other liabilities                                  742              313
       Federal income taxes
          Current                                                             (188)              --
          Deferred                                                              94               74
                                                                          --------         --------
         Net cash provided by operating activities                           1,773            1,527

Cash flows provided by (used in) investing activities:
   Loan principal repayments                                                38,386           33,459
   Loan disbursements                                                      (44,683)         (40,558)
   Principal repayments on mortgage-backed securities                          306              499
   Proceeds from maturity and redemption of investment securities            6,000            3,706
   Purchase of office premises and equipment                                   (83)             (82)
   Proceeds from sale of office equipment                                        4               --
   Purchase of investment securities
    designated as available for sale                                        (6,385)         (13,161)
   (Increase) decrease in federal funds sold - net                          (8,380)             215
                                                                          --------         --------
         Net cash used in investing activities                             (14,835)         (15,922)
                                                                          --------         --------

         Net cash used in operating and investing
           activities (balance carried forward)                            (13,062)         (14,395)
                                                                          --------         --------

                                      OAK HILL FINANCIAL, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                For the three months ended March 31,
                                           (In thousands)
                                                                              1998             1997
                                                                                         (Restated)
                  Net cash used in operating and investing
                    activities (balance brought forward)                  $(13,062)        $(14,395)

Cash flows provided by (used in) financing activities:
  Proceeds from securities sold under agreement to repurchase                  671               95
  Net increase in deposit accounts                                          19,201           16,724
  Proceeds from Federal Home Loan Bank advances                                975            5,755
  Repayment of Federal Home Loan Bank advances                              (9,156)          (7,553)
  Proceeds from issuance of shares under stock option plan                      10               --
  Dividends paid on common shares                                             (282)            (172)
                                                                          --------         --------

                  Net cash provided by financing activities                 11,419           14,849
                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents                        (1,643)             454
Cash and cash equivalents at beginning of period                             9,840            8,635
                                                                          --------         --------

Cash and cash equivalents at end of period                                $  8,197         $  9,089
                                                                          ========         ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                  $     --         $     24
                                                                          ========         ========

    Interest on deposits and borrowed money                               $  3,662         $  3,227
                                                                          ========         ========

Supplemental disclosure of noncash investing activities:
  Unrealized  gains (losses) on securities designated as available
    for sale, net of related tax effects                                  $     68         $   (244)
                                                                          ========         ========

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 125                                          $     48         $     --
                                                                          ========         ========

                            OAK HILL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation
         ---------------------

         On October 1, 1997, Oak Hill Financial, Inc. (the "Company") merged Unity Savings Bank with and into its subsidiary Oak Hill Banks (the "Bank"), in a transaction that was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements as of December 31, 1997 and for the three month period ended March 31, 1997, have been restated to reflect the effects of the business combination as of January 1, 1997.

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-KSB for the year ended December 31, 1997. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended March 31, 1998 and 1997, are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries the Bank and Action Finance Company ("Action"). Action was incorporated during 1997 for the purpose of conducting finance lending operations. Action began such operations during 1998 using two separate office locations. All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share
         ------------------

         Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, adjusted for the issuance of 804,613 shares in the Unity merger and a 5 for 4 stock dividend which was declared on April 28, 1998, for shareholders of record on May 1, 1998 and which is payable on June 1, 1998. Weighted-average common shares outstanding totaled 4,398,418 and 4,396,487 for the three month periods ended March 31, 1998 and 1997, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,497,990 and 4,417,790 for the three month periods ended March 31, 1998 and 1997, respectively.

4.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to

                            OAK HILL FINANCIAL, INC.

4.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------------------

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

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 on January 1, 1998 as required, without material effect on the Company's consolidated financial position or results of operations.

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

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. Management adopted SFAS No. 130 effective January 1, 1998, as required without material impact on the Company's financial statements.

                            OAK HILL FINANCIAL, INC.

4.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------------------

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report select information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected financial information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

5.       Other Matters
         -------------

         As with all providers of financial services, the Company's operations are heavily dependent on information technology systems. The Bank and Action are addressing the potential problems associated with the possibility that the computers that control or operate the Bank's and Action's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank and Action are working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

         As of March 31, 1998, neither the Bank nor Action has identified any specific expenses that are reasonably likely to be incurred by the Bank or Action in connection with this issue and do not expect to incur significant expenses to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank and/or Action is ultimately required to purchase replacement computer systems, programs, and/or equipment, or incur substantial expense to make the Bank's and/or Action's systems, programs, and/or equipment year 2000 compliant, the Bank's and/or Action's net earnings and financial condition could be adversely affected.

         In addition to possible expense related to its own systems, the Bank and/or Action could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Bank's or Action's primary market area. Because the Bank's and Action's loan portfolios are highly diversified with regard to individual borrowers and types of businesses, and the Bank's and Action's primary market areas are not significantly dependent upon any one employer or industry, the Bank and Action do not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 1997 to March 31,
-----------------------------------------------------------------------------
1998
----

         At March 31, 1998, the Company had total assets of $375.4 million, an increase of approximately $13.5 million, or 3.7%, over December 31, 1997 levels. The increase in total assets was funded primarily by growth in the deposit portfolio of $19.2 million and undistributed net earnings of $1.0 million, which were partially offset by a decrease in Federal Home Loan Bank advances of $8.2 million.

         Cash, federal funds sold and investment securities totaled $72.5 million at March 31, 1998, an increase of $6.9 million, or 10.5%, over December 31, 1997 levels. During the three months ended March 31, 1998, management purchased $6.4 million of investment securities, while $6.3 million of securities matured. Securities purchased consisted primarily of U.S. treasury notes and U.S. government agency securities. The increase reflects management's efforts to maintain adequate levels of liquidity while maximizing yield on short-term investments.

         Loans receivable and loans held for sale totaled $291.7 million at March 31, 1998, an increase of $6.5 million, or 2.3%, over the total at December 31, 1997. Loan disbursements totaled approximately $54.2 million during the 1998 three month period, while principal repayments and sales amounted to $38.4 million and $9.0 million, respectively. Loan disbursements increased by $12.1 million, or 28.6%, during the 1998 period, as compared to the comparable period in 1997. Loans originated in 1998 were primarily comprised of commercial loans and 1-4 family residential loans.

         The Company's allowance for loan losses amounted to $3.8 million at March 31, 1998, an increase of $97,000 or 2.6% over the total at December 31, 1997. The allowance for loan losses represented 1.30% of the total loan portfolio at March 31, 1998 and December 31, 1997. The Company's allowance represented 392.1% and 360.4% of non-performing loans, which totaled $980,000 and $1.0 million at March 31, 1998 and December 31, 1997, respectively.

         The deposit portfolio totaled $321.2 million at March 31, 1998, an increase of $19.2 million, or 6.4%, over December 31, 1997 levels. Proceeds from deposit growth were utilized to fund loan originations and to repay advances from the Federal Home Loan Bank. The increase resulted primarily from management's marketing efforts and continued growth at newer branch facilities.

         The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 1998, the Bank's regulatory capital substantially exceeded all regulatory capital requirements.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 1998 and 1997

Comparison of Results of Operations for the Three Month Periods Ended March 31,
-------------------------------------------------------------------------------
1998 and 1997
-------------

General
-------

         Net earnings for the three months ended March 31, 1998 totaled $1.3 million, an increase of $209,000, or 19.1%, over the $1.1 million in net earnings reported in the comparable 1997 period. The increase in earnings in the 1998 period was primarily attributable to a $496,000 increase in net interest income after provision for losses on loans and a $164,000 increase in other income, which were partially offset by a $384,000 increase in general, administrative and other expenses and an increase in the federal income tax provision of $67,000.

Net Interest Income
-------------------

         Total interest income for the three months ended March 31, 1998 increased by $1.1 million, or 16.3%, generally reflecting the effects of growth in average interest-earning assets from $306.9 million to $353.0 million for the three month periods ending March 31, 1997 and 1998, respectively, coupled with an increase in the weighted-average yield year-to-year from 8.67% to 8.77%. Similarly, total interest expense increased for the three months ended March 31, 1998 by $405,000, or 12.5%, also reflecting the growth in average interest-bearing liabilities from $264.7 million to $306.9 million, as well as an increase in the weighted-average cost of funds from 4.98% to 4.94%, during the respective three month periods.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $667,000, or 20.1%, for the three months ended March 31, 1998, as compared to the comparable quarter in 1997. The interest rate spread amounted to 3.83% and 3.69% for the three months ended March 31, 1998 and 1997, while the net interest margin totaled 4.57% and 4.38% for the three months ended March 31, 1998 and 1997, respectively.

Provision for Losses on Loans
-----------------------------

         The provision for losses on loans totaled $277,000 for the three months ended March 31, 1998, an increase of $171,000 over the comparable 1997 period. The increase in the provision was primarily attributable to growth in the portfolio year-to-year.

         Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance was adequate at March 31, 1998, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 1998 and 1997

Comparison of Results of Operations for the Three Month Periods Ended March 31,
-------------------------------------------------------------------------------
1998 and 1997 (continued)
-------------------------

Other Income
------------

         Other income for the three months ended March 31, 1998, totaled $516,000, an increase of $164,000, or 46.6%, over the $352,000 reported in the comparable 1997 period. The increase resulted from a $20,000, or 5.9% increase in service fees, charges and other operating income, an increase of $130,000, or 928.6% in gain on sale of loans, and a $14,000 gain on sale of investments. The increase in gain on sale of loans was primarily attributable to an increase in the number of loans sold from the comparable 1997 period.

General, Administrative and Other Expense
-----------------------------------------

         General, administrative and other expense increased for the three months ended March 31, 1998 by $384,000, or 20.1%. The increase was due primarily to a $279,000, or 27.7%, increase in employee compensation and benefits, and an increase in franchise taxes of $13,000, which were partially offset by a $31,000, or 9.1% decrease in occupancy and equipment expense, and a $2,000, or 11.8% decrease in federal deposit insurance premiums. Other operating expenses also increased year-to-year by $125,000, or 28.8%.

         The increase in employee compensation and benefits is due primarily to additional staffing levels, primarily related to the start-up of the Action subsidiary, coupled with normal merit increases, which were partially offset by an increase in deferred costs related to greater lending volume year-to-year. The increase in franchise taxes resulted from greater levels of stockholders' equity in 1998. The decrease in occupancy and equipment expense resulted primarily from expenses related to the addition of new branch facilities during the first quarter of 1997. The increase in other operating expenses is primarily attributable to costs incurred in connection with the inception of the Action subsidiary, coupled with the Company's overall growth year to year.

Federal Income Taxes
--------------------

         The provision for federal income taxes increased by $67,000, or 12.2%, during the three months ended March 31, 1998, as compared to the same period in 1997. The effective tax rates for the three month periods ended March 31, 1998 and 1997 were 32.0% and 33.3%, respectively.

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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Company held its 1998 Annual Meeting of Shareholders April 28, 1998. Holders of 3,272,701 Common Shares of the Company were present were present representing 93.0% of the Company's 3,519,190 Common Shares outstanding.

         (b) and (c) The following persons were elected as Class II members of the Company's Board of Directors to serve until the 2000 Annual Meeting or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

                       Name                         Votes For   Votes Withheld
                       ----                         ---------   --------------

                       Barry M. Dorsey, Ph.D.       3,270,058        2,643
                       Rick A. McNelly              3,270,058        2,643
                       Donald R. Seigneur           3,270,058        2,643
                       H. Grant Stephenson          3,270,058        2,643

         The continuing Class I directors, whose terms expire at the 1999 Annual Meeting are: Evan E. Davis, John D. Kidd, C. Clayton Johnson, Richard
         P. LeGrand, and D. Bruce Knox.

         The proposal for the ratification of the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending December 31, 1998, was approved with 3,270,003 votes FOR, 1,742 votes AGAINST, and 956 votes ABSTAIN.

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


Date:  May 6, 1998                             By: /s/ John D. Kidd
      -------------------                          -----------------------------
                                                   John D. Kidd
                                                   President

Date:  May 6, 1998                             By: /s/ H. Tim Bichsel
      -------------------                          -----------------------------
                                                   H. Tim Bichsel
                                                   Chief Financial Officer