Form 10QSB
period 1998-06-30
OAK HILL FINANCIAL INC
filed 1998-08-14
CIK 949953

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended      June  30, 1998
                               -----------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number  0-26876

                            OAK HILL FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                              31-1010517
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

14621 State Route 93
Jackson, Ohio                                                    45640
---------------------                                          ----------
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

As of August 13, 1998, the latest practicable date, 4,405,540 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.

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

                                     OAK HILL FINANCIAL, INC.

                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                (In thousands, except share data)
                                                                       JUNE 30,       DECEMBER 31,
         ASSETS                                                          1998             1997
Cash and due from banks                                                $  8,037         $  9,840
Federal funds sold                                                        3,215            3,773
Investment securities designated as available for
   sale - at market                                                      53,102           51,989

Loans receivable - net                                                  311,130          285,249
Loans held for sale - at lower of cost or market                            542               --
Office premises and equipment - net                                       5,021            4,608
Federal Home Loan Bank stock - at cost                                    2,755            2,659
Accrued interest receivable                                               2,550            2,346

Prepaid expenses and other assets                                           425              180
Cash surrender value of life insurance                                       --              591
Deferred federal income tax asset                                           804              682
                                                                       --------         --------

         Total assets                                                  $387,581         $361,917
                                                                       ========         ========

         LIABILITIES & STOCKHOLDERS' EQUITY

Deposits                                                               $333,891         $301,965
Securities sold under agreements to repurchase                              893              258
Advances from the Federal Home Loan Bank                                 15,171           24,705
Accrued interest payable and other liabilities                            1,688            1,530
Federal income taxes payable                                                308              110
                                                                       --------         --------
         Total liabilities                                              351,951          328,568

Stockholders' equity
 Common stock - $.50 stated value; authorized 5,000,000 shares,
    4,416,165 and 3,529,390 shares issued at June 30, 1998 and
    December 31, 1997                                                     2,207            1,765
 Additional paid-in capital                                               4,072            4,012
 Retained earnings                                                       29,234           27,410
 Treasury stock (14,000 shares at cost)                                     (28)             (28)
 Unrealized gains on securities designated as available
    for sale, net of related tax effects                                    145              190
                                                                       --------         --------

         Total stockholders' equity                                      35,630           33,349
                                                                       --------         --------

         Total liabilities and stockholders' equity                    $387,581         $361,917
                                                                       ========         ========

                                         OAK HILL FINANCIAL, INC.

                                    CONSOLIDATED STATEMENTS OF EARNINGS

                                     (In thousands, except share data)
                                                           SIX MONTHS                   THREE MONTHS
                                                             ENDED                          ENDED
                                                            JUNE 30,                      JUNE 30,
                                                       1998            1997           1998           1997
                                                                 (Restated)                    (Restated)
Interest income
  Loans                                             $13,641         $11,310         $6,969         $5,776
  Investment securities                               1,670           1,913            868            996
  Interest-bearing deposits and other                   301             201            141             90
                                                    -------         -------         ------         ------
           Total interest income                     15,612          13,424          7,978          6,862

Interest expense
  Deposits                                            6,873           5,848          3,530          2,936
  Borrowings                                            577             705            266            368
                                                    -------         -------         ------         ------
           Total interest expense                     7,450           6,553          3,796          3,304
                                                    -------         -------         ------         ------

           Net interest income                        8,162           6,871          4,182          3,558
Provision for losses on loans                           589             342            312            236
                                                    -------         -------         ------         ------

           Net interest income after
               provision for losses on loans          7,573           6,529          3,870          3,322

Other income
 Gain on sale of loans                                  394              36            250             22
 Service fees, charges and other operating              797             667            425            329
                                                    -------         -------         ------         ------
           Total other income                         1,191             703            675            351

General, administrative and other expense
 Employee compensation and benefits                   2,483           2,098          1,195          1,089
 Occupancy and equipment                                633             598            324            258
 Federal deposit insurance premiums                      30              20             15              3
 Franchise taxes                                        242             217            115            103
 Other operating                                      1,154           1,078            595            645
                                                    -------         -------         ------         ------
           Total general, administrative
               and other expense                      4,542           4,011          2,244          2,098
                                                    -------         -------         ------         ------
           Earnings before income taxes               4,222           3,221          2,301          1,575

Federal income taxes
  Current                                             1,466           1,100            757            475
  Deferred                                             (100)            (36)            (6)            41
                                                    -------         -------         ------         ------
           Total federal income taxes                 1,366           1,064            751            516
                                                    -------         -------         ------         ------

           NET EARNINGS                             $ 2,856         $ 2,157         $1,550         $1,059
                                                    =======         =======         ======         ======

           EARNINGS PER SHARE
              Basic                                 $   .65         $   .49         $  .35         $  .24
                                                    =======         =======         ======         ======
              Diluted                               $   .64         $   .49         $  .34         $  .24
                                                    =======         =======         ======         ======

                                              OAK HILL FINANCIAL, INC.

                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   (In thousands)
                                                                     SIX MONTHS                   THREE MONTHS
                                                                       ENDED                          ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                                  1998          1997            1998          1997
Net earnings                                                    $2,856        $2,157          $1,550        $1,059

Other comprehensive income, net of tax:

          Unrealized gains (losses) on securities
               designated as available for sale                    (45)           (3)            (89)          124

           Reclassification adjustment for gains included
                in net earnings                                     36            11              26            --
                                                                ------        ------          ------        ------

Comprehensive income                                            $2,847        $2,165          $1,487        $1,183
                                                                ======        ======          ======        ======

Accumulated other comprehensive income                          $  145        $  190          $  145        $  190
                                                                ======        ======          ======        ======

                                           OAK HILL FINANCIAL, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the six months ended June 30,
                                                (In thousands)
                                                                                        1998             1997
                                                                                                   (Restated)
  Cash flows from operating activities:
    Net earnings for the period                                                    $   2,856         $  2,157
    Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                                                      283              269
      Amortization of premiums and discounts on investment securities - net               40              (18)
      Amortization of deferred loan origination costs                                    202              146
      Federal Home Loan Bank stock dividends                                             (96)             (74)
      Loans originated for sale in secondary market                                  (20,694)          (3,640)
      Proceeds from sale of loans in the secondary market                             20,370            3,590
      Gain on sale of loans                                                             (218)             (36)
      Provision for losses on loans                                                      589              342
      (Gain) loss on investment securities transactions                                  (68)              16
      Gain on sale of assets                                                              (4)             (15)
      Increase (decrease) in cash due to changes in:
        Accrued interest receivable                                                     (204)            (285)
        Prepaid expenses and other assets                                                346             (556)
        Accrued expenses and other liabilities                                           356              442
        Federal income taxes
          Current                                                                         --              186
          Deferred                                                                      (100)             (36)
                                                                                   ---------         --------
                           Net cash provided by operating activities                   3,658            2,488

Cash flows provided by (used in) investing activities:
   Loan principal repayments                                                          79,655           65,127
   Loan disbursements                                                               (106,327)         (84,755)
   Principal repayments on mortgage-backed securities                                  1,135            1,298
   Proceeds from maturity and redemption of investment securities                     11,000            7,706
   Proceeds from investment securities transactions                                    2,987               44
   Purchase of office premises and equipment                                            (696)            (115)
   Proceeds from sale of assets                                                            4               25
   Purchase of investment securities
    designated as available for sale                                                 (16,274)         (14,161)
   Purchase of Federal Home Loan Bank stock                                               --              (54)
   Decrease in federal funds sold - net                                                  558            2,467
                                                                                   ---------         --------
                          Net cash used in investing activities                      (27,958)         (22,418)
                                                                                   ---------         --------

                          Net cash used in operating and investing
                           activities (balance carried forward)                      (24,300)         (19,930)
                                                                                   ---------         --------

                                    OAK HILL FINANCIAL, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                For the six months ended June 30,
                                         (In thousands)
                                                                         1998              1997
                                                                                     (Restated)
                  Net cash used in operating and investing
                    activities (balance brought forward)             $(24,300)        $(19,930)

Cash flows provided by (used in) financing activities:
  Proceeds from securities sold under agreement to repurchase             635               --
  Net increase in deposit accounts                                     31,926           15,050
  Proceeds from Federal Home Loan Bank advances                         2,975           15,375
  Repayment of Federal Home Loan Bank advances                        (12,509)          (9,163)
  Proceeds from issuance of shares under stock option plan                 60               --
  Dividends paid on common shares                                        (590)            (439)
                                                                     --------         --------

                  Net cash provided by financing activities            22,497           20,823
                                                                     --------         --------


Net increase (decrease)  in cash and cash equivalents                  (1,803)             893
Cash and cash equivalents at beginning of period                        9,840            8,786
                                                                     --------         --------


Cash and cash equivalents at end of period                           $  8,037         $  9,679
                                                                     ========         ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                             $  1,332         $    912
                                                                     ========         ========

    Interest on deposits and borrowed money                          $  7,493         $  6,543
                                                                     ========         ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                   $    (45)        $      4
                                                                     ========         ========

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 125                                     $    176         $     --
                                                                     ========         ========

                            OAK HILL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation
         ---------------------

         On October 1, 1997, Oak Hill Financial, Inc. (the "Company") merged Unity Savings Bank with and into its subsidiary Oak Hill Banks (the "Bank"), in a transaction that was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements for the three and six month periods ended June 30, 1997, have been restated to reflect the effects of the business combination as of January 1, 1997.

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-KSB for the year ended December 31, 1997. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 1998 and 1997, are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Action Finance Company ("Action"). Action was incorporated during 1997 for the purpose of conducting consumer finance lending operations. Action began such operations during 1998 using two separate office locations. All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share
         ------------------

         Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, adjusted for the issuance of 804,613 shares in the Unity merger and a 5 for 4 stock dividend which was declared on April 28, 1998. Weighted-average common shares outstanding totaled 4,401,736, 4,400,050, 4,396,415, and 4,396,415 for the three and six month periods ended June 30, 1998 and 1997, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,513,046, 4,501,001, 4,440,467, and 4,432,319 for the three and six month periods ended June 30, 1998 and 1997, respectively.

4.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of

                            OAK HILL FINANCIAL, INC.

4.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------------------

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

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125, effective January 1, 1998, as required, without material effect on the Company's consolidated financial position or results of operation.

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

                            OAK HILL FINANCIAL, INC.

4.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------------------

         In June 1997, the FASB issued SFAS No. 131, " Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report select information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected financial information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

5.       Other Matters
         -------------

         As with all providers of financial services, the Company's operations are heavily dependent on information technology systems. The Bank and Action are addressing the potential problems associated with the possibility that the computers that control and operate the Bank's and Action's information technology system and infrastructure may not be programmed to read four-digit dates codes and upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank and Action are working with the companies that supply or service its information technology systems to identify and remedy any Year 2000 related problems.

         As of June 30, 1998, management has developed an estimate of expenses that are reasonably likely to be incurred by the Bank or Action in connection with this issue; however, the Company does not expect to incur significant expenses to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank and/or Action is ultimately required to purchase replacement computer systems, programs, and/or equipment, or incur substantial expense to make the Bank's and/or Action's systems, programs, and/or equipment year 2000 compliant, the Bank's and/or Action's net earning and financial condition could be adversely affected.

         In addition to possible expense related to its own systems, the Bank and/or Action could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Bank's or Action's primary market area. Because the Bank's and Action's loan portfolios are highly diversified with regard to individual borrowers and types of businesses, and the Bank's and Action's primary market areas are not significantly dependent upon any one employer or industry, the Bank and Action do not expect any significant or prolonged difficulties that will effect net earnings or cash flow.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 1997 to June 30,
----------------------------------------------------------------------------
1998
----

                  At June 30, 1998, the Company had total assets of $387.6 million, an increase of approximately $25.7 million, or 7.1%, over December 31, 1997 levels. The increase in total assets was funded primarily by growth in the deposit portfolio of $31.9 million and undistributed net earnings of $2.3 million, which were partially offset by a decrease in Federal Home Loan Bank advances of $9.5 million.

                  Cash, federal funds sold and investment securities totaled $64.4 million at June 30, 1998, a decrease of $1.2 million, or 1.9%, from December 31, 1997 levels. During the six months ended June 30, 1998, management purchased $16.3 million of investment securities, while $12.1 million of securities matured. Securities purchased consisted primarily of U.S. treasury notes and U.S. government agency securities. The increase reflects management's efforts to maintain adequate levels of liquidity while maximizing yield on short-term investments.

                  Loans receivable and loans held for sale totaled $311.7 million at June 30, 1998, an increase of $26.4 million, or 9.3%, over the total at December 31, 1997. Loan disbursements totaled approximately $127.0 million during the 1998 six month period, while principal repayments and sales amounted to $79.7 million and $20.2 million, respectively. Loan disbursements increased by $38.6 million, or 43.7%, during the 1998 period, as compared to the comparable period in 1997. Loans originated in 1998 were primarily comprised of commercial and 1-4 family residential loans.

                  The Company's allowance for loan losses amounted to $4.1 million at June 30, 1998, an increase of $339,000 or 9.1% over the total at December 31, 1997. The allowance for loan losses represented 1.29% and 1.30% of the total loan portfolio at June 30, 1998 and December 31, 1997, respectively. The Company's allowance represented 307.5% and 360.4% of non-performing loans, which totaled $1.3 million and $1.0 million at June 30, 1998 and December 31, 1997, respectively.

                  The deposit portfolio totaled $333.9 million at June 30, 1998, an increase of $31.9 million, or 10.6%, over December 31, 1997 levels. Proceeds from deposit growth were utilized to fund loan originations and to repay advances from the Federal Home Loan Bank. The increase resulted from management's marketing efforts and continued growth at newer branch facilities.

                  The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 1998, the Bank's regulatory capital substantially exceeded all regulatory capital requirements.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1998 and 1997

Comparison of Results of Operations for the Six Month Periods Ended June 30,
----------------------------------------------------------------------------
1998 and 1997
-------------

General
-------

                  Net earnings for the six months ended June 30, 1998 totaled $2.9 million, an increase of $699,000, or 32.4%, over the $2.2 million in net earnings reported in the comparable 1997 period. The increase in earnings in the 1998 period is primarily attributable to a $1.0 million increase in net interest income after provision for losses on loans and a $488,000 increase in other income, which were partially offset by a $531,000 increase in general, administrative and other expenses and an increase in the federal income tax provision of $302,000.

Net Interest Income
-------------------

                  Total interest income for the six months ended June 30, 1998 increased by $2.2 million, or 16.3%, reflecting the effects of growth in average interest-earning assets from $313.7 million to $361.0 million for the six month periods ending June 30, 1997 and 1998, respectively, coupled with an increase in the weighted-average yield year-to-year. Similarly, total interest expense increased for the six months ended June 30, 1998 by $897,000 or 13.7%, also reflecting the growth in average interest-bearing liabilities from $268.8 million to $306.6 million, as well as an increase in the weighted-average cost of funds, for the six months ended June 30, 1998.

                  As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.3 million, or 18.8%, for the six months ended June 30, 1998, as compared to the comparable period in 1997. The interest rate spread amounted to 3.82% and 3.71% for the six months ended June 30, 1998 and 1997, while the net interest margin totaled 4.56% and 4.42% for the six months ended June 30, 1998 and 1997, respectively.

Provision for Losses on Loans
-----------------------------

                  The provision for losses on loans totaled $589,000 for the six months ended June 30, 1998, an increase of $247,000 over the comparable 1997 period. The increases in the provision were primarily attributable to the growth in the loan portfolio year-to-year.

                  Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 1998, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income
------------

                  Other income increased for the six months ended June 30, 1998 by $488,000 or 69.4%, over the comparable 1997 period. The increase resulted from a $130,000, or 19.5% increase in service fees, charges and other operating income and a $358,000 increase in gain on sale of loans. The increase in gain on sale of loans is primarily attributable to an increase in the number of loans sold as compared to the 1997 six month period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1998 and 1997

Comparison of Results of Operations for the Six Month Periods Ended June 30,
----------------------------------------------------------------------------
1998 and 1997 (continued)
-------------------------

General, Administrative and Other Expense
-----------------------------------------

                  General, administrative and other expense increased for the six months ended June 30, 1998 by $531,000, or 13.2%. The increase was due primarily to a $385,000, or 18.4%, increase in employee compensation and benefits, a $35,000, or 5.9%, increase in occupancy and equipment expense, and an increase in federal deposit insurance premiums and franchise taxes of $10,000 and $25,000, respectively. Other operating expenses also increased year-to-year by $76,000 or 7.1%.

                  The increase in employee compensation and benefits is due primarily to additional staffing levels, primarily related to the start-up of the Action subsidiary, coupled with normal merit increases, which were partially offset by an increase in deferred costs related to greater lending volume year-to-year. The increase in occupancy and equipment expense is also attributable to the opening of the Action subsidiary. The increase in federal deposit insurance premiums resulted primarily from an increase in premium rates assessed in 1998. The increase in franchise taxes resulted from greater levels of stockholders' equity year-to-year. Other operating expenses increased due primarily to costs incurred in connection with the inception of the Action subsidiary, coupled with the Company's growth year-to-year.

Federal Income Taxes
--------------------

                    The provision for federal income taxes increased by $302,000, or 28.4%, during the six months ended June 30, 1998, as compared to the same period in 1997. The effective tax rates for the six month periods ended June 30, 1998 and 1997 were 32.4% and 33.0%, respectively.


Comparison of Results of Operations for the Three Month Periods Ended June 30,
------------------------------------------------------------------------------
1998 and 1997
-------------

General
-------

                  Net earnings for the three months ended June 30, 1998 totaled $1.6 million, an increase of $491,000, or 46.4%, over the $1.1 million in net earnings reported in the comparable 1997 period. The increase in earnings in the 1998 period is primarily attributable to a $548,000 increase in net interest income after provision for losses on loans and a $324,000 increase in other income, which were partially offset by a $146,000 increase in general, administrative and other expenses and an increase in federal income tax provision of $235,000.

Net Interest Income
-------------------

                  Total interest income for the three months ended June 30, 1998 increased by $1.1 million, or 16.3%, generally reflecting the effects of growth in average interest-earning assets from $319.9 million to $368.7 million for the three month periods ending June 30, 1997 and 1998, respectively, coupled with an increase in the weighted-average yield year-to-year. Similarly, total interest expense increased for the three months ended June 30, 1998 by $492,000 or 14.9%, reflecting the growth in average interest-bearing liabilities from $272.6 million to $344.4 million, as well as an increase in weighted-average cost of funds, during the respective three month periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1998 and 1997

Comparison of Results of Operations for the Three Month Periods Ended June 30,
------------------------------------------------------------------------------
1998 and 1997 (continued)
-------------------------

Net Interest Income (continued)
-------------------------------

                  As a result of the foregoing changes in interest income and interest expense, net interest income increased by $624,000, or 17.5%, for the three months ended June 30, 1998, as compared to the comparable quarter in 1997. The interest rate spread amounted to 4.26% and 3.75% for the three months ended June 30, 1998 and 1997, while the net interest margin totaled 4.55% and 4.46% for the three months ended June 30, 1998 and 1997, respectively.

Provision for Losses on Loans
-----------------------------

                  The provision for losses on loans totaled $312,000 for the three months ended June 30, 1998, an increase of $76,000 from the comparable 1997 period. The provision was primarily attributable to growth in the portfolio year-to-year.

                  Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 1998, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income
------------

                  Other income increased for the three months ended June 30, 1998 by $324,000 or 92.3% over the comparable 1997 period. The increase resulted from an increase of $96,000, or 29.2% in service fees, charges and other operating income and an increase of $228,000 in gain on sale of loans. The increase in gain on sale of loans is primarily attributable to an increase in the number of loans sold from the comparable 1997 period.

General, Administrative and Other Expense
-----------------------------------------

                  General, administrative and other expense increased for the three months ended June 30, 1998 by $146,000, or 7.0%. The increase was due primarily to a $106,000, or 9.7%, increase in employee compensation and benefits, a $66,000, or 25.6%, increase in occupancy and equipment expense, and an increase in federal deposit insurance premiums and franchise taxes of $12,000 and $12,000, respectively. Other operating expenses decreased year-to-year by $50,000 or 7.8%.

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

Federal Income Taxes
--------------------

                    The provision for federal income taxes increased by $235,000, or 45.5%, during the three months ended June 30, 1998, as compared to the same period in 1997. The effective tax rates for the three month periods ended June 30, 1998 and 1997 were 32.6% and 32.8%, respectively.

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

         Not applicable


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None


ITEM 5.  Other Information
         -----------------

         Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Company's 1999 Annual Meeting of Shareholders will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by the Company after February 10, 1999.

         On July 21, 1998, the Company announced that it had completed a secondary public offering of 875,000 shares of the Company stock at $20.00 per share. The shares were registered under the Securities Act of 1933, as amended, by a Registration Statement on Form S-3. The shares were sold by certain shareholders of the Company, and the Company did not receive any proceeds from the sale. McDonald & Company Securities, Inc. and Advest, Inc. acted as underwriters on the transaction. On July 28, 1998, the above named underwriters excercised an option and purchased an additional 50,000 shares from the selling shareholders.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Reports on Form 8-K: None Exhibits: Financial Data Schedule for the six month period ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 1998                       By: /s/ John D. Kidd
      ---------------                           --------------------------------
                                                John D. Kidd
                                                President


Date: August 13, 1998                       By: /s/ H. Tim Bichsel
      ---------------                           --------------------------------
                                                H. Tim Bichsel
                                                Chief Financial Officer