Form 10QSB
period 1998-09-30
OAK HILL FINANCIAL INC
filed 1998-11-10
CIK 949953

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September  30, 1998
                               --------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number     0-26876
                      ---------------------

                            OAK HILL FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                           31-1010517
---------------------------------                     ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

14621 State Route 93
Jackson, Ohio                                                 45640
---------------------------------                           -----------
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

As of November 5, 1998, the latest practicable date, 4,386,565 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.

Transitional  Small Business Disclosure Format:

Yes                                          No  X
   -----                                       -----



                               Page 1 of 18 pages

                            Oak Hill Financial, Inc.

                                      INDEX

                                                                                                          Page

PART I   -            FINANCIAL INFORMATION

                      Consolidated Statements of Financial Condition                                         3

                      Consolidated Statements of Earnings                                                    4

                      Consolidated Statements of Comprehensive Income                                        5

                      Consolidated Statements of Cash Flows                                                  6

                      Notes to Consolidated Financial Statements                                             8

                      Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                                                            12

PART II -             OTHER INFORMATION                                                                     17

SIGNATURES                                                                                                  18

                            OAK HILL FINANCIAL, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                 SEPTEMBER 30,     DECEMBER 31,
         ASSETS                                                                          1998             1997

Cash and due from banks                                                             $   8,216        $   9,840
Federal funds sold                                                                      8,292            3,773
Investment securities designated as available for sale - at market                     58,177           51,989

Loans receivable - net                                                                329,551          285,249
Loans held for sale - at lower of cost or market                                          301              --
Office premises and equipment - net                                                     5,282            4,608
Federal Home Loan Bank stock - at cost                                                  2,805            2,659
Accrued interest receivable                                                             2,494            2,346

Prepaid expenses and other assets                                                         351              180
Cash surrender value of life insurance                                                     --              591
Prepaid federal income tax                                                                 29               --
Deferred federal income tax asset                                                         660              682
                                                                                    ---------        ---------
         Total assets                                                               $ 416,158        $ 361,917
                                                                                    =========        =========

         LIABILITIES & STOCKHOLDERS' EQUITY

Deposits                                                                            $ 361,843        $ 301,965
Securities sold under agreements to repurchase                                          1,518              258
Advances from the Federal Home Loan Bank                                               13,317           24,705
Accrued interest payable and other liabilities                                          2,232            1,530
                                                                                    ---------        ---------
         Total liabilities                                                            378,910          328,568

Stockholders' equity
 Common stock - $.50 stated value; authorized 5,000,000 shares, 4,418,665 and
    3,529,390 shares issued at September 30, 1998 and December 31, 1997                 2,208            1,765
 Additional paid-in capital                                                             4,106            4,012
 Retained earnings                                                                     30,511           27,410
 Treasury stock (14,000 shares at cost)                                                   (28)             (28)
 Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                  451              190
                                                                                    ---------        ---------
         Total stockholders' equity                                                    37,248           33,349
                                                                                    ---------        ---------
         Total liabilities and stockholders' equity                                 $ 416,158        $ 361,917
                                                                                    =========        =========

                            OAK HILL FINANCIAL, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                              NINE MONTHS                  THREE MONTHS
                                                                 ENDED                        ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                           1998           1997           1998         1997
                                                                       (Restated)                   (Restated)
Interest income
  Loans                                                   $21,172       $ 17,530        $7,531       $6,220
  Investment securities                                     2,516          2,821           846          908
  Interest-bearing deposits and other                         493            343           192          142
                                                          -------       --------        ------       ------
                  Total interest income                    24,181         20,694         8,569        7,270

Interest expense
  Deposits                                                 10,687          8,934         3,814        3,086
  Borrowings                                                  828          1,175           251          470
                                                          -------       --------        ------       ------

                  Total interest expense                   11,515         10,109         4,065        3,556
                                                          -------       --------        ------       ------

                  Net interest income                      12,666         10,585         4,504        3,714
Provision for losses on loans                                 920            797           331          455
                                                          -------       --------        ------       ------
                  Net interest income after
                      provision for losses on loans        11,746          9,788         4,173        3,259
Other income
 Gain on sale of loans                                        552             54           158           18
 Service fees, charges and other operating                  1,293            944           496          277
                                                          -------       --------        ------       ------
                  Total other income                        1,845            998           654          295

General, administrative and other expense
 Employee compensation and benefits                         3,850          3,267         1,367        1,169
 Occupancy and equipment                                      944            896           311          298
 Federal deposit insurance premiums                            45             27            15            7
 Franchise taxes                                              357            319           115          102
 Other operating                                            1,816          2,538           662        1,460
                                                          -------       --------        ------       ------
                  Total general, administrative
                      and other expense                     7,012          7,047         2,470        3,036
                                                          -------       --------        ------       ------
                  Earnings before income taxes              6,579          3,739         2,357          518

Federal income taxes
  Current                                                   2,025          1,547           759          471
   Deferred                                                   113            (11)           13            1
                                                          -------       --------        ------       ------
                  Total federal income taxes                2,138          1,536           772          472
                                                          -------       --------        ------       ------

                  NET EARNINGS                            $ 4,441       $  2,203        $1,585       $   46
                                                          =======       ========        ======       ======
                  EARNINGS PER SHARE
                        Basic                             $  1.01       $    .50        $  .36       $  .01
                                                          =======       ========        ======       ======
                        Diluted                           $   .99       $    .49        $  .35       $  .01
                                                          =======       ========        ======       ======

                            OAK HILL FINANCIAL, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                            NINE MONTHS                  THREE MONTHS
                                                                               ENDED                        ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                          1998           1997         1998          1997
                                                                         -------        ------       -------        ----
Net earnings                                                             $ 4,441        $2,203       $ 1,585        $ 46

Other comprehensive income, net of tax:

          Unrealized holding gains (losses) on securities
               arising during the period                                     367           170           367         176

           Reclassification adjustment for (gains) losses included
                in net earnings                                             (106)           69           (61)         59
                                                                         -------        ------       -------        ----

Comprehensive income                                                     $ 4,702        $2,442       $ 1,891        $284
                                                                         =======        ======       =======        ====

Accumulated other comprehensive income                                   $   451        $  212       $   451        $212
                                                                         =======        ======       =======        ====

                            OAK HILL FINANCIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the nine months ended September 30,
                                 (In thousands)

                                                                                    1998             1997
                                                                                                  (Restated)
  Cash flows from operating activities:
    Net earnings for the period                                                   $   4,441        $   2,203
    Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                                                     426              436
      Amortization of premiums and discounts on investment securities - net              33              (21)
      Amortization of deferred loan origination costs                                   277              294
      Federal Home Loan Bank stock dividends                                           (146)            (203)
      Loans originated for sale in secondary market                                 (29,258)          (5,403)
      Proceeds from sale of loans in the secondary market                            29,249            5,597
      Gain on sale of loans                                                            (292)             (54)
      Provision for losses on loans                                                     920              797
      (Gain) loss on investment securities transactions                                (160)             105
      Gain on sale of assets                                                             (4)             (15)
      Increase (decrease) in cash due to changes in:
        Accrued interest receivable                                                    (148)            (250)
        Prepaid expenses and other assets                                               420             (532)
        Accrued expenses and other liabilities                                          563            1,231
        Federal income taxes
          Current                                                                      (226)            (201)
           Deferred                                                                     113              (11)
                                                                                  ---------        ---------
                           Net cash provided by operating activities                  6,208            3,973

Cash flows provided by (used in) investing activities:
   Loan principal repayments                                                        127,098           93,002
   Loan disbursements                                                              (172,597)        (126,032)
   Principal repayments on mortgage-backed securities                                 1,932            1,679
   Proceeds from maturity and redemption of  investment securities                   20,935           18,595
   Proceeds from investment securities transactions                                   2,987            2,737
   Purchase of office premises and equipment                                         (1,100)            (414)
   Proceeds from sale of assets                                                           4               25
   Purchase of investment securities
    designated as available for sale                                                (31,519)         (27,551)
   Purchase of Federal Home Loan Bank stock                                            --                (62)
   Increase in federal funds sold - net                                              (4,519)          (1,272)
                                                                                  ---------        ---------
                Net cash used in investing activities                               (56,779)         (39,293)
                                                                                  ---------        ---------
                  Net cash used in operating and investing
                    activities (balance carried forward)                            (50,571)         (35,320)
                                                                                  ---------        ---------

                            OAK HILL FINANCIAL, INC.

                     For the nine months ended September 30,
                                 (In thousands)

                                                                      1998            1997
                                                                                    (Restated)
                  Net cash used in operating and investing
                    activities (balance brought forward)            $(50,571)       $(35,320)

Cash flows provided by (used in) financing activities:
  Proceeds from securities sold under agreement to repurchase          1,260           1,434
  Net increase in deposit accounts                                    59,878          29,680
  Proceeds from Federal Home Loan Bank advances                        6,975          23,195
  Repayment of Federal Home Loan Bank advances                       (18,363)        (18,828)
  Proceeds from issuance of shares under stock option plan                95              --
  Dividends paid on common shares                                       (898)           (611)
                                                                    --------        --------
                  Net cash provided by financing activities           48,947          34,870
                                                                    --------        --------
Net decrease  in cash and cash equivalents                            (1,624)           (450)
Cash and cash equivalents at beginning of period                       9,840           8,786
                                                                    --------        --------
Cash and cash equivalents at end of period                          $  8,216        $  8,336
                                                                    ========        ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:

    Federal income taxes                                            $  2,219        $  1,309
                                                                    ========        ========
    Interest on deposits and borrowed money                         $ 11,457        $ 10,047
                                                                    ========        ========
Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                            $    261        $    239
                                                                    ========        ========
  Recognition of mortgage servicing rights in
    accordance with SFAS No. 125                                    $    260        $     --
                                                                    ========        ========

                            OAK HILL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation
         ---------------------

         On October 1, 1997, Oak Hill Financial, Inc. (the "Company") merged Unity Savings Bank with and into its subsidiary Oak Hill Banks (the "Bank"), in a transaction that was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements for the three and nine month periods ended September 30, 1997, have been restated to reflect the effects of the business combination as of January 1, 1997.

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-KSB for the year ended December 31, 1997. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1998 and 1997, are not necessarily indicative of the results which may be expected for the entire year.

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

3.       Earnings Per Share
         ------------------

         Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, adjusted for the issuance of 804,613 shares in the Unity merger and a 5 for 4 stock dividend which was declared on April 28, 1998. Weighted-average common shares outstanding totaled 4,404,755, 4,401,636, 4,396,415, and 4,396,415 for the three and nine month periods ended September 30, 1998 and 1997, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,478,871, 4,491,830, 4,454,310, and 4,440,137 for the three and nine month periods ended September 30, 1998 and 1997, respectively.

4.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of

                            OAK HILL FINANCIAL, INC.

4.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

         special purpose entities in the transaction or otherwise has continuing involvement with the transferred assets. The new accounting method referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse.

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

                            OAK HILL FINANCIAL, INC.

4.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging activities, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedging accounting.

         The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to an available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

5.       Year 2000 Compliance Matters
         ----------------------------

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

         In 1997, the Company developed a three phase program within the guidelines of the Federal Financial Institutions Examination Council (the "FFIEC"). Phase I Awareness and Assessment was to define the problem, to establish a committee to oversee the project, to develop an overall strategy, to identify all aspects that could be affected by the Year 2000, to recognize vendor responsibilities, and to formulate contingency plans.

                            OAK HILL FINANCIAL, INC.

5.       Year 2000 Compliance Matters (continued)
         ----------------------------

         Phase II Renovation is to upgrade and replace equipment as necessary. This phase is to be largely completed by the end of 1998. During this phase, the following systems were considered to be mission critical:
         Peerless 21 software, ISBO Link, and Fedline. Peerless 21 is the Bank's main processing system, while the ISBO Link is the Bank's connection with the Independent State Bank of Ohio. The ISBO Link processes wires, credit card applications, as well, as fed funds. Fedline is the Bank's connection with the Federal Reserve Bank. Wires, automated clearing house (ACH), treasury tax and loan, and payer services are mission critical applications processed on Fedline. The Company is in the process of upgrading these systems as necessary. However, should any of these mission critical systems fail to be Year 2000 ready, contingency plans to warehouse transactions, to correspond with ISBO and the Federal Reserve via telephone and fax, and to manually process payer services and ACH are in place and to be used until such time that the Year 2000 errors can be corrected. Phase III Validation is to begin during the fourth quarter of 1998 and to be completed by early 1999. In this phase, systems and equipment will be tested to ensure Year 2000 readiness.

         The Company believes that to ensure Year 2000 readiness, approximately $113,000 in costs will be incurred. Approximately 25% of the costs will be incurred in 1998, while the remaining amount will be incurred in 1999. Although the Company believes that this estimate is reasonable at this time, if the Bank and/or Action is ultimately required to purchase replacement computer systems, programs, and/or equipment, or incur substantial expense to make the Bank's and/or Action's systems, programs, and/or equipment year 2000 compliant, the Bank's and/or Action's net earnings and financial condition could be adversely affected.

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

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from December 31, 1997 to
-------------------------------------------------------------------
September 30, 1998
------------------

                  At September 30, 1998, the Company had total assets of $416.2 million, an increase of approximately $54.2 million, or 15.0%, over December 31, 1997 levels. The increase in total assets was funded primarily by growth in the deposit portfolio of $59.9 million and undistributed net earnings of $3.5 million, which were partially offset by a decrease in Federal Home Loan Bank advances of $11.4 million.

                  Cash, federal funds sold and investment securities totaled $74.7 million at September 30, 1998, an increase of $9.1 million, or 13.8%, from December 31, 1997 levels. During the nine months ended September 30, 1998, management purchased $31.5 million of investment securities, while $22.9 million of securities matured. Securities purchased consisted primarily of U.S. treasury notes and U.S. government agency securities. The increase reflects management's efforts to maintain adequate levels of liquidity while maximizing yield on short-term investments.

                  Loans receivable and loans held for sale totaled $329.9 million at September 30, 1998, an increase of $44.6 million, or 15.6%, over the total at December 31, 1997. Loan disbursements totaled approximately $201.9 million during the 1998 nine month period, while principal repayments and sales amounted to $127.1 million and $29.0 million, respectively. Loan disbursements increased by $70.4 million, or 53.6%, during the 1998 period, as compared to the comparable period in 1997. Loans originated in 1998 were primarily comprised of commercial and 1-4 family residential loans.

                  The Company's allowance for loan losses amounted to $4.3 million at September 30, 1998, an increase of $552,000 or 14.7% over the total at December 31, 1997. The allowance for loan losses represented 1.29% and 1.30% of the total loan portfolio at September 30, 1998 and December 31, 1997, respectively. The Company's allowance represented 246.6% and 360.4% of non-performing loans, which totaled $1.7 million and $1.0 million at September 30, 1998 and December 31, 1997, respectively.

                  The deposit portfolio totaled $361.8 million at September 30, 1998, an increase of $59.9 million, or 19.8%, over December 31, 1997 levels. Proceeds from deposit growth were utilized to fund loan originations and to repay advances from the Federal Home Loan Bank. The increase resulted from management's marketing efforts and continued growth at newer branch facilities.

                  The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 1998, the Bank's regulatory capital substantially exceeded all regulatory capital requirements.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1998 and 1997

Comparison of Results of Operations for the Nine Month Periods Ended
--------------------------------------------------------------------
September 30, 1998 and 1997
---------------------------

General
-------

                  Net earnings for the nine months ended September 30, 1998 totaled $4.4 million, an increase of $2.2 million, or 101.6%, over the $2.2 million in net earnings reported in the comparable 1997 period. The increase in earnings in the 1998 period is primarily attributable to a $2.0 million increase in net interest income after provision for losses on loans, an $847,000 increase in other income, and a $35,000 decrease in general, administrative, and other expenses, which were partially offset by a $602,000 increase in the federal income tax provision.

Net Interest Income
-------------------

                  Total interest income for the nine months ended September 30, 1998 increased by $3.5 million, or 16.9%, generally reflecting the effects of growth in average interest-earning assets from $318.3 million to $370.5 million for the nine month periods ending September 30, 1997 and 1998, respectively, coupled with an increase in the weighted-average yield year-to-year. Similarly, total interest expense increased for the nine months ended September 30, 1998 by $1.4 million or 13.9%, also reflecting the growth in average interest-bearing liabilities from $291.7 million to $314.6 million, as well as an increase in the weighted-average cost of funds, during the respective nine month periods.

                  As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.1 million, or 19.7%, for the nine months ended September 30, 1998, as compared to the comparable period in 1997. The interest rate spread amounted to 3.84% and 4.06% for the nine months ended September 30, 1998 and 1997, while the net interest margin totaled 4.57% and 4.45% for the nine months ended September 30, 1998 and 1997, respectively.

Provision for Losses on Loans
-----------------------------

                  The provision for losses on loans totaled $920,000 for the nine months ended September 30, 1998, an increase of $123,000 over the comparable 1997 period. The increase in the provision was primarily attributable to the growth in the loan portfolio year-to-year.

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

Other Income
------------

                  Other income increased for the nine months ended September 30, 1998 by $847,000, or 84.9%, over the comparable 1997 period. The increase resulted from a $349,000, or 37.0% increase in service fees, charges and other operating income and a $498,000 increase in gain on sale of loans. The increase in gain on sale of loans is primarily attributable to an increase in the number of loans sold as compared to the 1997 nine month period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1998 and 1997

Comparison of Results of Operations for the Nine Month Periods Ended September
------------------------------------------------------------------------------
30, 1998 and 1997 (continued)
-----------------

General, Administrative and Other Expense
-----------------------------------------

                  General, administrative and other expense decreased for the nine months ended September 30, 1998 by $35,000, or 0.5%. The decrease was due primarily to a $722,000, or 28.4%, decrease in other operating expenses, which was partially offset by a $583,000, or 17.8%, increase in employee compensation and benefits, a $48,000, or 5.4%, increase in occupancy and equipment expense, and an increase in federal deposit insurance premiums and franchise taxes of $18,000 and $38,000, respectively.

                  The increase in employee compensation and benefits is due primarily to additional staffing levels, primarily related to the start-up of the Action subsidiary, coupled with normal merit increases, which were partially offset by an increase in deferred costs related to greater lending volume year-to-year. The increase in occupancy and equipment expense is also attributable to the opening of the Action subsidiary, as well as, costs incurred in connection with the renovation of existing branches. The increase in federal deposit insurance premiums resulted primarily from an increase in premium rates assessed in 1998. The increase in franchise taxes resulted from greater levels of stockholders' equity year-to-year. Other operating expenses decreased due primarily to costs incurred in connection with the Unity merger in 1997, which were partially offset by costs incurred with the inception of the Action subsidiary, coupled with the Company's overall growth year-to-year.

Federal Income Taxes
--------------------

                    The provision for federal income taxes increased by $602,000, or 39.2%, during the nine months ended September 30, 1998, as compared to the same period in 1997. The effective tax rates for the nine month periods ended September 30, 1998 and 1997 were 32.5% and 41.1%, respectively.

Comparison of Results of Operations for the Three Month Periods Ended
---------------------------------------------------------------------
September 30, 1998 and 1997
---------------------------

General
-------

                  Net earnings for the three months ended September 30, 1998 totaled $1.6 million, an increase of $1.5 million over the $46,000 in net earnings reported in the comparable 1997 period. The increase in earnings in the 1998 period is primarily attributable to a $914,000 increase in net interest income after provision for losses on loans, a $359,000 increase in other income, and a $566,000 decrease in general, administrative and other expenses, which were partially offset by a $300,000 increase in federal income tax provision.

Net Interest Income
-------------------

                  Total interest income for the three months ended September 30, 1998 increased by $1.3 million, or 17.9%, generally reflecting the effects of growth in average interest-earning assets from $335.1 million to $390.5 million for the three month periods ending September 30, 1997 and 1998, respectively, coupled with an increase in the weighted-average yield year-to-year. Similarly, total interest expense increased for the three months ended September 30, 1998 by $509,000 or 14.3%, reflecting the growth in average interest-bearing liabilities from $286.5 million to $330.4 million during the respective three month periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1998 and 1997

Comparison of Results of Operations for the Three Month Periods Ended September
-------------------------------------------------------------------------------
30, 1998 and 1997 (continued)
-----------------------------

Net Interest Income (continued)
-------------------------------

                  As a result of the foregoing changes in interest income and interest expense, net interest income increased by $790,000, or 21.3%, for the three months ended September 30, 1998, as compared to the comparable quarter in 1997. The interest rate spread amounted to 3.83% and 3.69% for the three months ended September 30, 1998 and 1997, while the net interest margin totaled 4.58% and 4.40% for the three months ended September 30, 1998 and 1997, respectively.

Provision for Losses on Loans
-----------------------------

                  The provision for losses on loans totaled $331,000 for the three months ended September 30, 1998, a decrease of $124,000 from the comparable 1997 period. The decrease was primarily attributable to increased provision incurred in 1997 in connection with the Unity merger.

                  Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 1998, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income
------------

                  Other income increased for the three months ended September 30, 1998 by $359,000 or 121.7% over the comparable 1997 period. The increase resulted from an increase of $219,000, or 79.1% in service fees, charges and other operating income and an increase of $140,000 increase in gain on sale of loans. The increase in gain on sale of loans is primarily attributable to an increase in the number of loans sold from the comparable 1997 period.

General, Administrative and Other Expense
-----------------------------------------

                  General, administrative and other expense decreased for the three months ended September 30, 1998 by $566,000, or 18.6%. The decrease was due primarily to a $798,000, or 54.7%, decrease in other operating expenses, which was partially offset by a $198,000, or 16.9%, increase in employee compensation and benefits, a $13,000, or 4.4%, increase in occupancy and equipment expense, and an increase in federal deposit insurance premiums and franchise taxes of $8,000 and $13,000, respectively. The decrease in other operating expenses resulted primarily from costs recorded in the 1997 period related to the Unity merger.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1998 and 1997

Comparison of Results of Operations for the Three Month Periods Ended
---------------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------------------

Federal Income Taxes
--------------------

                    The provision for federal income taxes increased by $300,000, or 63.6%, during the three months ended September 30, 1998, as compared to the same period in 1997. The effective tax rates for the three month periods ended September 30, 1998 and 1997 were 32.8% and 91.1%, respectively. The effective tax rate for the 1997 quarter reflects the effects of certain non-deductible merger-related expenses recorded during the period.

                            OAK HILL FINANCIAL, INC.

                                     PART II

ITEM 1.  Legal Proceedings
         -----------------

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

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

ITEM 5.  Other Information
         -----------------

         None

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Company has filed the following current report on Form 8-K with the Securities and Exchange Commission:

         (a) A current report on Form 8-K, dated October 20, 1998, was filed on October 21, 1998.

         Exhibits: Financial Data Schedule for the nine months ended September 30, 1998

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 5, 1998                       By: /s/ John D. Kidd
        ----------------                           --------------------
                                                   John D. Kidd
                                                   President

Date:   November 5, 1998                       By: /s/ H. Tim Bichsel
        ----------------                           --------------------
                                                   H. Tim Bichsel
                                                   Chief Financial Officer