Form 10-K
period 1998-12-31
OAK HILL FINANCIAL INC
filed 1999-03-30
CIK 949953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                              ---------------------
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         Commission File Number 0-26876

                            OAK HILL FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

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

          Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the sales price of the last trade of such stock was $46,811,678.50 on March 16, 1999.

          There were 4,367,765 shares of Registrant's Common Stock outstanding on March 16, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Part II and Part IV.

          Portions of the proxy statement dated April 2, 1999 for the Annual Meeting of Stockholders to be held April 27, 1999 are incorporated by reference into Part III.

                                                TABLE OF CONTENTS
                                                                                                            Page
                                                                                                            ----
                                                        PART I

Item 1.   Business                                                                                            3

Item 2.   Properties                                                                                         17

Item 3.   Legal Proceedings                                                                                  18

Item 4.   Submission of Matters to a Vote of Security Holders                                                18

                                                        PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                             18

Item 6.   Selected Financial Data                                                                            20

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations              22

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                         30

Item 8.   Financial Statements and Supplementary Data                                                        30

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure               30

                                                       PART III

Item 10.  Directors and Executive Officers of the Registrant                                                 30

Item 11.  Executive Compensation                                                                             30

Item 12.  Security Ownership of Certain Beneficial Owners and Management                                     31

Item 13.  Certain Relationships and Related Transactions                                                     31

                                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    31

Signatures

                                     PART I

ITEM 1.   BUSINESS.

Oak Hill Financial, Inc.
------------------------

          Oak Hill Financial, Inc., an Ohio corporation (the "Company"), is a bank holding company that engages indirectly in the business of commercial banking, and other permissible activities closely related to banking and consumer finance lending, through two wholly owned subsidiaries, Oak Hill Banks (the "Bank") and Action Finance Company ("Action"). The Company provides management and similar services for the Bank and Action. Since it does not itself conduct any operating businesses, the Company must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note A of the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Stockholders, which is incorporated by reference in response to this item.

          The Company was formed in 1981 for the purpose of becoming the parent holding company of the Bank. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. As such, the Company is subject to strict regulation regarding the acquisition of additional financial institutions and the conduct, through subsidiaries, of non -banking activities (see "Regulation").

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

          The Company acquired Unity Savings Bank, a savings bank chartered under the law of Ohio and headquartered in McArthur, Ohio, ("Unity"), on October 2, 1997. The total consideration paid by the Company for all the outstanding common stock of Unity was approximately $12.7 million based upon the issuance of 804,612 shares of the Company common stock. The acquisition of Unity by the Company was completed through the merger of Unity with and into the Bank with the Bank being the surviving corporation. The acquisition of Unity was accounted for as a pooling of interests.

          In 1998, the Company formed a consumer finance company, Action Finance Company. It operates two offices in Jackson County and at year end, had $1.93 million in assets, with net outstanding loans of $1.64 million.

          On March 11, 1999, the Company and Towne Financial Corp., a corporation chartered under the laws of Ohio, entered into an Agreement and Plan of Merger, pursuant to which Towne will be merged with and into the Company. The Company will exchange 4.125 shares for each share of Towne stock. Towne has 222,100 shares of common stock outstanding. Based one the average of the Company's closing bid and asked price of $19.22, the transaction would valued at approximately $17.6 million. The merger will be accounted for as a pooling of interest, and is subject to shareholder approval, regulatory approval and other customary conditions to closing. In connection with the transaction and the accounting requirements of a pooling of interest, the Company's share repurchase plan was indefinitely suspended.

Lending Activities
------------------

          GENERAL. The Company generally makes loans in the 9 counties in which its branches are located. The Company's principal lending activities are the origination of (i) conventional one- to four-family residential loans, and (ii) commercial loans, most of which are secured by real estate located in the Company's primary market area. These loan categories accounted for approximately 82% of the Company's loan portfolio at December 31, 1998. The Company also makes consumer loans, including installment loans and second mortgages, and offers credit cards.

          LOAN PORTFOLIO COMPOSITION AND ACTIVITY. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages for each of the last three years, along with a reconciliation to loans receivable, net.

                                                                           AT DECEMBER 31,
                                ----------------------------------------------------------------------------------------------------
                                      1998                 1997                 1996                 1995                 1994
                                ----------------     ----------------     ----------------     ----------------     ----------------
                                AMOUNT   PERCENT     AMOUNT   PERCENT     AMOUNT   PERCENT     AMOUNT   PERCENT     AMOUNT   PERCENT
                                ------   -------     ------   -------     ------   -------     ------   -------     ------   -------
                                                                       (DOLLARS IN THOUSANDS)
Type of loan:

  1-4 family residential
    loans                      $125,301    36.8%    $115,647    40.5%    $100,433    42.3%    $ 84,784    42.4%    $ 69,993    39.3%

  Commercial and other loans    154,650    45.4      123,978    43.5       96,214    40.5       72,863    36.4       76,024    42.7

  Consumer loans                 63,653    18.7       48,008    16.8       42,845    18.0       43,968    21.9       33,426    18.8

  Credit cards                    1,405     0.4        1,360     0.5        1,111     0.5          958     0.5          788     0.4
                               --------   -----     --------   -----     --------   -----     --------   -----     --------   -----

Total loans                     345,009   101.3      288,993   101.3      240,603   101.3      202,573   101.2      180,231   101.2

LESS:

  Allowance for loan losses      (4,316)   (1.3)      (3,744)   (1.3)      (2,934)   (1.3)      (2,367)   (1.2)      (2,186)   (1.2)
                               --------   -----     --------   -----     --------   -----     --------   -----     --------   -----

TOTAL LOANS RECEIVABLE, NET    $340,693   100.0%    $285,249   100.0%    $237,669   100.0%    $200,206   100.0%    $178,045   100.0%
                               ========   =====     ========   =====     ========   =====     ========   =====     ========   =====

          The following is maturity information with respect to commercial loans at December 31, 1998.

                           AFTER ONE YEAR       AFTER FIVE YEARS
 LESS THAN ONE YEAR      THROUGH FIVE YEARS     THROUGH TEN YEARS       AFTER TEN YEARS
 ------------------      ------------------     -----------------      -----------------
           WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
            AVERAGE                AVERAGE                AVERAGE                AVERAGE
   AMOUNT    YIELD        AMOUNT    YIELD        AMOUNT    YIELD        AMOUNT    YIELD         TOTAL
   ------    -----        ------    -----        ------    -----        ------    -----         -----
                                         (DOLLARS IN THOUSANDS)
  $29,022    9.16%       $39,206    8.67%       $25,162    8.85%       $61,260    8.67%        $154,650

          LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. A significant portion of the Company's lending activity is the origination of permanent conventional loans secured by one- to four-family residences located within the Company's primary market area. The Company typically makes adjustable rate mortgage loans and holds the loans in portfolio. More than 63% of the Company's portfolio of permanent conventional mortgage loans secured by one- to four-family residences are adjustable rate. The Company also underwrites fixed rate, residential mortgage loans, and may sell those loans in the secondary market to the FHLMC or on a servicing-released basis to another financial institution.

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

          The aggregate amount of the Company's one-to-four-family residential real estate loans equaled approximately $125.3 million at December 31, 1998 and represented 36.8 % of loans at such date. At such date, loans secured by residential real estate with outstanding balances of approximately $482,000, or
 .4%, of its total one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing.

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

          The aggregate amount of the Company's commercial loans without real estate as primary or secondary collateral equaled approximately $78.3 million at December 31, 1998, and represented 50.7% of such loans at that date. At such date, commercial loans that were more than 90 days delinquent or nonaccruing totaled approximately $773,000, or .5% of its commercial loan portfolio. The aggregate amount of the Company's commercial loans with real estate as primary or secondary collateral was approximately $76.3 million at December 31, 1998, and at such date, approximately $402,000 in outstanding balances, or .3% of such loans were delinquent or nonaccruing.

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

          Loan officers underwrite installment loan and other consumer loan requests in such a manner to assure compliance with the various regulations and the Company's underwriting standards. Payment history on applicants is very important on these smaller loans, and is checked through in-house records as well as credit bureaus. Normally, collateral, such as an automobile, is taken as security and the value is checked through the N.A.D.A. book or another valuation service. Income must be adequate to cover all monthly payments including the proposed loan.

          At December 31, 1998, the Company had approximately $65.1 million in its consumer loan portfolio, which was 19.1% of the Company's total loans. Approximately $360,000 of consumer loans were over 90 days delinquent or nonaccruing on that date, which represented .6% of the consumer loan portfolio.

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

          When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been entered into, the Bank will contact an attorney and request that the required 30-day prior notice of foreclosure or repossession proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. This procedure has historically aided in achieving a low level of nonperforming loans and, as of December 31, 1998, only $1.6 million or .5% of the Bank's total loan portfolio was 90 days or more past due. As of December 31, 1998, the Company's level of nonperforming assets to total assets was .37%.

          If a credit card account becomes 10 days delinquent, a notice is sent to the account holder demanding that the payment be made so that the card is current. Another notice is sent to the cardholder if the account becomes 20 days delinquent. If payment is not received within 30 days, authorization requests are denied, a message appears on the cardholder's account statement and a follow-up telephone call is made. These telephone collection efforts and statement messages continue until the account is deemed uncollectible. Legal action is considered during this time. As of December 31, 1998, approximately $22,000 in outstanding balances, or 1.6% of credit card loans were nonperforming.

          On December 31, 1998, the Bank held no real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. When the Bank has such real estate, it is classified as "other real estate owned" until it is sold. When property is so acquired, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling expenses. Any subsequent write-down resulting therefrom is charged to expense. Generally, unless the property is a one- to four-family residential dwelling and well-collateralized, interest accrual ceases in 90 days but no later than the date of acquisition. All costs incurred from that date in maintaining the property are expensed. Other real estate owned is appraised during the foreclosure process prior to the time of acquisition, and losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

          Not categorized as nonperforming loans are certain potential problem loans that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances may cause the borrowers to be unable to comply with the present loan repayment terms at some future date. At December 31, 1998, there were no such potential problem loans.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

          The following is a summary of the Company's loan loss experience and selected ratios for the periods presented.

                                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                              1998          1997          1996          1995          1994
                                                            --------      --------      --------      --------      --------
                                                                                  (DOLLARS IN THOUSANDS)
Allowance for loan losses
     (beginning of period) ............................     $  3,744      $  2,934      $  2,367      $  2,186      $  1,922
Loans charged off:
     1-4 family residential real estate ...............          122            22            46            --            --
     Multi-family and commercial
       real estate ....................................           --            --            --             5            --
     Commercial and industrial loans ..................          180            68            79           225            60
     Consumer loans ...................................          510           402           323           352           178
                                                            --------      --------      --------      --------      --------
       Total loans charged off ........................          812           492           448           582           238
                                                            --------      --------      --------      --------      --------
Recoveries of loans previously
charged off:
     1-4 family residential real estate ...............            1            45            20            --             2
     Multi-family and commercial
       real estate ....................................           --            --            --            33             1
     Commercial and industrial loans ..................           15             5            --             1             2
     Consumer loans ...................................          130           102           136           148           134
                                                            --------      --------      --------      --------      --------
       Total recoveries ...............................          146           152           156           182           139
                                                            --------      --------      --------      --------      --------

Net loans charged off .................................          666           340           292           400            99
Provision for loan losses .............................        1,238         1,150           859           581           363
                                                            --------      --------      --------      --------      --------
Allowance for loan losses
     (end of period) ..................................     $  4,316      $  3,744      $  2,934      $  2,367      $  2,186
                                                            ========      ========      ========      ========      ========
Loans outstanding:
     Average, net .....................................     $314,973      $255,294      $213,031      $190,868      $169,800
     End of period ....................................     $345,009      $288,993      $240,603      $202,573      $180,231
Ratio of allowance for loan losses to loans
  outstanding at end of period ........................         1.25%         1.30%         1.22%         1.17%         1.21%
Ratio of net charge-offs to average
  loans outstanding ...................................         0.21%         0.12%         0.14%         0.21%         0.06%

          At December 31, 1998, 1997, and 1996 the Company had nonaccrual loans totaling $550,000, $795,000, and $808,000, respectively. Interest income that would have been recognized if such loans had performed in accordance with contractual terms totaled approximately $113,600, $71,000, and $15,000, for the years ended December 31, 1998, 1997, and 1996. There was no interest income recognized on such loans during any of the periods.

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

          Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 1998, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the Southeastern Ohio economy and employment levels could result in the Company experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

          The following table summarizes nonperforming assets by category.

                                                        1998          1997          1996          1995          1994
                                                      --------      --------      --------      --------      --------
                                                                           (DOLLARS IN THOUSANDS)
Real estate:
     Nonaccrual .................................     $    234      $    505      $    320      $    115      $    209
     Past due 90 days or more (1) ...............          248           109           142           295           208
Commercial and industrial:
     Nonaccrual .................................          251           143           267            --           150
     Past due 90 days or more (1) ...............          522            --            --           681            --
Consumer and other:
     Nonaccrual .................................           65           147           221            70            37
     Past due 90 days or more(1) ................          295           135            52           159            19
                                                      --------      --------      --------      --------      --------
         Total nonperforming loans ..............        1,615         1,039         1,002         1,320           623
Other real estate owned .........................           --            --            --            64           147
                                                      --------      --------      --------      --------      --------
         Total nonperforming assets .............     $  1,615      $  1,039      $  1,002      $  1,384      $    770
                                                      ========      ========      ========      ========      ========


Loans outstanding ...............................     $345,009      $288,993      $240,603      $202,573      $180,231
Allowance for possible loan losses
  to total loans ................................         1.25%         1.30%         1.22%         1.17%         1.21%
Nonperforming loans to total
  loans .........................................         0.47          0.36          0.42          0.65          0.35
Nonperforming assets to total assets ............         0.37          0.29          0.32          0.52          0.32
Allowance for possible loan losses to
  nonperforming loans ...........................        267.2%        360.4%        292.8%        179.3%        350.9%

----------

(1) Represents accruing loans delinquent greater than 90 days which are considered by management to be well secured and in the process of collection.


          As of December 31, 1998, the Company had no loans that were not included in the nonaccrual, past due 90 days or more or restructured categories where the borrowers were experiencing potential credit problems that raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.

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

                                                                                   AT DECEMBER 31,
                                                                    -------------------------------------------
                                                                      1998        1997        1996        1995
                                                                    -------     -------     -------     -------
                                                                              (DOLLARS IN THOUSANDS)
U.S. Government and agency obligations ........................     $    --     $    --     $    --     $    --

State and local government obligations ........................          --          --          --          --
                                                                    -------     -------     -------     -------
         Total investment securities held to maturity .........          --          --          --          --

Investment securities designated as available for sale ........      50,584      47,839      41,419      29,754
                                                                    -------     -------     -------     -------
         Total investment securities ..........................     $50,584     $47,839     $41,419     $29,754
                                                                    =======     =======     =======     =======

          The following table reflects the maturities of the Company's investment securities at December 31, 1998.

                                                                               DUE AFTER FIVE
                                     DUE IN ONE YEAR    DUE AFTER ONE YEAR      YEARS THROUGH
                                         OR LESS        THROUGH FIVE YEARS        TEN YEARS       DUE AFTER TEN YEARS
                                     ---------------    ------------------     ---------------    -------------------
      INVESTMENT SECURITIES          AMOUNT     RATE      AMOUNT     RATE      AMOUNT     RATE      AMOUNT     RATE      TOTAL
      ---------------------          ------     ----      ------     ----      ------     ----      ------     ----      -----
Available for Sale:
  U.S. Government and
    agency obligations .........     $5,030     7.30%     $8,125     6.26%     $34,210     6.50%     $749     7.61%     $48,114
  Municipal obligations ........        141     3.98       1,728     4.96          601     4.41        --       --        2,470
                                     ------     ----      ------     ----      -------     ----      ----     ----      -------
Total investment securities ....     $5,171     7.15%     $9,853     6.03%     $34,811     6.47%     $749     7.61%     $50,584
                                     ======     ====      ======     ====      =======     ====      ====     ====      =======

          The following table sets forth the carrying value of the Company's mortgage-backed securities portfolio, including securities designated as available for sale, at the dates indicated:

                                                                          AT DECEMBER 31
                                                              ----------------------------------------
                                                               1998       1997       1996        1995
                                                              ------     ------     ------     -------
                                                                       (DOLLARS IN THOUSANDS)
Federal National Mortgage
          Association (FNMA) ............................     $2,792     $1,292     $3,418     $ 4,082

Federal Home Loan Mortgage
          Corporation (FHLMC) ...........................      1,990      1,731      4,937       5,355

Government National Mortgage Association (GNMA) .........      1,777      1,127      1,397       1,706

Collateralized mortgage obligations .....................         --         --         --          --
                                                              ------     ------     ------     -------

Total mortgage-backed securities ........................     $6,559     $4,150     $9,752     $11,143
                                                              ======     ======     ======     =======

          The following table sets forth the amount of the Company's mortgage-backed securities portfolio having fixed rates and the amount having adjustable rates at the dates indicated:

                                                                        AT DECEMBER 31,
                                      ------------------------------------------------------------------------------------
                                            1998                  1997                  1996                  1995
                                      ------------------    ------------------    ------------------    ------------------
                                      AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                                      ------     -------    ------     -------    ------     -------    ------     -------
                                                                     (Dollars in thousands)
Fixed rate ......................     $4,144      63.2%     $1,954      47.1%     $3,268      33.5%     $ 3,309      29.7%

Adjustable rate .................      2,415      36.8       2,196      52.9       6,484      66.5        7,834      70.3
                                      ------     -----      ------     -----      ------     -----      -------     -----
Total mortgage-backed
  securities ....................     $6,559     100.0%     $4,150     100.0%     $9,752     100.0%     $11,143     100.0%
                                      ======     =====      ======     =====      ======     =====      =======     =====

          The following table reflects the estimated principal repayments or repricing of the Company's mortgage-backed securities at December 31, 1998.

                                                                             DUE AFTER FIVE
                               DUE IN ONE YEAR      DUE AFTER ONE YEAR       YEARS THROUGH
                                   OR LESS          THROUGH FIVE YEARS         TEN YEARS           DUE AFTER TEN YEARS
                               ---------------      ------------------      ------------------     -------------------
                                      WEIGHTED               WEIGHTED                 WEIGHTED                 WEIGHTED
                                       AVERAGE                AVERAGE                  AVERAGE                  AVERAGE
MORTGAGE-BACKED SECURITIES      AMOUNT  RATE         AMOUNT    RATE         AMOUNT      RATE         AMOUNT      RATE       TOTAL
--------------------------      ------  ----         ------    ----         ------      ----         ------      ----       -----
                                                                      (DOLLARS IN THOUSANDS)
Available for sale:
Fixed rate .................     $--      --          $346     7.00%         $1,610     7.66%         $2,188     6.70%     $4,144

  Variable rate ............      --      --            --       --              --       --           2,415     6.99       2,415
                                 ---     ---          ----     ----          ------     ----          ------     ----      ------
Total mortgage-backed
  securities ...............     $--      --          $346     7.00%         $1,610     7.66%         $4,603     6.85%     $6,559
                                 ===     ===          ====     ====          ======     ====          ======     ====      ======

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


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

          The distribution of the Company's deposit accounts by type and rate is set forth in the following table.

                                                                                 DECEMBER 31,
                                          ------------------------------------------------------------------------------------------
          TYPE OF ACCOUNT                        1998                    1997                    1996                    1995
                AND                       ------------------      ------------------      ------------------      ------------------
           INTEREST RATE                  AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
           -------------                  ------     -------      ------     -------      ------     -------      ------     -------
                                                                            (DOLLARS IN THOUSANDS)
Demand deposit accounts ............     $ 38,258      10.5%     $ 30,369      10.1%     $ 22,673       8.7%     $ 19,392       8.4%

Savings accounts ...................       42,423      11.6        41,259      13.7        40,618      15.7        40,823      17.7

NOW accounts .......................       25,604       7.0        24,143       8.0        22,725       8.8        20,753       9.0

Money market deposit accounts ......        6,333       1.7         6,911       2.3         6,690       2.6         7,281       3.1

Premium investment accounts ........       21,012       5.7        19,161       6.3        22,696       8.8        14,198       6.2

Select investment accounts .........       16,456       4.5         7,234       2.4         1,267       0.5            --        --
                                         --------     -----      --------     -----      --------     -----      --------     -----

Total transaction accounts .........      150,086      41.0       129,077      42.8       116,669      45.1       102,447      44.4

CERTIFICATES:
     2.00 - 4.99% ..................       27,941       7.6        14,606       4.8        20,853       8.1        21,081       9.1

     5.00 - 6.99% ..................      187,875      51.3       157,835      52.3       113,267      43.8        89,260      38.7

     7.00 - 9.00% ..................          188       0.1           447       0.1         7,833       3.0        17,890       7.8
                                         --------     -----      --------     -----      --------     -----      --------     -----

Total certificates of deposit ......      216,004      59.0       172,888      57.2       141,953      54.9       128,231      55.6
                                         --------     -----      --------     -----      --------     -----      --------     -----

Total deposits .....................     $366,090     100.0%     $301,965     100.0%     $258,622     100.0%     $230,678     100.0%
                                         ========     =====      ========     =====      ========     =====      ========     =====

          The following table presents, by various interest rate categories, certain information concerning maturities of the Company's certificates of deposit as of December 31, 1998.

                                      WITHIN      ONE TO        OVER
CERTIFICATE OF DEPOSIT ACCOUNTS      ONE YEAR   THREE YEARS   THREE YEARS    TOTAL
-------------------------------      --------   -----------   -----------    -----
                                                     (IN THOUSANDS)
4.00% and less .................     $  1,332     $   633       $   --     $  1,965

4.01% to 5.00% .................       46,115      19,448          409       65,972

5.01% to 6.00% .................      102,781      33,737        2,360      138,878

6.01% to 7.00% .................        7,509       1,150          342        9,001

7.01% to 8.00% .................          138           1           49          188
                                     --------     -------       ------     --------
Total ..........................     $157,875     $54,969       $3,160     $216,004
                                     ========     =======       ======     ========

          The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity as of December 31, 1998.

                                                                  AMOUNT
                                                                  ------
                      MATURITY PERIOD                          (IN THOUSANDS)
                      ---------------
                      Three months or less                        $18,667
                      Over three through six months                20,912
                      Over six through 12 months                   20,518
                      Over 12 months                               12,860
                                                                  -------
                                 Total                            $72,957
                                                                  =======

          BORROWINGS. Deposits and repayment of loan principal are the primary source of funds for the Company's lending activities and other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for loans, the Company can obtain funds necessary through loans (advances) from the FHLB of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. The Company typically utilizes FHLB advances to fund long-term fixed rate commercial loans and to meet short-term liquidity needs. As of December 31, 1998, the Bank had outstanding FHLB advances totaling $23.8 million. See Note F to the consolidated financial statements for additional information regarding FHLB advances. The Company also has arrangements to borrow funds from commercial banks. The Company does not solicit brokered deposits.

          The following table sets forth the maximum amount of the Company's FHLB advances and other borrowings outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances and other borrowings for such periods:

                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1998       1997      1996
                                                    -------    -------   -------
                                                       (DOLLARS IN THOUSANDS)
Maximum amount outstanding:
   FHLB advances                                    $24,033    $28,868   $21,447

  Average amount of FHLB advances and
   other borrowings outstanding                      18,904     25,820    15,006

  Weighted average interest rate of total
    borrowings based on quarter end balances           5.91%      6.39%     6.57%

          The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:

                                                   DECEMBER 31,
                                          -----------------------------
                                            1998       1997       1996
                                          -------    -------    -------
                                              (DOLLARS IN THOUSANDS)
FHLB advances                             $23,784    $24,705    $21,437
Other borrowings                               --         --         --
    Total borrowings                      $23,784    $24,705    $21,437
                                          =======    =======    =======

Personnel
---------

          At December 31, 1998, the Company and its subsidiaries employed 178 persons on a full-time basis and 28 persons on a part-time basis.

Executive Offices
-----------------

          The Company's executive office is located at 14621 State Route 93, Jackson, Ohio 45640 and its telephone number is (740) 286-3283.

Subsidiaries
------------

          The Company owns all of the outstanding stock of Oak Hill Banks, an Ohio state-chartered bank, which was founded in 1902. The Company owns all of the outstanding stock of Action Finance Company, a consumer finance company which was formed in 1998.

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

          The earnings of banks and consumer finance companies, and therefore the earnings of the Company (and its subsidiaries), are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in an effort to prevent recession and to restrain inflation. Among the procedures used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These procedures are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also may affect interest rates charged on loans or paid for deposits. Monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business and earnings of the Company cannot accurately be predicted. The Company makes no attempt to predict the effect on its revenues and earnings of changes in general economic, industrial, and international conditions or in legislation and governmental regulations.

Business Risks
--------------

          Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements contained herein are reasonable, and any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate, and in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

          Potential Impact of Changes In Interest Rates. The Company's results of operations are dependent to a large degree on net interest income, the difference between interest income from loans and investments and interest expense on deposits and borrowings. One common measurement of interest rate risk, known as the interest rate gap, is the difference between interest-earning assets and interest-bearing liabilities repricing or maturing within various time frames, expressed as a percentage of total assets. At December 31, 1998, the Company had a cumulative interest rate gap of 2.22% of total assets for one year.

          Control by Management; Anti-Takeover Provisions. Evan E. Davis, John
D. Kidd and D. Bruce Knox (the "Principal Stockholders") own in the aggregate approximately 35.3% of the outstanding shares of Common Stock of the Company. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions which may delay or make more difficult an acquisition of control of the Company. For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes. Assuming that the Principal Stockholders continue to retain at least a majority of the outstanding voting shares of the Company, such ownership position could be expected to deter any prospective acquiror from seeking to acquire ownership or control of the Company, and the Principal Stockholders would be able to defeat any acquisition proposal that requires approval of the Company's stockholders, if the Principal Stockholders chose to do so. In addition, the Principal Stockholders may make a private sale of shares of common stock of the Company which they own, including to a person seeking to acquire ownership or control of the Company. The Company has 3,000,000 shares of authorized but unissued preferred stock, par value $ .01 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company. In December 1997, the Board of Directors of the Company approved and adopted a stockholder rights plan that contemplates the issuance of rights to purchase preferred stock of the Company to the Company's common stockholders of record as of February 17, 1998, as set forth in the Rights Agreement entered into between the Company and Fifth Third Bank on January 23, 1998.

          Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price. The Common Stock is traded on the Nasdaq National Market under the symbol "OAKF." During the 12 months ending March 12, 1998, the average weekly trading volume in the Common Stock has been less than 23,400 shares per week. There can be no assurance given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current shareholders. The Principal Shareholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act. The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

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

          Holding Company Structure; Government Regulations and Policies. The Company is a single-bank holding company, the profitability of which is entirely dependent on the profitability of the Bank and the upstream payment of dividends from the Bank to the Company. Under state and federal banking law, the payment of dividends by the Company and the Bank is subject to capital adequacy requirements. The inability of the Bank to generate profits and pay such dividends to the Company, or regulator restrictions on the payment of such dividends to the Company even if earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company's ability to pay dividends to the shareholders.

ITEM 2.   PROPERTIES.

          The registrant and its subsidiaries operate from 17 full-service banking offices, 2 full-service consumer financing offices, and one loan production office in Ohio. In addition, the Company operates two executive offices in Jackson, Ohio. The offices are located in the following counties:

          Jackson -  Oak Hill, Jackson, Ironmakers, Jackson Walmart, Wellston,
                     both executive offices, Action Finance Jackson, and Action
                     Finance Wellston
          Ross -     Richmond Dale, Chillicothe, and Chillicothe K-Mart
          Scioto -   Wheelersburg, Portsmouth, and West Portsmouth
          Gallia -   Gallipolis and loan production office
          Pickaway - Circleville
          Warren -   Franklin
          Butler -   Trenton
          Vinton -   McArthur
          Athens -   Athens

          The following table indicates which properties are leased by the Company, the term of the lease, and end of lease options. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the registrant or its subsidiaries.

                            BEGINNING & LENGTH    END OF LEASE FIVE YEAR RENEWAL
BRANCH                           OF TERM            ONE       TWO       THREE
Chillicothe                  11/1/98  5 years        X
Chillicothe K-Mart           6/28/94  5 years                  X
West Portsmouth              2/18/97  8 years                             X
Jackson Walmart              10/28/98 5 years                  X

Administrative Offices II    10/1/98  5 years        X
Action Finance Jackson       1/14/98  5 years                  X
Action Finance Wellston      1/3/98   5 years                  X
Gallipolis loan office       8/1/98   1 year        Lease can be extended on a
                                                    month to month basis.

ITEM 3.   LEGAL PROCEEDINGS.

          Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to the shareholders during the fourth quarter of 1998.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

SHAREHOLDER INFORMATION

          The common stock of the Company is traded on the Nasdaq National Market System under the symbol "OAKF."

          The high and low sales prices for the Company common stock during each quarter of 1997 and 1998 are as follows:

QUARTER
ENDED                   HIGH             LOW
3/31/97                 11.40            9.80
6/30/97                 16.80           10.80
9/30/97                 16.80           15.40
12/31/97                18.80           15.40
3/31/98                 23.20           17.60
6/30/98                 24.00           17.76
9/30/98                 27.00           16.00
12/31/98                20.67           15.38

          At March 16, 1999, the Company had approximately 2,200 stockholders of record and 4,367,765 shares of common stock outstanding.

          Dividends. The ability of the Company to pay cash dividends to stockholders is limited by its ability to receive dividends from its subsidiary. The State of Ohio places certain limitations on the payment of dividends by Ohio state-chartered banks.

          The Company declared the following quarterly cash dividends in 1997 and 1998:

QUARTER                     DIVIDEND
ENDED                       DECLARED
-----                       --------
3/31/97                       0.05
6/30/97                       0.05
9/30/97                       0.05
12/31/97                      0.06
3/31/98                       0.06
6/30/98                       0.07
9/30/98                       0.07
12/31/98                      0.09

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

          Stock Transfer Agent. Inquiries regarding stock transfer, registration, lost certificates, or changes in name and address should be directed in writing to the Company's stock transfer agent:

Fifth Third Bank
Stock Transfer Department
38 Fountain Square Plaza, MD 1090F5
Cincinnati, OH 45263
(513) 579-5320
(800) 837-2755

          Annual Meeting of Shareholders. The Annual Meeting of Shareholders of Oak Hill Financial, Inc. will be held on April 27, 1999, at 1:00 p.m. at the Ohio State University Extension South District Office, 17 Standpipe Road, Jackson, Ohio (the Extension Office is located just off State Route 93, 1.7 miles south of Jackson).


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 6.   SELECTED FINANCIAL DATA

                                                              AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                    1998         1997          1996         1995          1994
SUMMARY OF FINANCIAL CONDITION (1)

Total assets                                      $429,979     $361,917      $311,854     $268,322      $238,806
Interest-bearing deposits
   and federal funds sold                            9,687        3,773         4,135       10,956         1,514
Investment securities (2)                           57,143       51,989        51,171       40,987        43,708
Loans receivable --- net (3)                       340,693      285,249       237,669      200,206       178,045
Deposits                                           366,090      301,965       258,622      230,678       209,805
Federal Home Loan Bank (FHLB)
   advances and other borrowings (4)                24,724       24,963        21,437        8,905         8,161
Stockholders' equity                                37,470       33,349        30,349       27,502        19,734


SUMMARY OF OPERATIONS (1)

Interest income                                   $ 32,953     $ 28,254      $ 24,169     $ 21,097      $ 17,529
Interest expense                                    15,731       13,707        11,619       10,844         7,817
                                                  --------     --------      --------     --------      --------

   Net interest income                              17,222       14,547        12,550       10,253         9,712
Provision for loan losses                            1,238        1,150           859          581           363
                                                  --------     --------      --------     --------      --------

   Net interest income after
      provision for loan losses                     15,984       13,397        11,691        9,672         9,349
Gain on sale of loans                                  855          163            85           57            28
Gain (loss) on sale of assets                          240          (60)           25          (77)          (67)
Other non-interest income                            1,483        1,310         1,291        1,119           858
General, administrative and other expense (5)        9,603        9,050         7,606        6,567         6,504
                                                  --------     --------      --------     --------      --------

   Earnings before federal income
      taxes                                          8,959        5,760         5,486        4,204         3,664
Federal income taxes                                 2,918        2,052         1,774        1,425         1,229
                                                  --------     --------      --------     --------      --------

Net earnings                                      $  6,041     $  3,708      $  3,712     $  2,779      $  2,435
                                                  ========     ========      ========     ========      ========


PER SHARE INFORMATION (6)

Basic earnings per share                          $   1.37     $    .84      $    .84     $    .72      $    .66
Book value                                            8.58         7.58          6.90         6.26          5.17

                                                              AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                    1998         1997          1996         1995          1994
OTHER STATISTICAL AND
OPERATING DATA

Return on average assets                              1.53%        1.09%         1.29%        1.08%         1.05%
Return on average equity                             16.91        11.70         12.88         11.64        12.84
Net interest margin                                   4.51         4.54          4.56          4.12         4.40
Interest rate spread during period                    3.76         3.95          3.91          3.43         3.88
Non-interest expense to average assets                2.43         2.67          2.64          2.55         2.80
Total allowance for loan losses
   to nonperforming loans                            268.9        360.4         292.8         144.8        350.9
Total allowance for loan losses
   to total loans                                     1.25         1.30          1.22          1.17         1.21
Nonperforming loans to total loans                    0.47         0.36          0.42          0.81         0.35
Nonperforming assets to total assets                  0.37         0.29          0.32          0.63         0.32
Net charge-offs to average loans                      0.21         0.12          0.14          0.21         0.06
Equity to assets at period end                        8.71         9.21          6.87         10.25         8.26
Dividend payout ratio                                21.46        25.48         21.43          9.29         5.31

-------------------

(1) The Company merged Unity Savings Bank with and into its Oak Hill Banks subsidiary on October 2, 1997. The merger was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements as of and for the years ended December 31, 1994 through 1996, inclusive, have previously been restated as if the merger had occurred on January 1, 1994.

(2) Includes investment securities designated as held to maturity at December 31, 1994. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. Since December 1995, all investment securities have been classified as available for sale. See Notes A-2 and B of Notes to Consolidated Financial Statements for additional information regarding the composition and classification of investment securities pursuant to this Statement.

(3) Includes loans held for sale.

(4) FHLB advances and other borrowings at December 31, 1994, included $2.1 million of notes payable to principal shareholders.

(5) Non-interest expense for 1997 includes $920,000 in pre-tax expenses incurred pursuant to the merger with Unity Savings Bank.

(6) Per share information gives retroactive effect to the 700-for-1 stock split effected October 11, 1995, the issuance of 643,690 shares in the Unity transaction, and the 5-for-4 stock split effected June 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

          The principal asset of Oak Hill Financial, Inc. (the "Company") is its ownership of Oak Hill Banks (the "Bank") and Action Finance Company ("Action"). Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank and Action. The Bank conducts a general commercial banking business that consists of attracting deposits from the general public and using those funds to originate loans for commercial, consumer, and residential purposes.

          The Bank's and Action's profitability depends primarily on their net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates paid on these balances. Additionally, and to a lesser extent, profitability is affected by such factors as the level of non-interest income and expenses, the provision for loan losses, and the effective tax rate. Non-interest income consists primarily of service charges and other fees and income from the sale of loans. Non-interest expenses consist of compensation and benefits, occupancy related expenses, FDIC deposit insurance premiums, and other operating expenses.

          Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 1998 and 1997. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere in this report.

FORWARD-LOOKING STATEMENTS

          In the following pages, management presents an analysis of the Company's financial condition as of December 31, 1998, and the results of operations for the year ended December 31, 1998 as compared to prior periods. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in the Company's general market area.

          Without limiting the foregoing, some of the forward-looking statements include the following:

          Management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses.

          Management's belief that the allowance for loan losses is adequate.

FINANCIAL CONDITION

          The Company's total assets amounted to $430.0 million as of December 31, 1998, an increase of $68.1 million, or 18.8%, over the $361.9 million total at December 31, 1997. The increase was funded primarily through growth in deposits of $64.1 million and an increase in stockholders' equity of $4.1 million, which were partially offset by a decrease in borrowings of $921,000.

          Cash and due from banks, federal funds sold, and investment securities increased by $11.3 million, or 17.3%, to a total of $76.9 million at December 31, 1998, compared to $65.6 million at December 31, 1997. Investment securities increased by $5.2 million, as purchases of $45.5 million exceeded maturities of $35.5 million and sales of $5.0 million. Federal funds sold also increased by $5.9 million during 1998.

          Loans receivable totaled $340.7 million at December 31, 1998, an increase of $55.4 million, or 19.4%, over the $285.2 million total at December 31, 1997. Loan disbursements totaled $273.2 million during 1998, which were partially offset by loan sales of $48.9 million and principal repayments of $167.3 million. Loan origination volume during 1998 exceeded that of 1997 by $88.8 million and sales volume increased by $39.7 million. The Company's allowance for loan losses amounted to $4.3 million at December 31, 1998, an increase of $572,000, or 15.3%, over the total at December 31, 1997. The allowance for loan losses represented 1.25% of the total loan portfolio at December 31, 1998, as compared to 1.30% at December 31, 1997. The Company's allowance represented 268.9% and 360.4% of nonperforming loans, which totaled $1.6 million and $1.0 million at December 31, 1998 and 1997, respectively. The decline in the percentage of the allowance to total loans at December 31, 1998, generally reflects the fact that one half of the Company's 1998 loan growth was comprised of residential real estate. This loan type requires the lowest percentage reserve requirement in the Company's portfolio due to the negligible loan losses in this category over the last five years.

          Deposits totaled $366.1 million at December 31, 1998, an increase of $64.1 million, or 21.2%, over the $302.0 million total at December 31, 1997. The increase resulted primarily from management's continuing marketing efforts and competitive pricing with respect to mid-term certificate of deposit products throughout the Bank's branch network.

          The Company's stockholders' equity amounted to $37.5 million at December 31, 1998, an increase of $4.1 million, or 12.4%, over the balance at December 31, 1997. The increase resulted primarily from net earnings of $6.0 million, which were partially offset by dividends to stockholders of $1.3 million and purchases of treasury shares totaling $727,000.

SUMMARY OF EARNINGS

          The table on page 29 shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 1998, 1997, and 1996. The table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, the interest rate spread, and the net interest margin for the same periods.

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

COMPARISON OF RESULTS OF OPERATIONS FOR 1998 AND 1997 FISCAL YEARS

          General. Net earnings for the year ended December 31, 1998 totaled $6.0 million, a $2.3 million, or 62.9% increase over the amount reported in 1997. The increase in earnings resulted primarily from a $2.7 million increase in net interest income and a $1.2 million increase in other income, which were partially offset by a $553,000 increase in general, administrative, and other expenses, an $88,000 increase in the provision for loan losses, and an $866,000 increase in provision for federal income taxes.

          Net Interest Income. Total interest income for the year ended December 31, 1998, amounted to $33.0 million, an increase of $4.7 million, or 16.6%, over the $28.3 million recorded for 1997. Interest income on loans totaled $28.8 million, an increase of $4.7 million, or 19.5%, over the 1997 period. This increase resulted primarily from a $59.7 million, or 23.4%, increase in the average portfolio balance outstanding year-to-year, which was partially offset by a 30 basis point decrease in the average yield, from 9.46% in 1997 to 9.16% in 1998. Interest income on investment securities and other interest-earning assets decreased by $7,000, or 0.2%. The decrease resulted primarily from a 22 basis point decrease in the average yield, from 6.32% in 1997 to 6.10% in 1998, which was partially offset by a $2.2 million, or 3.5% increase in the average portfolio balance outstanding year-to-year.

          Total interest expense amounted to $15.7 million for the year ended December 31, 1998, an increase of $2.0 million, or 14.8%, over the $13.7 million recorded in 1997. Interest expense on deposits increased by $2.4 million, or 20.2%, to a total of $14.5 million in 1998. The increase resulted primarily from a $49.2 million, or 19.3%, increase in the average portfolio balance outstanding year-to-year, combined with a 4 basis point increase in the average cost of deposits, from 4.73% in 1997 to 4.77% in 1998. Interest expense on borrowings decreased by $416,000, or 25.9% during 1998. This decrease was due to a $6.9 million decrease in average borrowings outstanding, which was partially offset by a 7 basis point increase in the average cost of borrowings, from 6.21% in 1997 to 6.28% in 1998.

          As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.7 million, or 18.4%, for the year ended December 31, 1998, as compared to 1997. The interest rate spread decreased by 19 basis points from 3.95% in 1997 to 3.76% in 1998, while the net interest margin decreased by 3 basis points from 4.54% in 1997 to 4.51% in 1998.

          Provision for Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for loan losses amounted to $1.2 million for the year ended December 31, 1998, an increase of $88,000, or 7.7%, for the same period in 1997. The provision for loan losses in 1998 generally reflects the $55.4 million of growth in the loan portfolio over the year. As stated previously, the majority of the Company's loan growth in 1998 relates to the residential loan portfolio. Net loan charge-offs amounted to $666,000 in 1998, as compared to $340,000 in 1997.

          Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 1998, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

          Other Income. Other income totaled $2.6 million for the year ended December 31, 1998, an increase of $1.2 million, or 82.4%, over the amount recorded in 1997. This increase resulted primarily from a $173,000, or 13.2%, increase in service fees, charges, and other operating income, a $692,000 increase in gain on sale of loans, and a $300,000 gain in sale of assets.

          General, Administrative and Other Expense. General, administrative, and other expenses totaled $9.6 million for the year ended December 31, 1998, an increase of $553,000, or 6.1%, over the $9.1 million recorded in 1997. The increase resulted primarily from a $928,000, or 21.4%, increase in employee compensation and benefits, a $99,000, or 8.3%, increase in occupancy and equipment, a $298,000, or 13.5%, increase in other operating expenses, and increases of $3,000 and $145,000 in Federal deposit insurance premiums and franchise taxes, respectively, which were partially offset by a $920,000 decrease in merger related expenses.

          The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations combined with normal merit increases. Additionally, the opening of new branch facilities was responsible for the increase in occupancy and equipment. The increase in other operating expense resulted primarily from costs attendant to the continued reporting requirements of a public company, as well as, increases in expenses related to the Company's overall growth year-to-year.

          Federal Income Taxes. The provision for federal income taxes amounted to $2.9 million for the year ended December 31, 1998, an increase of $866,000, or 42.2%, over the $2.1 million recorded in 1997. The increase resulted primarily from a $3.2 million, or 55.5%, increase in earnings before taxes. The effective tax rates were 32.6% and 35.6% for December 31, 1998 and 1997, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR 1997 AND 1996 FISCAL YEARS

          General. Net earnings for the year ended December 31, 1997 totaled $3.7 million, a decrease of $4,000, or 0.1%, from the amount reported in 1996. The decrease in earnings resulted primarily from a $1.4 million increase in general, administrative, and other expenses, a $291,000 increase in provision for loan losses, and a $278,000 increase in provision for federal income taxes, which were partially offset by a $2.0 million increase in net interest income and a $12,000 increase in other income.

          Net Interest Income. Total interest income for the year ended December 31, 1997, amounted to $28.3 million, an increase of $4.1 million, or 16.9%, over the $24.2 million recorded for 1996. Interest income on loans totaled $24.1 million, an increase of $3.7 million, or 18.2%, over the 1996 period. This increase resulted primarily from a $42.3 million, or 19.8%, increase in the average portfolio balance outstanding year-to-year, which was partially offset by a 13 basis point decrease in the average yield, from 9.59% in 1996 to 9.46% in 1997. Interest income on investment securities and other interest-earning assets increased by $362,000, or 9.7%, to a total of $4.1 million in 1997, as compared to $3.7 million in 1996. The increase resulted primarily from a $2.8 million increase in the average portfolio balance outstanding year-to-year, combined with a 29 basis point increase in the average yield from, 6.03% in 1996 to 6.32% in 1997.

          Total interest expense amounted to $13.7 million for the year ended December 31, 1997, an increase of $2.1 million, or 18.0%, over the $11.6 million recorded in 1996. Interest expense on deposits increased by $1.5 million, or 14.0%, to a total of $12.1 million in 1997. The increase resulted primarily from a $32.1 million, or 14.4%, increase in the average portfolio balance outstanding year-to-year, which was partially offset by a 2 basis point decrease in the average costs of deposits, from 4.75% in 1996 to 4.73% in 1997. Interest expense on borrowings increased by $601,000, or 59.9% during 1997. This increase was due to a $10.8 million increase in average borrowings outstanding, which was partially offset by a 47 basis point decrease in the average cost of borrowings, from 6.68% in 1996 to 6.21% in 1997.

          As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.0 million, or 15.9%, for the year ended December 31, 1997, as compared to 1996. The interest rate spread increased by 4 basis points to 3.95% in 1997 from 3.91% in 1996, while the net interest margin decreased by 2 basis points to 4.54% in 1997 from 4.56% in 1996.

          Provision For Loan Losses. The provision for loan losses represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for loan losses amounted to $1.2 million for the year ended December 31, 1997, as compared to $859,000 for the same period in 1996, an increase of $291,000, or 33.9%. The provision for loan losses in 1997 increased primarily as a result of the $47.6 million of growth in the loan portfolio over the year. Net loan charge-offs amounted to $340,000 in 1997, as compared to $292,000 in 1996.

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

          Other Income. Other income totaled $1.4 million for the year ended December 31, 1997, an increase of $12,000, or 0.9%, over the amount recorded in 1996. This increase resulted primarily from a $19,000, or 1.5%, increase in service fees, charges, and other operating income, coupled with a $78,000 increase in gain on sale of loans, which were partially offset by net losses on sale of investments and other assets of $60,000, as compared to a $25,000 net gain recorded on such sales during the 1996 period.

          General, Administrative and Other Expense. General, administrative, and other expenses totaled $9.1 million for the year ended December 31, 1997, an increase of $1.4 million, or 19.0%, over the $7.6 million recorded in 1996. The increase resulted primarily from expenses of $920,000 incurred in connection with the previously described Unity merger, combined with a $364,000, or 9.2%, increase in employee compensation and benefits, a

$153,000, or 14.8%, increase in occupancy and equipment, and a $394,000, or 21.7%, increase in other operating expenses, which were partially offset by a $337,000, or 85.3%, reduction in Federal deposit insurance premiums from year-to-year.

          The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations in 1997 and late 1996 combined with normal merit increases. Additionally, the opening of new branch facilities was responsible for the increase in occupancy and equipment expense. The decline in Federal deposit insurance premiums was due to the absence in 1997 of the one-time SAIF recapitalization assessment that was paid by Unity in 1996 with respect to its operations as a thrift institution. The increase in other operating expense resulted primarily from costs attendant to the continued reporting requirements of a public company, as well as increases in expenses related to the Company's growth year-to-year.

          Federal Income Taxes. The provision for federal income taxes amounted to $2.1 million for the year ended December 31, 1997, an increase of $278,000, or 15.7%, over the $1.8 million recorded in 1996. The increase resulted primarily from the nondeductible merger expenses that were incurred in 1997 as compared to 1996. The effective tax rates were 35.6% and 32.3% for December 31, 1997 and 1996, respectively.

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

          At December 31, 1998, the Company had $157.9 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on results of operations.

          In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $40.0 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At December 31, 1998, the Company had $23.8 million of outstanding FHLB advances.

          As of December 31, 1998, loan commitments, or loans committed but not closed, totaled $6.9 million. Additionally, the Bank had unused lines of credit and letters of credit totaling $40.9 and $523,000, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

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

OTHER MATTERS/YEAR 2000 ISSUES

          As with all providers of financial services, the Company's operations are heavily dependent on information technology systems. The Bank and Action are addressing the potential problems associated with the possibility that the computers that control or operate their information technology system and infrastructure may not be programmed to read four-digit dates codes and upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank and Action are working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

          In 1997, the Company developed a three phase program within the guidelines of the Federal Financial Institutions Examination Council (the "FFIEC"). Phase I Awareness and Assessment was to define the problem, to establish a committee to oversee the project, to develop an overall strategy, to identify all aspects that could be affected by the year 2000, to recognize vendor responsibilities, and to formulate contingency plans. Phase II Renovation is to upgrade and replace equipment as necessary. Phase I and Phase II were largely completed by December 31, 1998. During the phases, the following systems were considered to be mission critical: Peerless 21 software, ISBO Link, and Fedline. Peerless 21 is the Bank's main processing system, while the ISBO Link is the Bank's connection with the Independent State Bank of Ohio. The ISBO link processes wires, credit card applications, and fed funds. Fedline is the Bank's connection with the Federal Reserve Bank. Wires, automated clearing house (ACH), treasury tax and loan, and payer services are mission critical applications processed on the Fedline. The Company is in the process of upgrading these systems as necessary. However, should any of these mission critical systems fail to be year 2000 ready, contingency plans to warehouse transactions, to correspond with ISBO and the Federal Reserve via telephone and fax, and to manually process payer services and ACH are in place and to be used until such time that the year 2000 errors can be corrected. Phase III Validation began during the fourth quarter of 1998 and is scheduled to be completed by early 1999. In this phase, systems and equipment will be tested to ensure year 2000 readiness.

          The Company believes that to ensure year 2000 readiness, approximately $120,000 in costs will be incurred. Approximately 25% of the costs were incurred during 1998, while the remaining amount is expected to be incurred during 1999. Although the Company believes that this estimate is reasonable at this time, if the Bank and/or Action is ultimately required to purchase replacement computer systems, programs and/or equipment, or incur substantial expense to make their systems, programs, and/or equipment year 2000 ready, the Company's net earnings and financial condition could be adversely affected.

          In addition to possible expense related to its own systems, the Bank and/or Action could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in their primary market areas. Because their loan portfolios are highly diversified with regard to individual borrowers and types of businesses, and their primary market areas are not significantly dependent upon any one employer or industry, they do not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                                                                   AVERAGE BALANCES AND INTEREST RATES
                                                                         YEAR ENDED DECEMBER 31,

                                                 1998                             1997                             1996
                                     -----------------------------    -----------------------------    -----------------------------
                                                INTEREST                         INTEREST                         INTEREST
                                     AVERAGE     INCOME/   AVERAGE    AVERAGE     INCOME/   AVERAGE    AVERAGE     INCOME/   AVERAGE
                                     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE
                                     -------     -------   -------    -------     -------   -------    -------     -------   -------
                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans receivable:
   Real estate mortgage              $113,494    $ 9,434     8.31%    $102,882    $ 9,038     8.78%    $ 91,249    $ 8,243     9.03%
   Commercial and other               146,505     13,688     9.34      108,125     10,499     9.71       84,840      8,157     9.61
   Installment loans                   53,701      5,566    10.37       43,159      4,465    10.35       36,012      3,882    10.78
   Credit card                          1,273        161    12.65        1,128        141    12.50          930        138    14.84
Investment securities                  58,058      3,617     6.23       56,682      3,666     6.47       50,862      3,180     6.25
Federal funds sold                      9,079        478     5.27        7,998        428     5.35        7,950        428     5.38
Interest-earning deposits                 125          9     7.20          334         17     5.09        3,368        141     4.19
                                     --------    -------   ------     --------    -------   ------     --------    -------   ------

    Total interest-earning assets     382,235     32,953     8.62      320,308     28,254     8.82      275,211     24,169     8.78
Non-interest-earning assets            12,388                           19,064                           13,129
                                     --------                         --------                         --------

        Total assets                 $394,623                         $339,372                         $288,340
                                     ========                         ========                         ========

Interest-bearing liabilities:
Deposits:
   Savings accounts                  $ 41,218      1,234     2.99     $ 40,863      1,271     3.11    $  41,195      1,381     3.35
   NOW accounts                        25,738        515     2.00       25,110        529     2.11       25,622        492     1.92
   Money market deposits                6,433        198     3.08        6,582        196     2.98        4,267        134     3.14
   Premium investment  accounts        35,285      1,618     4.59       26,390      1,275     4.83       23,034      1,131     4.91
   Certificates of deposit            196,110     10,978     5.60      156,870      8,832     5.63      129,574      7,478     5.77
Borrowings                             18,904      1,188     6.28       25,820      1,604     6.21       15,006      1,003     6.68
                                     --------    -------   ------     --------    -------   ------     --------    -------   ------

Total interest-bearing liabilities    323,688     15,731     4.86      281,635     13,707     4.87      238,698     11,619     4.87
                                     --------    -------   ------     --------    -------   ------     --------    -------   ------

Non-interest-bearing liabilities       35,214                           26,030                           20,811

Stockholders' equity                   35,721                           31,707                           28,831
                                     --------                         --------                         --------
        Total liabilities and
        stockholders' equity         $394,623                         $339,372                         $288,340
                                     ========                         ========                         ========

Net interest income and interest
rate spread                                      $17,222     3.76%                $14,547     3.95%                $12,550     3.91%
                                                 =======   ======                 =======   ======                 =======   ======


Net interest margin(1)                                       4.51%                            4.54%                            4.56%
                                                           ======                           ======                           ======

Average interest-earning assets to
average interest-bearing liabilities                       118.09%                          113.73%                          115.30%
                                                           ======                           ======                           ======

(1) The net interest margin is the net interest income divided by average interest-earning assets.

                                                        1998 vs 1997                       1997 vs 1996
                                                        ------------                       ------------
                                                 INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                                                VOLUME       RATE      TOTAL       VOLUME       RATE      TOTAL
Change in interest income attributable to:
   Loans receivable                             $5,416      $(710)     $4,706      $3,947      $(224)     $3,723
   Investment securities                            84       (133)        (49)        374        112         486
   Federal funds sold                               57         (7)         50           3         (3)         --
   Interest earning deposits with banks            (41)        33          (8)       (180)        56        (124)
                                                ------      -----      ------      ------      -----      ------
            Total interest income               $5,516      $(817)     $4,699      $4,144      $ (59)     $4,085
                                                ======      =====      ======      ======      =====      ======


Change in interest expense attributable to:
   Deposits                                     $2,332      $ 108      $2,440      $1,515      $ (28)     $1,487
   Borrowings                                     (437)        21        (416)        670        (69)        601
                                                ------      -----      ------      ------      -----      ------
            Total interest expense              $1,895      $ 129      $2,024      $2,185      $ (97)     $2,088
                                                ======      =====      ======      ======      =====      ======


Increase in net interest income                                        $2,675                             $1,997
                                                                       ======                             ======

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          None.

ITEM 8.   FINANCIAL STATEMENTS

          Consolidated Financial Statements of the Company, together with the reports thereon of Grant Thornton LLP (dated February 3, 1999) are set forth on pages F-1 hereof (see Item 14 of this Annual Report for Index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The information contained under "Ownership of Common Stock by Principal Shareholders" and "Ownership of Common Stock by Management" in the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K is incorporated herein by reference in response to this item.

          The information contained under "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information appearing under "Executive Compensation" in the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information appearing under "Ownership of Common Stock by Principal Shareholders" and "Ownership of Common Stock By Management" in the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information appearing under "Certain Transactions" in the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the fiscal year covered by this Form 10-K is incorporated herein by reference in response to this item.


                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Documents filed as a part of the Report:

          (1)  Report of Grant Thornton LLP, Independent Auditors

               Consolidated Statements of Financial Condition as of December 31,
                 1998 and 1997

               Consolidated Statements of Earnings for years ended December 31,
                 1998, 1997 and 1996

               Consolidated Statements of Comprehensive Income for years ended
                 December 31, 1998, 1997 and 1996

               Consolidated Statements of Stockholder's Equity for years ended
                 December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for years ended December
                 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements for years ended
                 December 31, 1998, 1997 and 1996


          (2)  Financial Statement Schedules:

               The information is contained in the Company's Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference in response to this item.

          (3) The following are filed as exhibits to this Annual Report on Form 10-K:

          Exhibit
          Number
          ------

          * 3(a).....................Second Amended and Restated Articles of
                                     Incorporation (reference is made to Form
                                     SB-2, Exhibit 3(i), File No. 33-096216 and incorporated herein by reference).

          * 3(b).....................Restated Code of Regulations (reference is made to Form SB-2, Exhibit 3(ii), File No.
                                     33-96216 and incorporated herein by
                                     reference).

          * 4(a).....................Reference is made to Articles FOURTH,
                                     FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Registrant's Restated Articles of Incorporation (contained in the Registrant's Restated Articles of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Registrant's Amended and Restated Code of Regulations (contained in the Registrant's Amended and Restated Code of Regulations filed as Exhibit 3(b) hereto).

          * 4(b).....................Rights Plan, dated January 23, 1998, between Oak Hill Financial, Inc., and Fifth
                                     Third Bank, (reference is made to Exhibit
                                     4.1 to the Form 8-A, filed with the
                                     Securities and Exchange Commission on
                                     January 23, 1998 and incorporated herein by reference).

          *10(a).....................Oak Hill Financial, Inc. Amended and
                                     Restated 1995 Stock Option Plan (reference is made to Form SB-2, Exhibit 10(a), File No. 33-96216 and incorporated herein by reference).

          *10(b).....................Employment Agreement between D. Bruce Knox and the Registrant, dated April 28, 1997,
                                     (reference is made to Form S-4, Exhibit
                                     10(b), file No. 333-30349, and incorporated herein by reference).

          *10(c).....................Executive Salary Continuation Agreement
                                     between D. Bruce Knox and Unity Savings
                                     Bank, dated December 7, 1994, (reference is made to Form S-4, Exhibit 10(c), file No. 333-30349, and incorporated herein by reference).

          *10(d).....................Executive Salary Continuation Agreement
                                     between George Knox and Unity Savings Bank, dated December 7, 1994, (reference is made to Form S-4, Exhibit 10(d), file No. 333-30349, and incorporated herein by reference).

          *10(e).....................Amendment, dated September 18, 1995 to the
                                     Executive Salary Continuation Agreement
                                     between George Knox and Unity Savings Bank,
                                     (reference is made to Form S-4, Exhibit
                                     10(e), file No. 333-30349, and incorporated herein by reference).

           13........................Annual Report (Selected Portions).

          *21........................Subsidiaries of the Registrant (reference is made to Form SB-2, Exhibit 21, File No.
                                     33-96216 and incorporated herein by
                                     reference).

           23........................Consent of Grant Thornton LLP.

           24........................Powers of Attorney.

           27........................Financial Data Schedule.

*Incorporated by reference as indicated.

(b)       Form 8-K's Filed in the Fourth Quarter

          1. Form 8-K, dated October 20, 1998, filed with the Securities and Exchange Commission on October 21, 1998.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OAK HILL FINANCIAL, INC.

                                       By:     /s/ John D. Kidd
                                           -------------------------------
                                              John D. Kidd, President
                                              and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                     DATE
         ---------                          -----                     ----

*  Evan E. Davis                Chairman of the Board          )  March 29, 1999
----------------------------                                   )
 Evan E. Davis                                                 )
                                                               )
                                                               )
/s/ John D. Kidd                President, Chief Executive     )  March 29, 1999
----------------------------    Officer, and Director          )
 John D. Kidd                   (Principal Executive Officer)  )
                                                               )
                                                               )
*  Richard P. LeGrand           Executive Vice President       )  March 29, 1999
----------------------------    and Director                   )
 Richard P. LeGrand                                            )
                                                               )
                                                               )
*  H. Tim Bichsel               Secretary and Treasurer        )  March 29, 1999
----------------------------    (Principal Financial and       )
 H. Tim Bichsel                 Accounting Officer)            )
                                                               )
                                                               )
*  Barry M. Dorsey              Director                       )  March 29, 1999
----------------------------                                   )
 Barry M. Dorsey                                               )
                                                               )
*  C. Clayton Johnson           Director                       )  March 29, 1999
----------------------------                                   )
 C. Clayton Johnson                                            )
                                                               )
                                                               )
*  Rick A. McNelly              Director                       )  March 29, 1999
----------------------------                                   )
 Rick A. McNelly                                               )
                                                               )
                                                               )
*  Donald R. Seigneur           Director                       )  March 29, 1999
----------------------------                                   )
 Donald R. Seigneur                                            )
                                                               )
                                                               )
/s/ H. Grant Stephenson         Director                       )  March 29, 1999
----------------------------                                   )
    H. Grant Stephenson                                        )

         SIGNATURE                          TITLE                     DATE
         ---------                          -----                     ----
* D. Bruce Knox                            Director            )  March 29, 1999
----------------------------                                   )
    D. Bruce Knox                                              )
                                                               )
                                                               )
By: /s/ H. Grant Stephenson                                    )  March 29, 1999
   -----------------------------------                         )
 H. Grant Stephenson, attorney-in-fact                         )
 for each of the persons indicated                             )

                            OAK HILL FINANCIAL, INC.

                                  FORM 10-K FOR
                                  THE YEAR END
                                DECEMBER 31, 1998
                                  EXHIBIT INDEX

                                    EXHIBIT
          Number
          ------

          * 3(a).....................Second Amended and Restated Articles of
                                     Incorporation (reference is made to Form
                                     SB-2, Exhibit 3(i), File No. 33-096216 and incorporated herein by reference).

          * 3(b).....................Restated Code of Regulations (reference is made to Form SB-2, Exhibit 3(ii), File No.
                                     33-96216 and incorporated herein by
                                     reference).

          * 4(a).....................Reference is made to Articles FOURTH,
                                     FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Registrant's Restated Articles of Incorporation (contained in the Registrant's Restated Articles of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Registrant's Amended and Restated Code of Regulations (contained in the Registrant's Amended and Restated Code of Regulations filed as Exhibit 3(b) hereto).

          * 4(b).....................Rights Plan, dated January 23, 1998, between Oak Hill Financial, Inc., and Fifth
                                     Third Bank, (reference is made to Exhibit
                                     4.1 to the Form 8-A, filed with the
                                     Securities and Exchange Commission on
                                     January 23, 1998 and incorporated herein by reference).

          *10(a).....................Oak Hill Financial, Inc. Amended and
                                     Restated 1995 Stock Option Plan (reference is made to Form SB-2, Exhibit 10(a), File No. 33-96216 and incorporated herein by reference).

          *10(b).....................Employment Agreement between D. Bruce Knox and the Registrant, dated April 28, 1997,
                                     (reference is made to Form S-4, Exhibit
                                     10(b), file No. 333-30349, and incorporated herein by reference).

          *10(c).....................Executive Salary Continuation Agreement
                                     between D. Bruce Knox and Unity Savings
                                     Bank, dated December 7, 1994, (reference is made to Form S-4, Exhibit 10(c), file No. 333-30349, and incorporated herein by reference).

          *10(d).....................Executive Salary Continuation Agreement
                                     between George Knox and Unity Savings Bank, dated December 7, 1994, (reference is made to Form S-4, Exhibit 10(d), file No. 333-30349, and incorporated herein by reference).

          *10(e).....................Amendment, dated September 18, 1995 to the
                                     Executive Salary Continuation Agreement
                                     between George Knox and Unity Savings Bank,
                                     (reference is made to Form S-4, Exhibit
                                     10(e), file No. 333-30349, and incorporated herein by reference).

           13........................Annual Report (Selected Portions).

          *21........................Subsidiaries of the Registrant (reference is made to Form SB-2, Exhibit 21, File No.
                                     33-96216 and incorporated herein by
                                     reference).

           23........................Consent of Grant Thornton LLP.

           24........................Powers of Attorney.

           27........................Financial Data Schedule.

*Incorporated by reference as indicated.