Form 10-Q
period 1999-03-31
OAK HILL FINANCIAL INC
filed 1999-05-10
CIK 949953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1999


                         Commission File Number: 0-26876


                            OAK HILL FINANCIAL, INC.
             (Exact name of Registrant as specified in its charter)

            OHIO                                               31-1010517
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

       14621 STATE ROUTE 93
           JACKSON, OHIO                                         45640
(Address of principal executive office)                        (Zip Code)


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

         As of May 7, 1999, the latest practicable date, 4,369,015 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.

                            Oak Hill Financial, Inc.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

                Consolidated Statements of Financial Condition                3

                Consolidated Statements of Earnings                           4

                Consolidated Statements of Comprehensive Income               5

                Consolidated Statements of Cash Flows                         6

                Notes to Consolidated Financial Statements                    8

Item 2: Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

Item 3: Quantitative and Qualitative Disclosures About Market Risk           13


                          PART II - OTHER INFORMATION

Item 1: Legal Proceedings                                                    14

Item 2: Changes in Securities and Use of Proceeds                            14

Item 3: Default Upon Senior Securities                                       14

Item 4: Submission of Matters to a Vote of Security Holders                  14

Item 5: Other Information                                                    15

Item 6: Exhibits and Reports on Form 8-K                                     15

Signatures

                                    OAK HILL FINANCIAL, INC.

                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                (In thousands, except share data)


                                                                       MARCH 31,   DECEMBER 31,
         ASSETS                                                           1999         1998


Cash and due from banks                                                $  9,011      $ 10,100
Federal funds sold                                                       11,871         9,687
Investment securities designated as available for sale - at market       54,606        57,143

Loans receivable - net                                                  346,839       340,143
Loans held for sale - at lower of cost or market                             86           550
Office premises and equipment - net                                       5,790         5,717
Federal Home Loan Bank stock - at cost                                    2,904         2,855
Accrued interest receivable                                               2,701         2,705

Prepaid expenses and other assets                                           478           176
Prepaid federal income tax                                                    -           152
Deferred federal income tax asset                                           878           751
                                                                       --------      --------

         Total assets                                                  $435,164      $429,979
                                                                       ========      ========


         LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                                               $370,933      $366,090
Securities sold under agreements to repurchase                              979           940
Advances from the Federal Home Loan Bank                                 22,389        23,784
Accrued interest payable and other liabilities                            1,854         1,695
Federal income taxes payable                                                636             -
                                                                       --------      --------
         Total liabilities                                              396,791       392,509


Stockholders' equity
 Common stock - $.50 stated value; authorized 5,000,000 shares,
    4,415,865 shares issued                                               2,208         2,208
 Additional paid-in capital                                               4,106         4,106
 Retained earnings                                                       32,896        31,718
 Treasury stock (48,100 shares at cost)                                    (755)         (755)
 Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                    (82)          193
                                                                       --------      --------

         Total stockholders' equity                                      38,373        37,470
                                                                       --------      --------

         Total liabilities and stockholders' equity                    $435,164      $429,979
                                                                       ========      ========

                            OAK HILL FINANCIAL, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                        (In thousands, except share data)

                                                      1999       1998
Interest income
  Loans                                              $7,717     $6,672
  Investment securities                                 871        802
  Interest-bearing deposits and other                   160        160
                                                     ------     ------
                  Total interest income               8,748      7,634

Interest expense
  Deposits                                            3,706      3,343
  Borrowings                                            352        311
                                                     ------     ------
                  Total interest expense              4,058      3,654
                                                     ------     ------

                  Net interest income                 4,690      3,980

Provision for losses on loans                           303        277
                                                     ------     ------

                  Net interest income after
                   provision for losses on loans      4,387      3,703

Other income
 Gain on sale of loans                                  159        144
 Gain on investment securities transactions               5         14
 Service fees, charges and other operating              422        358
                                                     ------     ------
                  Total other income                    586        516

General, administrative and other expense
 Employee compensation and benefits                   1,534      1,288
 Occupancy and equipment                                317        309
 Federal deposit insurance premiums                      18         15
 Franchise taxes                                        123        127
 Other operating                                        606        559
                                                     ------     ------
                  Total general, administrative
                    and other expense                 2,598      2,298
                                                     ------     ------

                  Earnings before income taxes        2,375      1,921

Federal income taxes
  Current                                               788        521
  Deferred                                               15         94
                                                     ------     ------

                  Total federal income taxes            803        615
                                                     ------     ------

                  NET EARNINGS                       $1,572     $1,306
                                                     ======     ======

                  EARNINGS PER SHARE
                      Basic                          $  .36     $  .30
                                                     ======     ======
                      Diluted                        $  .35     $  .29
                                                     ======     ======

                            OAK HILL FINANCIAL, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)



                                                          1999        1998
Net earnings                                             $1,572      $1,306


Other comprehensive income, net of tax:

         Unrealized gains (losses) on securities
             designated as available for sale              (272)         77
        Reclassification adjustment for realized
             (gains) losses included in net earnings         (3)         (9)
                                                         ------      ------

Comprehensive income                                     $1,297      $1,374
                                                         ======      ======

                                    OAK HILL FINANCIAL, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                              For the three months ended March 31,
                                         (In thousands)

                                                                          1999          1998
Cash flows from operating activities:
  Net earnings for the period                                          $  1,572      $  1,306
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                          129           136
     Amortization of premiums and discounts
        on investment securities - net                                       34            17
     Amortization of deferred loan origination costs                        105           101
     Federal Home Loan Bank stock dividends                                 (49)          (47)
     Loans originated for sale in secondary market                       (7,873)       (9,520)
     Proceeds from sale of loans in the secondary market                  8,425         9,048
     Gain on sale of loans                                                  (88)          (96)
     Provision for losses on loans                                          303           277
     Gain on investment securities transactions                              (5)          (14)
     Gain on sale of office equipment                                         -            (4)
      Increase (decrease) in cash due to changes in:
       Accrued interest receivable                                            4           191
       Prepaid expenses and other assets                                   (302)         (270)
       Accrued expenses and other liabilities                               159           742
       Federal income taxes
          Current                                                           788          (188)
          Deferred                                                           15            94
                                                                       --------      --------
                  Net cash provided by operating activities               3,217         1,773

Cash flows provided by (used in) investing activities:
   Loan principal repayments                                             39,936        38,386
   Loan disbursements                                                   (47,040)      (44,683)
   Principal repayments on mortgage-backed securities                       628           306
   Proceeds from maturity and redemption of investment securities        10,745         6,000
   Purchase of office premises and equipment                               (202)          (83)
   Proceeds from sale of office equipment                                     -             4
   Purchase of investment securities
    designated as available for sale                                     (9,282)       (6,385)
   Increase in federal funds sold - net                                  (2,184)       (8,380)
                                                                       --------      --------
                  Net cash used in investing activities                  (7,399)      (14,835)
                                                                       --------      --------

                  Net cash used in operating and investing
                    activities (balance carried forward)                 (4,182)      (13,062)
                                                                       --------      --------

                                   OAK HILL FINANCIAL, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             For the three months ended March 31,
                                        (In thousands)

                                                                         1999          1998
                  Net cash used in operating and investing
                    activities (balance brought forward)               $(4,182)     $(13,062)

Cash flows provided by (used in) financing activities:
  Proceeds from securities sold under agreement to repurchase               39           671
  Net increase in deposit accounts                                       4,843        19,201
  Proceeds from Federal Home Loan Bank advances                            540           975
  Repayment of Federal Home Loan Bank advances                          (1,935)       (9,156)
  Proceeds from issuance of shares under stock option plan                   -            10
  Dividends paid on common shares                                         (394)         (282)
                                                                       -------      --------

                  Net cash provided by financing activities              3,093        11,419
                                                                       -------      --------


Net decrease in cash and cash equivalents                               (1,089)       (1,643)
Cash and cash equivalents at beginning of period                        10,100         9,840
                                                                       -------      --------


Cash and cash equivalents at end of period                             $ 9,011      $  8,197
                                                                       =======      ========


Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Federal income taxes                                               $     -      $      -
                                                                       =======      ========


    Interest on deposits and borrowed money                            $ 4,170      $  3,662
                                                                       =======      ========

Supplemental disclosure of noncash investing activities:
  Unrealized  gains (losses) on securities designated as available
    for sale, net of related tax effects                               $  (275)     $     68
                                                                       =======      ========

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 125                                       $    71      $     48
                                                                       =======      ========

                            OAK HILL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation
         ---------------------

                  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 1998. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended March 31, 1999 and 1998, are not necessarily indicative of the results which may be expected for the entire year.

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

3.       Earnings Per Share
         ------------------

                  Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, adjusted for a 5 for 4 stock dividend which was declared on April 28, 1998. Weighted-average common shares outstanding totaled 4,367,765 and 4,398,418 for the three month periods ended March 31, 1999 and 1998, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,448,146 and 4,477,867 for the three month periods ended March 31, 1999 and 1998, respectively. There were 80,381 and 79,449 incremental shares related to the assumed exercise of stock options in the computation of diluted earnings per share for the three month periods ended March 31, 1999 and 1998, respectively.

4.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

                           In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging activities, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedging accounting.

                  The definition of derivative financial instruments is complex, but in general, it is an instrument with one or more underlyings, such as interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other

                            OAK HILL FINANCIAL, INC.

4.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------------------

         contracts, unless the underling of the embedded derivative is clearly and closely related to the host contract. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to an available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

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

                  In 1997, the Company developed a three phase program within the guidelines of the Federal Financial Institutions Examination Council (the "FFIEC"). Phase I Awareness and Assessment was to define the problem, to establish a committee to oversee the project, to develop an overall strategy, to identify all aspects that could be affected by the year 2000, to recognize vendor responsibilities, and to formulate contingency plans. Phase II Renovation is to upgrade and replace equipment as necessary. Phase I and Phase II were largely completed by December 31, 1998. During the phases the following systems were considered to be mission critical: Peerless 21 software, ISBO Link, and Fedline. Peerless 21 is the Bank's main processing system, while ISBO Link is the Bank's connection with the Independent State Bank of Ohio. The ISBO Link processes wires, credit card applications, and fed funds. Fedline is the Bank's connection with the Federal Reserve Bank. Wires, automated clearing house (ACH), treasury tax and loan, and payer services are mission critical applications processed on the Fedline. The Company is in the process of upgrading these systems as necessary. However, should any of these mission critical systems fail to be year 2000 ready, contingency plans to warehouse transactions, to correspond with ISBO and the Federal Reserve via telephone and fax, and to manually process payer services and ACH are in place and to be used until such time that the year 2000 errors can be corrected. Phase III Validation, which began during the fourth quarter of 1998 was substantially completed at March 31, 1999. In this phase, systems and equipment were tested to ensure year 2000 readiness.

                  The Company believes to ensure year 2000 readiness, approximately $120,000 in costs will be incurred. Approximately 25% of the costs were incurred as of March 31, 1999, while the remaining amount is expected to be incurred during the remainder of 1999. Although the Company believes the estimate is reasonable at this time, if the Bank and/or Action is ultimately required to purchase replacement computer systems, programs and/or equipment, or incur substantial expense to make their systems, programs, and/or equipment year 2000 ready, the Company's net earnings and financial condition could be adversely affected.

                            OAK HILL FINANCIAL, INC.

         ----------------------------------------

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

6.       Other Events
         ------------

                  On March 11, 1999, the Company announced the signing of a definitive agreement for the acquisition of Towne Financial Corporation ("Towne"). Under terms of the agreement, the Company will exchange
         4.125 shares of its common stock for each of the 222,100 shares of Towne stock , resulting in a transaction valued at approximately $17.6 million. The combination will be accounted for as a pooling-of-interests. At March 31, 1999, Towne reported total assets of $122.3 million, total deposits of $98.4 million, and stockholders' equity of $9.5 million. The transaction is expected to be completed during the third quarter of 1999, subject to the approval of both the Company's and Towne's shareholders and subject to regulatory approval.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 1998 to March 31,
-----------------------------------------------------------------------------
1999
----

         At March 31, 1999, the Company had total assets of $435.2 million, an increase of approximately $5.2 million, or 1.2%, over December 31, 1998 levels. The increase in total assets was funded primarily by growth in the deposit portfolio of $4.8 million and undistributed net earnings of $1.2 million, which were partially offset by a decrease in Federal Home Loan Bank advances of $1.4 million.

         Cash, federal funds sold and investment securities totaled $75.5 million at March 31, 1999, a decrease of $1.4 million, or 1.9%, from December 31, 1998 levels. During the three months ended March 31, 1999, management purchased $9.3 million of investment securities, while $11.4 million of securities matured or were called. Securities purchased consisted primarily of U.S. treasury notes and U.S. government agency securities. The increase reflects management's efforts to maintain adequate levels of liquidity while maximizing yield on short-term investments.

         Loans receivable and loans held for sale totaled $346.9 million at March 31, 1999, an increase of $6.2 million, or 1.8%, over the total at December 31, 1998. Loan disbursements totaled approximately $54.9 million during the 1999 three month period, while principal repayments and sales amounted to $39.9 million and $8.3 million, respectively. Loan disbursements increased by $710,000, or 1.3%, during the 1999 period, as compared to the three month period in 1998. Loans originated in 1999 were primarily comprised of commercial loans and 1-4 family residential loans.

         The Company's allowance for loan losses amounted to $4.4 million at March 31, 1999, an increase of $76,000 or 1.8% over the total at December 31, 1998. The allowance for loan losses represented 1.25% of the total loan portfolio at March 31, 1999 and December 31, 1998. The Company's allowance represented 287.5% and 272.8% of non-performing loans, which totaled $1.5 million and $1.6 million at March 31, 1999 and December 31, 1998, respectively.

         The deposit portfolio totaled $370.9 million at March 31, 1999, an increase of $4.8 million, or 1.3%, over December 31, 1998 levels. Proceeds from deposit growth were utilized to fund loan originations and to repay advances from the Federal Home Loan Bank. The increase resulted primarily from management's marketing efforts and continued growth at newer branch facilities.

         The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 1999, the Bank's regulatory capital substantially exceeded all regulatory capital requirements.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 1999 and 1998

Comparison of Results of Operations for the Three Month Periods Ended March 31,
-------------------------------------------------------------------------------
1999 and 1998
-------------

General
-------

         Net earnings for the three months ended March 31, 1999 totaled $1.6 million, an increase of $266,000, or 20.4%, over the $1.3 million in net earnings reported in the comparable 1998 period. The increase in earnings in the 1999 period is primarily attributable to a $684,000 increase in net interest income after provision for losses on loans and a $70,000 increase in other income, which were partially offset by a $300,000 increase in general, administrative and other expenses and an increase in the federal income tax provision of $188,000.

Net Interest Income
-------------------

         Total interest income for the three months ended March 31, 1999 increased by $1.1 million, or 14.6%, generally reflecting the effects of growth in average interest-earning assets from $353.0 million to $417.6 million for the three month periods ending March 31, 1998 and 1999, respectively, which was partially offset by a decrease in weighted-average yield from 8.77% in the 1998 period to 8.50% in the 1999 period. Similarly, total interest expense increased for the three months ended March 31, 1999 by $404,000, or 11.1%, also reflecting the growth in average interest-bearing liabilities from $306.9 million to $354.7 million; however, the weighted-average cost of funds decreased from 4.94% in the 1998 period to 4.64% in the 1999 period.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $710,000, or 17.8%, for the three months ended March 31, 1999, as compared to the comparable quarter in 1998. The interest rate spread amounted to 3.86% and 3.83% for the three months ended March 31, 1999 and 1998, while the net interest margin totaled 4.56% and 4.57% for the three months ended March 31, 1999 and 1998, respectively.

Provision for Losses on Loans
-----------------------------

         The provision for losses on loans totaled $303,000 for the three months ended March 31, 1999, an increase of $26,000 over the comparable 1998 period. The provision was primarily attributable to growth in the loan portfolio year-to-year.

         Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at March 31, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 1999 and 1998

Comparison of Results of Operations for the Three Month Periods Ended March 31,
-------------------------------------------------------------------------------
1999 and 1998 (continued)
-------------------------

Other Income
------------

         Other income for the three months ended March 31, 1999, totaled $586,000, an increase of $70,000, or 13.6%, over the $516,000 reported in the comparable 1998 period. The increase resulted from a $64,000, or 17.9% increase in service fees, charges and other operating income and an increase of $15,000, or 10.4% in gain on sale of loans, which were partially offset by a $9,000 decrease in gain on sale of investments.

General, Administrative and Other Expense
-----------------------------------------

         General, administrative and other expense increased for the three months ended March 31, 1999 by $300,000, or 13.1%. The increase was due primarily to a $246,000, or 19.1%, increase in employee compensation and benefits, an increase in occupancy and equipment expense of $8,000, or 2.6%, and an increase in federal deposit insurance premiums of $3,000, or 20.0%, which were partially offset by a $4,000, or 3.1% decrease in franchise taxes. Other operating expenses also increased year-to-year by $47,000, or 8.4%.

         The increase in employee compensation and benefits is due primarily to additional staffing levels, primarily related to the start-up of the Action subsidiary, coupled with normal merit increases, which were partially offset by an increase in deferred costs related to greater lending volume year-to-year. The increase in occupancy and equipment expense resulted primarily from expenses related to the addition of new branch facilities. The increase in other operating expenses is primarily attributable to costs incurred in connection with the inception of the Action subsidiary, coupled with the Company's overall growth year to year.

Federal Income Taxes
--------------------

         The provision for federal income taxes increased by $188,000, or 30.6%, during the three months ended March 31, 1999, as compared to the same period in 1998. The effective tax rates for the three month periods ended March 31, 1999 and 1998 were 33.8% and 32.0%, respectively.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

         Not applicable.

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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Company held its 1999 Annual Meeting of Stockholders April 27, 1999. Holders of 3,812,803 Common Shares of the Company were present representing 87.29% of the Company's 4,367,765 Common Shares outstanding.

         (b) and (c) The following persons were elected Class I members of the
                     Company's Board of Directors to serve until the 2001 Annual Meeting or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

                  Name                   Votes For           Votes Withheld
                  ----                   ---------           --------------
                  Evan E. Davis          3,774,877               37,926
                  John D. Kidd           3,774,702               38,101
                  Richard P. LeGrand     3,774,877               37,926
                  D. Bruce Knox          3,774,627               38,176
                  C. Clayton Johnson     3,772,752               40,051

                  The continuing Class II Directors, whose terms expire at the 2000 Annual Meeting are: Barry M. Dorsey, Ph.D., Rick A. McNelly, Donald R. Seigneur, and H. Grant Stephenson.

                  The proposal for the amendment to the Company's Third Amended and Restated Articles of Incorporation, which increases the authorized Common Stock of the Company from 5,000,000 to 15,000,000 shares, was approved with 3,721,468 votes FOR, 75,533 votes AGAINST, and 15,802 votes ABSTAIN.

                  The proposal for the amendment to the Company's 1995 Stock Option Plan, which increases the number of shares of the Company's Common Stock issuable upon exercise of stock options under the Company's 1995 Stock Option Plan from 500,000 to 800,000 shares, was approved with 2,818,579 votes FOR, 93,038 votes AGAINST, and 20,827 votes ABSTAIN.

                  The proposal for the ratification of the appointment of Grant Thornton, LLP as independent auditors for the Company for the fiscal year ending December 31, 1999, was approved with 3,797,650 votes FOR, 3,551 votes AGAINST, and 11,602 votes ABSTAIN.

ITEM 5.  Other Information
         -----------------

         None

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

         (a) Form 8-K, dated March 11, 1999, filed with the Securities and Exchange Commission on March 15, 1999, filed, as amended, on March 18,1999.

         (b) Form 8-K, dated April 6, 1999, filed with the Securities and Exchange Commission on April 12, 1999.

         Exhibits: Financial Data Schedule for the three months ended March 31, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 7, 1999                           By: /s/ John D. Kidd
      -----------                              ----------------------------
                                                John D. Kidd
                                                President



Date: May 7, 1999                           By: /s/ H. Tim Bichsel
      -----------                              ----------------------------
                                                H. Tim Bichsel
                                                Chief Financial Officer