Form 10-Q
period 1999-06-30
OAK HILL FINANCIAL INC
filed 1999-08-12
CIK 949953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1999


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


         As of August 12, 1999, the latest practicable date, 4,372,265 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.

                            Oak Hill Financial, Inc.


                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
                                          PART I - FINANCIAL INFORMATION

Item 1:       Financial Statements

                      Consolidated Statements of Financial Condition                                         3

                      Consolidated Statements of Earnings                                                    4

                      Consolidated Statements of Comprehensive Income                                        5

                      Consolidated Statements of Cash Flows                                                  6

                      Notes to Consolidated Financial Statements                                             8

Item 2:       Management's Discussion and Analysis of Financial Condition and Results of Operations         11

Item 3:       Quantitative and Qualitative Disclosures About Market Risk                                    15


                                           PART II - OTHER INFORMATION

Item 1:       Legal Proceedings                                                                             16

Item 2:       Changes in Securities and Use of Proceeds                                                     16

Item 3:       Default Upon Senior Securities                                                                16

Item 4:       Submission of Matters to a Vote of Security Holders                                           16

Item 5:       Other Information                                                                             17

Item 6:       Exhibits and Reports on Form 8-K                                                              17

Signatures

                            OAK HILL FINANCIAL, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                       JUNE 30,      DECEMBER 31,
         ASSETS                                                                            1999              1998
Cash and due from banks                                                               $   9,364         $  10,100
Federal funds sold                                                                          104             9,687
Investment securities designated as available for sale - at market                       51,616            57,143

Loans receivable - net                                                                  366,156           340,143
Loans held for sale - at lower of cost or market                                             --               550
Office premises and equipment - net                                                       6,009             5,717
Federal Home Loan Bank stock - at cost                                                    2,955             2,855
Accrued interest receivable                                                               2,572             2,705

Prepaid expenses and other assets                                                           629               176
Prepaid federal income tax                                                                   --               152
Deferred federal income tax asset                                                         1,384               751
                                                                                      ---------         ---------

         Total assets                                                                 $ 440,789         $ 429,979
                                                                                      =========         =========



         LIABILITIES & STOCKHOLDERS' EQUITY

Deposits                                                                              $ 364,215         $ 366,090
Securities sold under agreements to repurchase                                              979               940
Advances from the Federal Home Loan Bank                                                 34,224            23,784
Federal funds purchased                                                                     700                --
Accrued interest payable and other liabilities                                            1,895             1,695
Federal income taxes payable                                                                 78                --
                                                                                      ---------         ---------
         Total liabilities                                                              402,091           392,509

Stockholders' equity
 Common stock - $.50 stated value; authorized 15,000,000 shares, 4,420,365 and
    4,415,865 shares issued at June 30, 1999 and December 31, 1998                        2,210             2,208
 Additional paid-in capital                                                               4,144             4,106
 Retained earnings                                                                       34,084            31,718
 Treasury stock (48,100 shares at cost)                                                    (755)             (755)
 Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                   (985)              193
                                                                                      ---------         ---------

         Total stockholders' equity                                                      38,698            37,470
                                                                                      ---------         ---------

         Total liabilities and stockholders' equity                                   $ 440,789         $ 429,979
                                                                                      =========         =========

                            OAK HILL FINANCIAL, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                SIX MONTHS                THREE MONTHS
                                                                  ENDED                      ENDED
                                                                 JUNE 30,                   JUNE 30,

                                                           1999          1998          1999          1998
Interest income
  Loans                                                $ 15,559      $ 13,641      $  7,842      $  6,969
  Investment securities                                   1,669         1,670           798           868
  Interest-bearing deposits and other                       276           301           116           141
                                                       --------      --------      --------      --------
                  Total interest income                  17,504        15,612         8,756         7,978


Interest expense
  Deposits                                                7,274         6,873         3,568         3,530
  Borrowings                                                727           577           375           266
                                                       --------      --------      --------      --------
                  Total interest expense                  8,001         7,450         3,943         3,796
                                                       --------      --------      --------      --------


                  Net interest income                     9,503         8,162         4,813         4,182

Provision for losses on loans                               704           589           401           312
                                                       --------      --------      --------      --------

                  Net interest income after
                    provision for losses on loans         8,799         7,573         4,412         3,870

Other income
  Gain on sale of loans                                     236           394            77           250
  Gain on investment securities transactions                  7            68             2            54
  Service fees, charges and other operating                 922           729           500           371
                                                       --------      --------      --------      --------
                  Total other income                      1,165         1,191           579           675

General, administrative and other expense
 Employee compensation and benefits                       3,066         2,483         1,532         1,195

 Occupancy and equipment                                    646           633           329           324
 Federal deposit insurance premiums                          29            30            11            15
 Franchise taxes                                            222           242            99           115
 Other operating                                          1,259         1,154           653           595
                                                       --------      --------      --------      --------
                  Total general, administrative
                    and other expense                     5,222         4,542         2,624         2,244
                                                       --------      --------      --------      --------

                  Earnings before income taxes            4,742         4,222         2,367         2,301

Federal income taxes
  Current                                                 1,616         1,466           851           757
  Deferred                                                  (26)         (100)          (64)           (6)
                                                       --------      --------      --------      --------

                  Total federal income taxes              1,590         1,366           787           751
                                                       --------      --------      --------      --------


                  NET EARNINGS                         $  3,152      $  2,856      $  1,580      $  1,550
                                                       ========      ========      ========      ========

                  EARNINGS PER SHARE
                        Basic                              $.72          $.65          $.36          $.35
                                                           ====          ====          ====          ====
                        Diluted                            $.71          $.64          $.36          $.34
                                                           ====          ====          ====          ====

                            OAK HILL FINANCIAL, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                    SIX MONTHS              THREE MONTHS
                                                                       ENDED                    ENDED
                                                                      JUNE 30,                 JUNE 30,

                                                                 1999         1998         1999         1998
Net earnings                                                  $ 3,152      $ 2,856      $ 1,580      $ 1,550

Other comprehensive income, net of tax:

          Unrealized losses on securities
               designated as available for sale                (1,173)          --
                                                                                           (902)         (53)

           Reclassification adjustment for gains included
                in net earnings                                    (5)         (45)          (1)         (36)
                                                              -------      -------      -------      -------

Comprehensive income                                          $ 1,974      $ 2,811      $   677      $ 1,461
                                                              =======      =======      =======      =======

Accumulated other comprehensive income (loss)                 $  (985)     $   145      $  (985)     $   145
                                                              =======      =======      =======      =======

                            OAK HILL FINANCIAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)


                                                                                     1999           1998
Cash flows from operating activities:
  Net earnings for the period                                                   $   3,152      $   2,856

  Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                     270            283
    Amortization of premiums and discounts on investment securities - net              77             40
    Amortization of deferred loan origination costs                                   205            202
    Federal Home Loan Bank stock dividends                                           (100)           (96)
    Loans originated for sale in secondary market                                 (14,473)       (20,694)
    Proceeds from sale of loans in the secondary market                            15,163         20,370
    Gain on sale of loans                                                            (140)          (218)
    Provision for losses on loans                                                     704            589
    Gain on investment securities transactions                                         (7)           (68)
    Gain on sale of assets                                                             --             (4)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                     133           (204)
      Prepaid expenses and other assets                                              (453)           346
      Accrued expenses and other liabilities                                          200            356
      Federal income taxes
        Current                                                                       230             --
        Deferred                                                                      (26)          (100)
                                                                                ---------      ---------
                        Net cash provided by operating activities                   4,935          3,658

Cash flows provided by (used in) investing activities:
  Loan principal repayments                                                        78,907         79,655
  Loan disbursements                                                             (105,829)      (106,327)
  Principal repayments on mortgage-backed securities                                1,223          1,135
  Proceeds from maturity and redemption of  investment securities                  13,745         11,000
  Proceeds from investment securities transactions                                    179          2,987
  Purchase of office premises and equipment                                          (562)          (696)
  Proceeds from sale of assets                                                         --              4
  Purchase of investment securities
   designated as available for sale                                               (11,475)       (16,274)
  Decrease in federal funds sold - net                                              9,583            558
                                                                                ---------      ---------
                        Net cash used in investing activities                     (14,229)       (27,958)
                                                                                ---------      ---------

                          Net cash used in operating and investing
                           activities (balance carried forward)                    (9,294)       (24,300)
                                                                                ---------      ---------

                            OAK HILL FINANCIAL, INC.

                        For the six months ended June 30,
                                 (In thousands)

                                                                                     1999           1998
                          Net cash used in operating and investing
                           activities (balance brought forward)                 $  (9,294)     $ (24,300)

Cash flows provided by (used in) financing activities:
  Proceeds from securities sold under agreement to repurchase                          39            635
  Net increase (decrease) in deposit accounts                                      (1,875)        31,926
  Proceeds from Federal Home Loan Bank advances                                    21,890          2,975
  Repayment of Federal Home Loan Bank advances                                    (11,450)       (12,509)
  Increase in fed funds purchased - net                                               700             --
  Proceeds from issuance of shares under stock option plan                             40             60
  Dividends paid on common shares                                                    (786)          (590)
                                                                                ---------      ---------
                        Net cash provided by financing activities                   8,558         22,497
                                                                                ---------      ---------


Net decrease in cash and cash equivalents                                            (736)        (1,803)
Cash and cash equivalents at beginning of period                                   10,100          9,840
                                                                                ---------      ---------


Cash and cash equivalents at end of period                                      $   9,364      $   8,037
                                                                                =========      =========


Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                        $   1,387      $   1,332
                                                                                =========      =========


    Interest on deposits and borrowed money                                     $   8,189      $   7,493
                                                                                =========      =========

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                        $  (1,178)     $     (45)
                                                                                =========      =========

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 125                                                $      96      $     176
                                                                                =========      =========

                            OAK HILL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

                  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Oak Hill Financial, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended December 31, 1998. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Oak Hill Banks (the "Bank") and Action Finance Company ("Action"). Action was incorporated during 1997 for the purpose of conducting consumer finance lending operations. Action began such operations during 1998 using two separate office locations. All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share

                  Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, adjusted for a 5 for 4 stock dividend which was declared on April 28, 1998. Weighted-average common shares outstanding totaled 4,370,666, 4,369,224, 4,401,736, and 4,400,050 for the three and six month periods ended June 30, 1999 and 1998, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,442,332, 4,443,620, 4,513,046, and 4,501,001 for the three and six month periods ended June 30, 1999 and 1998, respectively. There were 71,666, 74,396, 111,310, and 100,951 incremental shares related to the assumed exercise of stock options in the computation of diluted earnings per share for the three and six month periods ended June 30, 1999 and 1998, respectively.

4.       Effects of Recent Accounting Pronouncements

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

                            OAK HILL FINANCIAL, INC.

4.       Effects of Recent Accounting Pronouncements (continued)

                  The definition of derivative financial instruments is complex, but in general, it is an instrument with one or more underlyings, such as interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying embedded derivative is clearly and closely related to the host contract. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to an available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

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

                  In 1997, the Company developed a three phase program within the guidelines of the Federal Financial Institutions Examination Council (the "FFIEC"). Phase I Awareness and Assessment was to define the problem, to establish a committee to oversee the project, to develop an overall strategy, to identify all aspects that could be affected by the year 2000, to recognize vendor responsibilities, and to formulate contingency plans. Phase II Renovation is to upgrade and replace equipment as necessary. Phase I and Phase II were largely completed by December 31, 1998. During the phases the following systems were considered to be mission critical: Peerless 21 software, ISBO Link, and Fedline. Peerless 21 is the Bank's main processing system, while ISBO Link is the Bank's connection with the Independent State Bank of Ohio. The ISBO Link processes wires, credit card applications, and fed funds. Fedline is the Bank's connection with the Federal Reserve Bank. Wires, automated clearing house (ACH), treasury tax and loan, and payer services are mission critical applications processed on the Fedline. The Company is in the process of upgrading these systems as necessary. However, should any of these mission critical systems fail to be year 2000 ready, contingency plans to warehouse transactions, to correspond with ISBO and the Federal Reserve via telephone and fax, and to manually process payer services and ACH are in place and to be used until such time that the year 2000 errors can be corrected. Phase III Validation, which began during the fourth quarter of 1998 was substantially completed at June 30, 1999. In this phase, systems and equipment were tested to ensure year 2000 readiness.

                            OAK HILL FINANCIAL, INC.

5.       Year 2000 Compliance Matters

                  The Company believes that to ensure year 2000 readiness, approximately $100,000 in costs will be incurred. Approximately 80% of the costs were incurred as of June 30, 1999, while the remaining amount is expected to be incurred during the second half of 1999. Although the Company believes the estimate is reasonable at this time, if the Bank and/or Action is ultimately required to purchase replacement computer systems, programs and/or equipment, or incur substantial expense to make their systems, programs, and/or equipment year 2000 ready, the Company's net earnings and financial condition could be adversely affected.

6.       Other Events

                  On March 11, 1999, the Company announced the signing of a definitive agreement for the acquisition of Towne Financial Corporation ("Towne"). Under terms of the agreement, the Company will exchange
         4.125 shares of its common stock for each of the 222,100 shares of Towne stock, resulting in a transaction valued at approximately $17.6 million. The combination will be accounted for as a pooling-of-interests. At March 31, 1999, Towne reported total assets of $122.3 million, total deposits of $98.4 million, and stockholders' equity of $9.5 million. The transaction is expected to be completed during the fourth quarter of 1999, subject to the approval of both the Company's and Towne's shareholders and subject to regulatory approval.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 1998 to June 30,
1999

                  At June 30, 1999, the Company had total assets of $440.8 million, an increase of approximately $10.8 million, or 2.5%, over December 31, 1998 levels. The increase in total assets was funded primarily by growth in undistributed net earnings of $2.4 million and an increase of $10.4 million in Federal Home Loan Bank advances, which were partially offset by a decrease in the deposit portfolio of $1.9 million.

                  Cash, federal funds sold and investment securities totaled $61.1 million at June 30, 1999, a decrease of $15.8 million, or 20.6%, from December 31, 1998 levels. During the six months ended June 30, 1999, management purchased $11.5 million of investment securities, while $15.0 million of securities matured or were called. Securities purchased consisted primarily of U.S. government agency and mortgage-backed securities. The decrease reflects management's use of excess liquidity to fund growth in the loan portfolio.

                  Loans receivable and loans held for sale totaled $366.2 million at June 30, 1999, an increase of $25.5 million, or 7.5%, over the total at December 31, 1998. Loan disbursements totaled approximately $120.3 million during the 1999 six month period, while principal repayments and sales amounted to $78.9 million and $15.0 million, respectively. Loan disbursements decreased by $6.7 million, or 5.3%, during the 1999 period, as compared to the comparable period in 1998. Loans originated in 1999 were primarily comprised of commercial and 1-4 family residential loans.

                  The Company's allowance for loan losses amounted to $4.6 million at June 30, 1999, an increase of $298,000, or 6.9%, over the total at December 31, 1998. The allowance for loan losses represented 1.24% and 1.25% of the total loan portfolio at June 30, 1999 and December 31, 1998, respectively. The Company's allowance represented 358.1% and 313.8% of non-performing loans, which totaled $1.3 million and $1.6 million at June 30, 1999 and December 31, 1998, respectively.

                  The deposit portfolio totaled $364.2 million at June 30, 1999, a decrease of $1.9 million, or .5%, from December 31, 1998 levels. The decrease resulted from a concerted effort by management to decrease the weighted-average cost of time deposits while excess liquidity was redeployed, primarily to fund new loan originations. Interest rates on certificates of deposit were subsequently increased, and management anticipates that deposits will increase in future quarters.

                  Advances from the Federal Home Loan Bank totaled $34.2 million at June 30, 1999, an increase of $10.4 million, or 43.9%, over December 31, 1998. Proceeds from advances were used to fund new loan originations during the period.

                  The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 1999, the Bank's regulatory capital substantially exceeded all regulatory capital requirements.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1999 and 1998

Comparison of Results of Operations for the Six Month Periods Ended June 30, 1999 and 1998

General

                  Net earnings for the six months ended June 30, 1999 totaled $3.2 million, an increase of $296,000, or 10.4%, over the $2.9 million in net earnings reported in the comparable 1998 period. The increase in earnings in the 1999 period is primarily attributable to a $1.2 million increase in net interest income after provision for losses on loans, which was partially offset by a $26,000 decrease in other income, a $680,000 increase in general, administrative and other expenses, and an increase in the federal income tax provision of $224,000.

Net Interest Income

                  Total interest income for the six months ended June 30, 1999 increased by $1.9 million, or 12.1%, reflecting the effects of growth in average interest-earning assets from $361.0 million to $417.5 million for the six month periods ending June 30, 1998 and 1999, respectively, which was partially offset by a decrease in the weighted-average yield year-to-year. Similarly, total interest expense increased for the six months ended June 30, 1999 by $551,000, or 7.4%, also reflecting the growth in average interest-bearing liabilities from $306.6 million to $353.3 million for the six month periods ending June 30, 1998 and 1999, respectively, which was partially offset by a decrease in the weighted-average cost of funds, for the six months ended June 30, 1999.

                  As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.3 million, or 16.4%, for the six months ended June 30, 1999, as compared to the comparable period in 1998. The interest rate spread amounted to 3.89% and 3.82% for the six months ended June 30, 1999 and 1998, while the net interest margin totaled 4.59% and 4.56% for the six months ended June 30, 1999 and 1998, respectively.

Provision for Losses on Loans

                  The provision for losses on loans totaled $704,000 for the six months ended June 30, 1999, an increase of $115,000 over the comparable 1998 period. The increase in the provision was primarily attributable to the growth in the loan portfolio year-to-year.

                  Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

                  Other income decreased for the six months ended June 30, 1999 by $26,000 or 2.2%, from the comparable 1998 period. The decrease resulted from a $158,000, or 40.1%, decrease in gain on sale of loans and a $61,000 decrease in gain on investment securities transactions, which were partially offset by a $193,000, or 26.5%, increase in service fees, charges and other operating income.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1999 and 1998

Comparison of Results of Operations for the Six Month Periods Ended June 30, 1999 and 1998 (continued)

General, Administrative and Other Expense

                  General, administrative and other expense increased for the six months ended June 30, 1999 by $680,000, or 15.0%, over the comparable six month period in 1998. The increase was due primarily to a $583,000, or 23.5%, increase in employee compensation and benefits, a $13,000, or 2.1%, increase in occupancy and equipment expense, and a $105,000, or 9.1%, increase in other operating expenses. Federal deposit insurance premiums and franchise taxes decreased $1,000 and $20,000, respectively.

                  The increase in employee compensation and benefits is due primarily to additional staffing levels, primarily related to the start-up of new branch facilities, coupled with normal merit increases and a decrease in deferred costs related to a decline in the lending volume year-to-year. The increase in occupancy and equipment expense is also attributable to the opening of new branch facilities. The decrease in federal deposit insurance premiums resulted primarily from a decrease in premium rates assessed in 1999. Other operating expenses increased due primarily to costs incurred in connection with the start-up of new branch facilities, coupled with pro-rata increases in various operating costs associated with the Company's overall growth year-to-year.

Federal Income Taxes

                    The provision for federal income taxes increased by $224,000, or 16.4%, during the six months ended June 30, 1999, as compared to the same period in 1998. The effective tax rates for the six month periods ended June 30, 1999 and 1998 were 33.5% and 32.4%, respectively.


Comparison of Results of Operations for the Three Month Periods Ended June 30, 1999 and 1998

General

                  Net earnings for the three months ended June 30, 1999 totaled $1.6 million, an increase of $30,000, or 1.9%, over the amount reported in the comparable 1998 period. The increase in earnings in the 1999 period is primarily attributable to a $542,000 increase in net interest income after provision for losses on loans, which was partially offset by a $96,000 decrease in other income, a $380,000 increase in general, administrative and other expenses and an increase in the federal income tax provision of $36,000.

Net Interest Income

                  Total interest income for the three months ended June 30, 1999 increased by $778,000, or 9.8%, generally reflecting the effects of growth in average interest-earning assets from $368.7 million to $417.8 million for the three month periods ending June 30, 1998 and 1999, respectively, which was partially offset by a decrease in the weighted-average yield year-to-year. Similarly, total interest expense increased for the three months ended June 30, 1999 by $147,000, or 3.9%, reflecting the growth in average interest-bearing liabilities from $344.4 million to $351.9 million, which was partially offset by a decrease in weighted-average cost of funds year-to-year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1999 and 1998

Comparison of Results of Operations for the Three Month Periods Ended June 30, 1999 and 1998 (continued)

Net Interest Income (continued)

                  As a result of the foregoing changes in interest income and interest expense, net interest income increased by $631,000, or 15.1%, for the three months ended June 30, 1999, as compared to the comparable quarter in 1998. The interest rate spread amounted to 3.91% and 4.26% for the three months ended June 30, 1999 and 1998, while the net interest margin totaled 4.62% and 4.55% for the three months ended June 30, 1999 and 1998, respectively.

Provision for Losses on Loans

                  The provision for losses on loans totaled $401,000 for the three months ended June 30, 1999, an increase of $89,000 from the comparable 1998 period. The increase in the provision was primarily attributable to growth in the loan portfolio year-to-year.

                  Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

                  Other income decreased for the three months ended June 30, 1999 by $96,000, or 14.2%, from the comparable 1998 period. The decrease resulted from a decrease of $173,000, or 69.2%, in gain on sale of loans and a decrease of $52,000 in investment securities transactions, which were partially offset by an increase of $129,000, or 34.8%, in service fees, charges and other operating income.

General, Administrative and Other Expense

                  General, administrative and other expense increased for the three months ended June 30, 1999 by $380,000, or 16.9%. The increase was due primarily to a $337,000, or 28.2%, increase in employee compensation and benefits, a $5,000, or 1.5%, increase in occupancy and equipment expense, and a $58,000, or 9.7%, increase in other operating expenses. Federal deposit insurance premiums and franchise taxes decreased $4,000 and $20,000, respectively.

                   The increase in employee compensation and benefits was due primarily to additional staffing levels, primarily related to the start-up of new branch facilities, coupled with normal merit increases and a decrease in deferred costs related to the decline in lending volume year-to-year. The increase in occupancy and equipment expense is also attributable to the opening of new branch facilities. The decrease in federal deposit insurance premiums resulted primarily from a decrease in premium rates assessed in 1999. Other operating expenses increased due primarily to costs incurred in connection with the start-up of new branch facilities, coupled with pro-rata increases in various operating expenses associated with the Company's overall growth year-to-year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1999 and 1998

Comparison of Results of Operations for the Three Month Periods Ended June 30, 1999 and 1998 (continued)

Federal Income Taxes

                    The provision for federal income taxes increased by $36,000, or 4.8%, during the three months ended June 30, 1999, as compared to the same period in 1998. The effective tax rates for the three month periods ended June 30, 1999 and 1998 were 33.2% and 32.6%, respectively.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable

                            OAK HILL FINANCIAL, INC.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

                  (a) The Company held its 1999 Annual meeting of Shareholders on April 27, 1999. Holders of 3,792,522 Common Shares of the Company were present representing 86.83% of the Company's 4,367,765 Common Shares outstanding.

                  (b) The following persons were elected as Class I members of the Company's Board of Directors to serve until the 2001 Annual Meeting or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

           Name                    Votes For       Votes Withheld
         Evan E. Davis             3,773,846           37,296
         John D. Kidd              3,771,671           38,101
         C. Clayton Johnson        3,771,721           40,051
         Richard P. LeGrand        3,773,846           37,926
         D. Bruce Knox             3,773,596           38,176

                  The continuing Class II directors, whose terms expire at the 2000 Annual Meeting are: Barry M. Dorsey, Ed. D., Rick A.
         McNelly, Donald R. Seigneur, and H. Grant Stephenson.

                  (c) The proposal to amend the Company's Third Amended and Restated Articles of Incorporation to increase the authorized Common Shares of the Company from 5,000,000 to 15,000,000 shares was approved with 3,720,437 votes FOR, 75,533 votes AGAINST, and 15,802 votes ABSTAIN.

                  The proposal to amend the Company's 1995 Stock Option Plan to increase the number of shares of the Company's common stock issuable upon exercise of stock options under the Plan from 500,000 to 800,000 shares was approved with 2,817,548 votes FOR, 93,038 votes AGAINST, and 20,827 votes ABSTAIN.

                  The ratification of the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending December 31, 1999, was approved with 3,796,619 votes FOR, 3,551 votes AGAINST, and 11,602 votes ABSTAIN.

ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

         (a) Form 8-K, dated July 7, 1999, filed with the Securities and Exchange Commission on July 9, 1999

         Exhibits: Financial Data Schedule for the six month period ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   August 12, 1999                               By:/s/John D. Kidd
                                                         -----------------------
                                                         John D. Kidd
                                                         President



Date:   August 12, 1999                               By:/s/Ronald J. Copher
                                                         -----------------------
                                                         Ronald J. Copher
                                                         Chief Financial Officer