Form 10-Q
period 1999-09-30
OAK HILL FINANCIAL INC
filed 1999-11-12
CIK 949953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1999


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


         As of November 11, 1999, the latest practicable date, 5,294,565 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
                         PART I - FINANCIAL INFORMATION

Item 1:       Financial Statements

                      Consolidated Statements of Financial Condition           3

                      Consolidated Statements of Earnings                      4

                      Consolidated Statements of Comprehensive Income          5

                      Consolidated Statements of Cash Flows                    6

                      Notes to Consolidated Financial Statements               8

Item 2:       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                  11

Item 3:       Quantitative and Qualitative Disclosures About Market Risk      15

                          PART II - OTHER INFORMATION

Item 1:       Legal Proceedings                                               16

Item 2:       Changes in Securities and Use of Proceeds                       16

Item 3:       Default Upon Senior Securities                                  16

Item 4:       Submission of Matters to a Vote of Security Holders             16

Item 5:       Other Information                                               16

Item 6:       Exhibits and Reports on Form 8-K                                16

Signatures

                                          OAK HILL FINANCIAL, INC.

                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      (In thousands, except share data)

                                                                                SEPTEMBER 30,   DECEMBER 31,
         ASSETS                                                                    1999            1998
Cash and due from banks                                                          $ 12,202       $ 10,100
Federal funds sold                                                                    501          9,687
Investment securities designated as available for sale - at market                 49,706         57,143

Loans receivable - net                                                            398,435        340,143
Loans held for sale - at lower of cost or market                                       45            550
Office premises and equipment - net                                                 6,692          5,717
Federal Home Loan Bank stock - at cost                                              3,009          2,855
Accrued interest receivable                                                         2,827          2,705

Prepaid expenses and other assets                                                     677            176
Prepaid federal income tax                                                           --              152
Deferred federal income tax asset                                                   1,614            751
                                                                                 --------       --------

         Total assets                                                            $475,708       $429,979
                                                                                 ========       ========

         LIABILITIES & STOCKHOLDERS' EQUITY

Deposits                                                                         $374,525       $366,090
Securities sold under agreements to repurchase                                        708            940
Advances from the Federal Home Loan Bank                                           58,381         23,784
Accrued interest payable and other liabilities                                      1,921          1,695
Federal income taxes payable                                                          292           --
                                                                                 --------       --------
         Total liabilities                                                        435,827        392,509

Stockholders' equity
 Common stock - $.50 stated value; authorized 15,000,000 shares, 4,420,365 and
    4,415,865 shares issued at September 30, 1999 and December 31, 1998             2,210          2,208
 Additional paid-in capital                                                         4,144          4,106
 Retained earnings                                                                 35,412         31,718
 Treasury stock (48,100 shares at cost)                                              (755)          (755)
 Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                           (1,130)           193
                                                                                 --------       --------

         Total stockholders' equity                                                39,881         37,470
                                                                                 --------       --------

         Total liabilities and stockholders' equity                              $475,708       $429,979
                                                                                 ========       ========

                                      OAK HILL FINANCIAL, INC.

                                 CONSOLIDATED STATEMENTS OF EARNINGS

                                  (In thousands, except share data)

                                                            NINE MONTHS             THREE MONTHS
                                                               ENDED                   ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,

                                                         1999          1998       1999         1998
Interest income
  Loans                                                $24,331       $21,172     $8,772       $7,531
  Investment securities                                  2,456         2,516        787          846
  Interest-bearing deposits and other                      352           493         76          192
                                                       -------       -------     ------       ------
                            Total interest income       27,139        24,181      9,635        8,569

Interest expense
  Deposits                                              10,993        10,687      3,719        3,814
  Borrowings                                             1,386           828        659          251
                                                       -------       -------     ------       ------
                            Total interest expense      12,379        11,515      4,378        4,065
                                                       -------       -------     ------       ------

                            Net interest income         14,760        12,666      5,257        4,504
Provision for losses on loans                            1,213           920        509          331
                                                       -------       -------     ------       ------

                  Net interest income after
                    provision for losses on loans       13,547        11,746      4,748        4,173

Other income
  Gain on sale of loans                                    236           552       --            158
  Gain on investment securities transactions                 7           160       --             92
  Service fees, charges and other operating              1,472         1,133        550          404
                                                       -------       -------     ------       ------
                  Total other income                     1,715         1,845        550          654

General, administrative and other expense
 Employee compensation and benefits                      4,676         3,850      1,610        1,367
 Occupancy and equipment                                   996           944        350          311
 Federal deposit insurance premiums                         46            45         17           15
 Franchise taxes                                           338           357        116          115
 Other operating                                         1,875         1,816        616          662
                                                       -------       -------     ------       ------
                  Total general, administrative
                    and other expense                    7,931         7,012      2,709        2,470
                                                       -------       -------     ------       ------

                  Earnings before income taxes           7,331         6,579      2,589        2,357

Federal income taxes
  Current                                                2,636         2,025      1,020          759
  Deferred                                                (180)          113       (154)          13
                                                       -------       -------     ------       ------

                  Total federal income taxes             2,456         2,138        866          772
                                                       -------       -------     ------       ------

                  NET EARNINGS                         $ 4,875       $ 4,441     $1,723       $1,585
                                                       =======       =======     ======       ======

                  EARNINGS PER SHARE
                        Basic                          $  1.12       $  1.01     $  .39       $  .36
                                                       =======       =======     ======       ======
                        Diluted                        $  1.10       $   .99     $  .39       $  .35
                                                       =======       =======     ======       ======

                                          OAK HILL FINANCIAL, INC.

                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                               (In thousands)

                                                                 NINE MONTHS               THREE MONTHS
                                                                    ENDED                      ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,

                                                                1999        1998          1999        1998
Net earnings                                                  $ 4,875      $4,441       $ 1,723      $1,585

Other comprehensive income, net of tax:

          Unrealized gains (losses) on securities
               designated as available for sale                (1,318)        367          (145)        367

           Reclassification adjustment for gains included
                in net earnings                                    (5)       (106)         --           (61)
                                                              -------      ------       -------      ------

Comprehensive income                                          $ 3,552      $4,702       $ 1,578      $1,891
                                                              =======      ======       =======      ======

Accumulated other comprehensive income (loss)                 $(1,130)     $  451       $(1,130)     $  451
                                                              =======      ======       =======      ======


                                        OAK HILL FINANCIAL, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 For the nine months ended September 30,
                                             (In thousands)

                                                                                   1999           1998
  Cash flows from operating activities:
    Net earnings for the period                                                $   4,875       $  4,441

    Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                                                  418            426
      Amortization of premiums and discounts on investment securities - net          105             33
      Amortization of deferred loan origination costs                                315            277
      Federal Home Loan Bank stock dividends                                        (154)          (146)
      Loans originated for sale in secondary market                              (16,040)       (29,258)
      Proceeds from sale of loans in the secondary market                         16,701         29,249
      Gain on sale of loans                                                         (156)          (292)
      Provision for losses on loans                                                1,213            920
      Gain on investment securities transactions                                      (7)          (160)
      Gain on sale of assets                                                        --               (4)
      Increase (decrease) in cash due to changes in:
        Accrued interest receivable                                                 (122)          (148)
        Prepaid expenses and other assets                                           (501)           420
        Accrued expenses and other liabilities                                       226            563
        Federal income taxes
          Current                                                                    444           (226)
          Deferred                                                                  (180)           113
                                                                                --------       --------
                           Net cash provided by operating activities               7,137          6,208

Cash flows provided by (used in) investing activities:
   Loan principal repayments                                                     121,253        127,098
   Loan disbursements                                                           (181,073)      (172,597)
   Principal repayments on mortgage-backed securities                              1,884          1,932
   Proceeds from maturity and redemption of investment securities                 14,745         20,935
   Proceeds from investment securities transactions                                  179          2,987
   Purchase of office premises and equipment                                      (1,393)        (1,100)
   Proceeds from sale of assets                                                     --                4
   Purchase of investment securities
    designated as available for sale                                             (11,475)       (31,519)
   (Increase) decrease in federal funds sold - net                                 9,186         (4,519)
                                                                                --------       --------
                          Net cash used in investing activities                  (46,694)       (56,779)
                                                                                --------       --------

                  Net cash used in operating and investing
                    activities (balance carried forward)                         (39,557)       (50,571)
                                                                                --------       --------

                                      OAK HILL FINANCIAL, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                              For the nine months ended September 30,
                                           (In thousands)

                                                                               1999         1998
                  Net cash used in operating and investing
                    activities (balance brought forward)                   $ (39,557)     $(50,571)

Cash flows provided by (used in) financing activities:
  Increase (decrease) in securities sold under agreement to repurchase          (232)        1,260
  Net increase in deposit accounts                                             8,435        59,878
  Proceeds from Federal Home Loan Bank advances                              487,429         6,975
  Repayment of Federal Home Loan Bank advances                              (452,832)      (18,363)
  Proceeds from issuance of shares under stock option plan                        40            95
  Dividends paid on common shares                                             (1,181)         (898)
                                                                           ---------      --------

                  Net cash provided by financing activities                   41,659        48,947
                                                                           ---------      --------

Net increase (decrease) in cash and cash equivalents                           2,102        (1,624)
Cash and cash equivalents at beginning of period                              10,100         9,840
                                                                           ---------      --------

Cash and cash equivalents at end of period                                 $  12,202      $  8,216
                                                                           =========      ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Federal income taxes                                                   $   2,192      $  2,219
                                                                           =========      ========

    Interest on deposits and borrowed money                                $  12,522      $ 11,457
                                                                           =========      ========

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                   $  (1,323)     $    261
                                                                           =========      ========

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 125                                           $      80      $    260
                                                                           =========      ========

                            OAK HILL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation
         ---------------------

                  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Oak Hill Financial, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended December 31, 1998. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

3.       Earnings Per Share
         ------------------

                  Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, adjusted for a 5 for 4 stock dividend which was declared on April 28, 1998. Weighted-average common shares outstanding totaled 4,372,265, 4,370,249, 4,404,755, and 4,401,636 for the three and nine month periods ended September 30, 1999 and 1998, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,445,250, 4,443,234, 4,478,871, and 4,491,830 for the three and nine month periods ended September 30, 1999 and 1998, respectively. There were 72,985, 72,985, 74,116, and 90,194 incremental shares related to the assumed exercise of stock options in the computation of diluted earnings per share for the three and nine month periods ended September 30, 1999 and 1998, respectively.

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

                            OAK HILL FINANCIAL, INC.

4.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------------------

                  The definition of derivative financial instruments is complex, but in general, it is an instrument with one or more underlyings, such as interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underling of the embedded derivative is clearly and closely related to the host contract. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to an available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

5.       Year 2000 Compliance Matters
         ----------------------------

                  As with all providers of financial services, the Company's operations are heavily dependent on information technology systems. The Bank and Action have addressed the potential problems associated with the possibility that the computers that control or operate the Bank's and Action's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank and Action have completed a process of working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

                  In 1997, the Company developed a three phase program within the guidelines of the Federal Financial Institutions Examination Council (the "FFIEC"). Phase I Awareness and Assessment was to define the problem, to establish a committee to oversee the project, to develop an overall strategy, to identify all aspects that could be affected by the year 2000, to recognize vendor responsibilities, and to formulate contingency plans. Phase II Renovation was to upgrade and replace equipment as necessary. Phase I and Phase II were completed by March 31, 1999. During the phases the following systems were considered to be mission critical: Peerless 21 software, ISBO Link, and Fedline. Peerless 21 is the Bank's main processing system, while ISBO Link is the Bank's connection with the Independent State Bank of Ohio. The ISBO Link processes wires, credit card applications, and fed funds. Fedline is the Bank's connection with the Federal Reserve Bank. Wires, automated clearing house (ACH), treasury tax and loan, and payer services are mission critical applications processed on the Fedline. The Company has upgraded these systems as necessary. However, should any of these mission critical systems fail to be year 2000 ready, contingency plans to warehouse transactions, to correspond with ISBO and the Federal Reserve via telephone and fax, and to manually process payer services and ACH are in place and to be used until such time that the year 2000 errors can be corrected. Phase III Validation, which began during the fourth quarter of 1998 was completed at September 30, 1999. In this phase, systems and equipment were tested to ensure year 2000 readiness.

                            OAK HILL FINANCIAL, INC.

5.       Year 2000 Compliance Matters
         ----------------------------

                  The Company established an estimate of the cost to ensure year 2000 readiness totaling approximately $100,000. Approximately 80% of the costs were incurred as of September 30, 1999, while the remaining amount is expected to be incurred during the fourth quarter of 1999. Although the Company believes the estimate is reasonable at this time, if the Bank and/or Action is ultimately required to purchase replacement computer systems, programs and/or equipment, or incur substantial expense to make their systems, programs, and/or equipment year 2000 ready, the Company's net earnings and financial condition could be adversely affected.

6.       Subsequent Events
         -----------------

                  On October 1, 1999, the Company completed its merger with Towne Financial Corporation, a corporation chartered under the laws of Ohio. In connection with the merger, the Company issued a total of 917,400 shares of its common stock to holders of Towne Financial common stock, based on an exchange ratio of 4.125 shares of Oak Hill common stock for every one share of Towne Financial common stock. At September 30, 1999, Towne reported total assets of $118.0 million, total deposits of $88.4 million, and stockholder's equity of $7.4 million.

                  On October 1, 1999, immediately after completion of the merger, The Blue Ash Building & Loan, a former subsidiary of Towne Financial Corporation acquired by the Company in the merger, converted from a state chartered savings bank to a state chartered commercial bank. At the same time, the company changed its name from The Blue Ash Savings & Loan to "Towne Bank".

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 1998 to
-------------------------------------------------------------------
September 30, 1999
------------------

                  At September 30, 1999, the Company had total assets of $475.7 million, an increase of approximately $45.7 million, or 10.6%, over December 31, 1998 levels. The increase in total assets was funded primarily by undistributed net earnings of $3.7 million, an increase of $34.6 million in Federal Home Loan Bank advances, and an increase of $8.4 million in the deposit portfolio.

                  Cash, federal funds sold and investment securities totaled $62.4 million at September 30, 1999, a decrease of $14.5 million, or 18.9%, from December 31, 1998 levels. During the nine months ended September 30, 1999, management purchased $11.5 million of investment securities, while $16.6 million of securities matured or were called. Securities purchased consisted primarily of U.S. government agency and mortgage-backed securities. The decrease reflects management's use of excess liquidity to fund growth in the loan portfolio.

                  Loans receivable and loans held for sale totaled $398.5 million at September 30, 1999, an increase of $57.8 million, or 17.0%, over the total at December 31, 1998. Loan disbursements totaled approximately $197.1 million during the 1999 nine month period, while principal repayments and sales amounted to $121.3 million and $16.5 million, respectively. Loan disbursements decreased by $4.7 million, or 2.3%, during the 1999 period, as compared to the comparable period in 1998. Loans originated in 1999 were primarily comprised of commercial and 1-4 family residential loans.

                  The Company's allowance for loan losses amounted to $5.1 million at September 30, 1999, an increase of $745,000, or 17.3%, over the total at December 31, 1998. The allowance for loan losses represented 1.25% of the total loan portfolio at both September 30, 1999 and December 31, 1998. The Company's allowance represented 348.3% and 268.9% of non-performing loans, which totaled $1.5 million and $1.6 million at September 30, 1999 and December 31, 1998, respectively.

                  The deposit portfolio totaled $374.5 million at September 30, 1999, an increase of $8.4 million, or 2.3%, from December 31, 1998 levels, and a $10.3 million, or 2.8%, increase from June 30, 1999. During the first five months of the year, management made a concerted effort to decrease the weighted-average cost of time deposits while excess liquidity was redeployed, primarily to fund new loan originations. With the Company's subsequent rapid loan growth, interest rates on certificates of deposit were increased in June 1999, and maintained at the higher levels through September 30, 1999, to raise deposits to fund the increased loan volume. Management anticipates that deposits will further increase in future quarters.

                  Advances from the Federal Home Loan Bank totaled $58.4 million at September 30, 1999, an increase of $34.6 million, or 145.5%, over December 31, 1998. Proceeds from advances were used to fund new loan originations during the period.

                  The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 1999, the Bank's regulatory capital substantially exceeded all regulatory capital requirements.

                            OAK HILL FINANCIAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1999 and 1998

Comparison of Results of Operations for the Nine Month Periods Ended
--------------------------------------------------------------------
September 30, 1999 and 1998
---------------------------

General
-------

                  Net earnings for the nine months ended September 30, 1999 totaled $4.9 million, an increase of $434,000, or 9.8%, over the $4.4 million in net earnings reported in the comparable 1998 period. The increase in earnings in the 1999 period is primarily attributable to a $1.8 million increase in net interest income after provision for losses on loans, which was partially offset by a $130,000 decrease in other income, a $919,000 increase in general, administrative and other expenses, and an increase in the federal income tax provision of $318,000.

Net Interest Income
-------------------

                  Total interest income for the nine months ended September 30, 1999 increased by $3.0 million, or 12.2%, reflecting the effects of a $56.4 million, or 15.2%, growth in average interest-earning assets, from $370.5 million to $426.9 million for the nine month periods ending September 30, 1998 and 1999, respectively, which was partially offset by a decrease in the weighted-average yield year-to-year. Similarly, total interest expense increased for the nine months ended September 30, 1999 by $864,000, or 7.5%, also reflecting the $48.2 million, or 15.3%, growth in average interest-bearing liabilities, from $314.6 million to $362.8 million for the nine month periods ending September 30, 1998 and 1999, respectively, which was partially offset by a decrease in the weighted-average cost of funds, for the nine months ended September 30, 1999.

                  As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.1 million, or 16.5%, for the nine months ended September 30, 1999, as compared to the comparable period in 1998. The interest rate spread amounted to 3.94% and 3.84% for the nine months ended September 30, 1999 and 1998, while the net interest margin totaled 4.62% and 4.57% for the nine months ended September 30, 1999 and 1998, respectively.

Provision for Losses on Loans
-----------------------------

                  The provision for losses on loans totaled $1.2 million for the nine months ended September 30, 1999, an increase of $293,000 over the comparable 1998 period. The increase in the provision was primarily attributable to the growth in the loan portfolio year-to-year.

                  Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income
------------

                  Other income decreased for the nine months ended September 30, 1999 by $130,000, or 7.0%, from the comparable 1998 period. The decrease resulted from a $316,000, or 57.2%, decrease in gain on sale of loans and a $153,000 decrease in gain on investment securities transactions, which were partially offset by a $339,000, or 29.9%, increase in service fees, charges and other operating income.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1999 and 1998

Comparison of Results of Operations for the Nine Month Periods Ended
--------------------------------------------------------------------
September 30, 1999 and 1998 (continued)
---------------------------

General, Administrative and Other Expense
-----------------------------------------

                  General, administrative and other expense increased for the nine months ended September 30, 1999 by $919,000, or 13.1%, over the comparable nine month period in 1998. The increase was due primarily to an $826,000, or 21.5%, increase in employee compensation and benefits, a $52,000, or 5.5%, increase in occupancy and equipment expense, and a $59,000, or 3.2%, increase in other operating expenses. Franchise taxes decreased $19,000, or 5.3%, for the nine months ended September 30, 1999.

                  The increase in employee compensation and benefits is due primarily to additional staffing levels, primarily related to the start-up of new branch facilities, coupled with normal merit increases and a decrease in deferred costs related to a decline in the lending volume year-to-year. The pending acquisition of Towne Financial also influenced the increase in employee compensation and benefits as additional staff was employed in anticipation of converting Towne from a savings and loan to a commercial banking operation. The increase in occupancy and equipment expense, as well as, the increase in other operating expenses is also primarily attributable to the opening of new branch faciliities, coupled with pro-rata increases in various operating costs associated with the Company's overall growth year-to-year.

Federal Income Taxes
--------------------

                    The provision for federal income taxes increased by $318,000, or 14.9%, during the nine months ended September 30, 1999, as compared to the same period in 1998, due primarily to a $752,000, or 11.4%, increase in pre-tax earnings year-to-year. The effective tax rates for the nine month periods ended September 30, 1999 and 1998 were 33.5% and 32.5%, respectively.


Comparison of Results of Operations for the Three Month Periods Ended
---------------------------------------------------------------------
September 30, 1999 and 1998
---------------------------

General
-------

                  Net earnings for the three months ended September 30, 1999 totaled $1.7 million, an increase of $138,000, or 8.7%, over the amount reported in the comparable 1998 period. The increase in earnings in the 1999 period is primarily attributable to a $575,000 increase in net interest income after provision for losses on loans, which was partially offset by a $104,000 decrease in other income, a $239,000 increase in general, administrative and other expenses and an increase in the federal income tax provision of $94,000.

Net Interest Income
-------------------

                  Total interest income for the three months ended September 30, 1999 increased by $1.1 million, or 12.4%, generally reflecting the effects of $55.3 million, or 14.2%, growth in average interest-earning assets from, $390.5 million to $445.8 million for the three month periods ending September 30, 1998 and

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1999 and 1998

Comparison of Results of Operations for the Three Month Periods Ended
---------------------------------------------------------------------
September 30, 1999 and 1998 (continued)
---------------------------

Net Interest Income (continued)
-------------------------------

1999, respectively, which was partially offset by a decrease in the weighted-average yield year-to-year. Similarly, total interest expense increased for the three months ended September 30, 1999 by $313,000, or 7.7%, reflecting the $51.2 million, or 15.5%, growth in average interest-bearing liabilities, from $330.4 million to $381.6 million, which was partially offset by a decrease in weighted-average cost of funds year-to-year.

                  As a result of the foregoing changes in interest income and interest expense, net interest income increased by $753,000, or 16.7%, for the three months ended September 30, 1999, as compared to the comparable quarter in 1998. The interest rate spread amounted to 4.02% and 3.83% for the three months ended September 30, 1999 and 1998, while the net interest margin totaled 4.68% and 4.58% for the three months ended September 30, 1999 and 1998, respectively.

Provision for Losses on Loans
-----------------------------

                  The provision for losses on loans totaled $509,000 for the three months ended September 30, 1999, an increase of $178,000 from the comparable 1998 period. The increase in the provision was primarily attributable to growth in the loan portfolio year-to-year.

                  Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income
------------

                  Other income decreased for the three months ended September 30, 1999 by $104,000, or 15.9%, from the comparable 1998 period. The decrease resulted from a decrease of $158,000 in gain on sale of loans and a decrease of $92,000 in investment securities transactions, which were partially offset by an increase of $146,000, or 36.1%, in service fees, charges and other operating income.

General, Administrative and Other Expense
-----------------------------------------

                  General, administrative and other expense increased for the three months ended September 30, 1999 by $239,000, or 9.7%. The increase was due primarily to a $243,000, or 17.8%, increase in employee compensation and benefits, and a $39,000, or 12.5%, increase in occupancy and equipment expense. Other operating expenses decreased $46,000, or 6.9%, for the three months ended September 30, 1999.

                  The increase in employee compensation and benefits is due primarily to additional staffing levels, primarily related to the start-up of new branch facilities, coupled with normal merit increases and a decrease in deferred costs related to a decline in the lending volume year-to-year. The pending acquisition of Towne Financial also influenced, to a lesser degree, the increase in employee compensation and benefits as additional staff was employed in anticipation of converting Towne from a savings and loan to a commercial banking operation. The increase in occupancy and

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1999 and 1998

Comparison of Results of Operations for the Three Month Periods Ended
---------------------------------------------------------------------
September 30, 1999 and 1998 (continued)
---------------------------------------

General, Administrative and Other Expense (continued)
-----------------------------------------------------

equipment expense, as well as, the increase in other operating expenses, is also primarily attributable to the opening of new branch facilities, coupled with pro-rata increases in various operating costs associated with the Company's overall growth year-to-year.

Federal Income Taxes
--------------------

                    The provision for federal income taxes increased by $94,000, or 12.2%, during the three months ended September 30, 1999, as compared to the same period in 1998, due primarily to a $232,000, or 9.8%, increase in pre-tax earnings year-to-year. The effective tax rates for the three month periods ended September 30, 1999 and 1998 were 33.4% and 32.8%, respectively.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

                  Not applicable

                            OAK HILL FINANCIAL, INC.

                                     PART II


ITEM 1.  Legal Proceedings
         -----------------
                  Not applicable


ITEM 2.  Changes in Securities
         ---------------------
                  Not applicable


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------
                  Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  (a) The Company held a special Shareholders' Meeting on
                      September 14, 1999. Holders of 3,213,414 Common Shares of the Company were present representing 73.5% of the Company's 4,372,265 Common Shares outstanding.

                  (b)  Not applicable

                  (c) The proposal for adoption of the Agreement and Plan of
                      Merger and Supplemental Agreement which would merge Towne Financial Corporation with and into the Company, was approved with 3,184,748 votes FOR, 13,404 votes AGAINST, and 15,262 votes ABSTAIN.

ITEM 5.  Other Information
         -----------------
                  None


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
                  The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

                  (a) Form 8-K, dated October 1, 1999, filed with the
                      Securities and Exchange Commission on October 5, 1999

                  (b) Form 8-K, dated October 6, 1999, filed with the
                      Securities and Exchange Commission on October 8, 1999

                  Exhibits: Financial Data Schedule for the nine month period ended September 30, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 11, 1999                     By: /s/ John D. Kidd
        -----------------                         -----------------------
                                                  John D. Kidd
                                                  President



Date:   November 11, 1999                     By: /s/ Ron J. Copher
        -----------------                         -----------------------
                                                  Ron J. Copher
                                                  Chief Financial Officer