Form 10-K
period 1999-12-31
OAK HILL FINANCIAL INC
filed 2000-03-30
CIK 949953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                              ---------------------
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the sales price of the last trade of such stock was $49,455,020.88 on March 14, 2000.

         There were 5,337,101 shares of Registrant's Common Stock outstanding on March 14, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999, are incorporated by reference into Part II and Part IV.

         Portions of the proxy statement dated March 31, 2000, for the Annual Meeting of Stockholders to be held April 25, 2000, are incorporated by reference into Part III.

                                              TABLE OF CONTENTS
                                              -----------------

                                                                                                        Page
                                                                                                        ----
                                     PART I

Item 1.  Business                                                                                         3

Item 2.  Properties                                                                                      15

Item 3.  Legal Proceedings                                                                               16

Item 4.  Submission of Matters to a Vote of Security Holders                                             16

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                          17

Item 6.  Selected Financial Data                                                                         18

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations           20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                      26

Item 8.  Financial Statements and Supplementary Data                                                     26

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure            26

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                                              26

Item 11. Executive Compensation                                                                          26

Item 12. Security Ownership of Certain Beneficial Owners and Management                                  26

Item 13. Certain Relationships and Related Transactions                                                  26

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 26

Signatures                                                                                               29

                                     PART I

ITEM 1.  BUSINESS.

Oak Hill Financial, Inc.
------------------------

         Oak Hill Financial, Inc., an Ohio corporation (the "Company"), is a bank holding company that engages indirectly in the business of commercial banking, and other permissible activities closely related to banking and consumer finance lending, through three wholly owned subsidiaries, Oak Hill Banks ("Oak Hill"), Towne Bank ("Towne"), (collectively, hereinafter the "Banks"), and Action Finance Company ("Action"). The Company provides management and similar services for the Banks and Action. Since it does not itself conduct any operating businesses, the Company must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information see Note A of the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Stockholders, which is incorporated by reference in response to this item.

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

         The Company faces strong competition from both banking and non-banking institutions. Its banking competitors include local and regional banks and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as savings and loan associations and credit unions, also offer a wide range of loan and deposit services that are directly competitive with those offered by the Banks. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by the Banks. Major stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from non-bank and non-savings and loan organizations will continue to grow.

         The range of banking services provided by the Company's subsidiary to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. The Banks operates under the direction of boards of directors and officers that are separate from the Company.

         On October 1, 1999, the Company combined with Towne Financial Corporation ("Towne Financial") and its wholly-owned subsidiary Blue Ash Building and Loan Company ("Blue Ash") in a transaction whereby Towne Financial merged with and into the Company and Blue Ash, renamed Towne Bank, became a wholly-owned subsidiary of the Company. The total consideration paid by the Company for all of the outstanding stock of Towne Financial was approximately $16.2 million, based upon the issuance of 917,361 shares of the Company's common stock. The transaction was accounted for as a pooling-of-interests.


Lending Activities
------------------

         GENERAL. The Company generally makes loans in southern and central Ohio where its branches are located. The Company's principal lending activities are the origination of (I) conventional one-to-four family residential loans, and
(ii) commercial loans, most of which are secured by real estate located in the Company's primary market area. These loan categories accounted for approximately 86% of the Company's loan portfolio at December 31, 1999. The Company also makes consumer loans, including installment loans and second mortgages, and offers credit cards.

         LOAN PORTFOLIO COMPOSITION AND ACTIVITY. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages for each of the last three years, along with a reconciliation to loans receivable, net of the allowance for loan losses.

                                                                           At December 31,
                                  -------------------------------------------------------------------------------------------------
                                         1999                1998                1997                1996                1995
                                  -----------------   -----------------   -----------------   -----------------   -----------------
                                   Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                   ------   -------    ------   -------    ------   -------    ------   -------    ------   -------
                                                                     (Dollars in thousands)
Type of loan:

    1-4 family residential loans  $223,365    44.0%   $179,972    43.8%   $172,214    47.7%   $144,185    48.4%   $122,970    48.6%

    Commercial and other loans     215,205    42.3     170,579    41.5     143,027    39.6     112,543    37.8      87,569    34.6

    Consumer loans                  74,045    14.6      63,873    15.5      48,196    13.4      43,216    14.5      44,069    17.4

    Credit cards                     1,486     0.3       1,405     0.3       1,360     0.4       1,111     0.4         958     0.4
                                  --------   -----    --------   -----    --------   -----    --------   -----    --------   -----

Total loans                        514,101   101.2     415,829   101.1     364,797   101.1     301,055   101.1     255,566   101.0

LESS:

    Allowance for loan losses       (6,132)   (1.2)     (4,583)   (1.1)     (4,000)   (1.1)     (3,169)   (1.1)     (2,587)   (1.0)
                                  --------   -----    --------   -----    --------   -----    --------   -----    --------   -----

TOTAL LOANS RECEIVABLE, NET       $507,969   100.0%   $411,246   100.0%   $360,797   100.0%   $297,886   100.0%   $252,979   100.0%
                                  ========   =====    ========   =====    ========   =====    ========   =====    ========   =====


         The following is maturity information with respect to commercial loans at December 31, 1999

                             After one year         After five years
 Less than one year        through five years       through ten years          After ten years
---------------------    ---------------------    ---------------------     ---------------------

             Weighted                 Weighted                 Weighted                  Weighted
             Average                  Average                  Average                   Average
 Amount       Yield       Amount       Yield       Amount       Yield        Amount       Yield        Total
 ------      --------     ------      --------     ------      --------      ------      --------      -----
                                           (Dollars in thousands)
$45,209       11.13%     $47,074       11.28%     $37,847       12.47%      $85,075        11.65%     $215,205

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. A significant portion of the Company's lending activity is the origination of permanent conventional loans secured by one- to four-family residences located within the Company's primary market area. The Company typically makes adjustable rate mortgage loans and holds the loans in portfolio. More than 49% of the Company's portfolio of permanent conventional mortgage loans secured by one- to four-family residences are adjustable rate. The Company also underwrites fixed rate, residential mortgage loans, and may sell those loans in the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC") or on a servicing-released basis to another financial institution.

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

         The aggregate amount of the Company's one-to-four-family residential real estate loans totaled approximately $223.4 million at December 31, 1999 and represented 44.0 % of loans at such date. At such date, loans secured by residential real estate with outstanding balances of approximately $1.5 million, or 0.7%, of its total one- to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing.

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

         Loan officers review the borrower's financial statements, appraisals of the collateral, and other related documents before recommending funding of a commercial loan. The loan officer and the approving officer or committee then determines that there is sufficient income to cover this and other loan payments, that the collateral is of adequate liquidation value, that the applicant has a good payment history and is capable of performing the requirements of the loan. Other reviews and analysis are done as appropriate, depending upon the complexity of the credit request.

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

         Real estate is frequently a material component of the collateral for the Company's loans. The expected source of repayment of these loans is generally the operations of the borrower's business, but the real estate provides an additional measure of security, particularly when the property is owner-occupied.. For this reason, real estate is considered additional collateral on many of the Company's commercial loans.

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

         The aggregate amount of the Company's commercial loans without real estate as primary or secondary collateral totaled approximately $125.5 million at December 31, 1999, and represented 58.3% of commercial loans at that date. At such date, commercial loans that were more than 90 days delinquent or nonaccruing totaled approximately $1.0 million, or 0.8% of its commercial loan portfolio. The aggregate amount of the Company's commercial loans with real estate as primary or secondary collateral was approximately $89.7 million at December 31, 1999, and at such date, approximately $150,000 in outstanding balances, or .1% of such loans were delinquent or nonaccruing.

         CONSUMER LOANS. The Company offers several consumer loan products, including installment loans and credit cards.

         The Company has a developed working relationships with several car dealerships in its market area, and is able to do some financing of new and used cars through these relationships. The Company only finances cars that are six years old or newer, and requires a down payment of 10.0%. These loans generally have fixed rates and maturities of three to five years.

         To a lesser degree, the Company makes small unsecured loans to creditworthy individuals. These loans are typically between $2,000 and $5,000, at fixed rates, with maturities of less than five years. The Company also offers a home equity loan product and, as a result of consumer demand, a credit card product to its customers. Both products are underwritten to the same standards as any of the Company's other consumer loan products.

         Loan officers underwrite installment loan and other consumer loan requests in such a manner to assure compliance with the various regulations and the Company's underwriting standards. The payment history of applicants is very important on these smaller loans, and is checked through in-house records as well as credit bureaus. Normally, collateral, such as an automobile, is taken as security and the value is checked through the N.A.D.A. book or another valuation service. Income must be adequate to cover all monthly payments including the proposed loan.

         At December 31, 1999, the Company had approximately $75.5 million in its consumer loan and credit card portfolio, which was 14.9% of the Company's total loans. Approximately $496,000 of these loans were over 90 days delinquent or nonaccruing on that date, which represented 0.7% of the portfolio.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by the Company's lending staff, and walk-in customers.

         Underwriting guidelines for all branches and loan types are set by senior management at the home office. Loan processing and underwriting, however, are decentralized. Loan applications generally are processed and underwritten at the branch level. Loan officers and branch managers review the applications, as well as credit bureau reports, appraisals, financial information, verifications of income, and other documentation concerning the credit-worthiness of the borrower, as applicable to each loan type.

         Commercial loans are underwritten at the branch level with oversight by area managers for each county. This decentralization of the loan underwriting process allows loan officers and branch managers to respond more quickly to applicants, and better serve customers. The Company benefits by having every branch manager well trained to originate all types of loans and branches equipped to better serve their customers and cross-sell the Company's loan products.

         Branch managers have the authority to approve loans up to $120,000 which meet the underwriting criteria set by management, and area managers have authority for amounts up to $300,000. Any loan greater than $300,000 must be approved by senior management.

         INCOME FROM LENDING ACTIVITIES. The Company earns interest and fee income from its lending activities. The Company earns fees for originating loans and for making commitments to originate loans and loan participations. Certain fees, net of origination costs, are deferred and amortized over the life of the loan. The Company also receives fees related to existing loans, such as late charges. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note A-4 to the Consolidated Financial Statements contains a discussion of the manner in which fees and income are recognized for financial reporting purposes.

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

         When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been reached, the Banks will contact an attorney and request that the required 30-day prior notice of foreclosure or repossession proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. Historically, this procedure has aided in achieving a low level of nonperforming loans and, as of December 31, 1999, only $3.2 million or 0.6% of the Company's total loan portfolio was over 90 days delinquent or nonaccruing. As of December 31, 1999, the Company's level of nonperforming assets to total assets was 0.56%.

       If a credit card account becomes 10 days delinquent, a notice is sent to the account holder demanding that the payment be made to bring the account current. Another notice is sent to the cardholder if the account becomes 20 days delinquent. If payment is not received within 30 days, authorization requests are denied, a message about the delinquency appears on the cardholder's account statement, and a follow-up telephone call is made. These telephone collection efforts and account statement messages continue until the account is deemed uncollectible. Legal action is considered during this time. As of December 31, 1999, approximately $21,000 in outstanding balances, or 1.4% of credit card loans were nonperforming.

       On December 31, 1999, the Company held $169,000 in real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such real estate is classified as "other real estate owned" until it is sold and is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling expenses. Any subsequent write-down is charged to expense. Generally, unless the property is a one-to-four family residential dwelling and well-collateralized, interest accrual ceases in 90 days, but no later than the date of acquisition. From that date, all costs incurred in maintaining the property are expensed. "Other real estate owned" is appraised during the foreclosure process, prior to the time of acquisition, and losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

         At December 31, 1999, the Company's investment in impaired loans, as defined under SFAS No. 114, totaled approximately $65,000, for which an allowance of $20,000 for actual losses was maintained within the Company's general allowance.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         The following is a summary of the Company's loan loss experience and selected ratios for the periods presented.

                                                                    YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                                --------      --------      --------      --------      --------
                                                                     (DOLLARS IN THOUSANDS)
Allowance for loan losses
    (beginning of period) ..................... $  4,583      $  4,000      $  3,169      $  2,587      $  2,406
Loans charged off:
    1-4 family residential real estate ........       80           139            22            51            --
    Multi-family and commercial
      real estate .............................        9            --            --            --             5
    Commercial and industrial loans ...........      186           180            68            79           225
    Consumer  loans ...........................      840           510           402           323           352
                                                --------      --------      --------      --------      --------
      Total loans charged off .................    1,115           829           492           453           582
                                                --------      --------      --------      --------      --------

Recoveries of loans previously charged off:
      1-4 family residential real estate ......       21             1            45            20            --
    Multi-family and commercial
      real estate .............................       --            --            --            --            33
    Commercial and industrial loans ...........        6            15             5            --             1
    Consumer  loans ...........................      205           130           102           136           148
                                                --------      --------      --------      --------      --------
      Total recoveries ........................      232           146           152           156           182
                                                --------      --------      --------      --------      --------


Net loans charged off .........................      883           683           340           297           400
Provision for loan losses .....................    2,432         1,266         1,171           879           581
                                                --------      --------      --------      --------      --------
Allowance for loan losses
    (end of period) ........................... $  6,132      $  4,583      $  4,000      $  3,169      $  2,587
                                                ========      ========      ========      ========      ========
Loans outstanding:
    Average, net .............................. $449,873      $387,057      $322,807      $268,861      $237,919
    End of period ............................. $514,101      $415,829      $364,797      $301,055      $255,566
Ratio of allowance for loan losses to loans
    outstanding at end of period ..............     1.19%         1.10%         1.10%         1.05%         1.01%
Ratio of net charge-offs to average
  loans outstanding ...........................     0.20%         0.18%         0.11%         0.11%         0.17%

         At December 31, 1999, 1998, and 1997 the Company had nonperforming loans totaling $3.2 million, $2.4 million, and $1.7 million, respectively. Interest income that would have been recognized if such loans had performed in accordance with contractual terms totaled approximately $287,000, $162,000, and $121,000, for the years ended December 31, 1999, 1998, and 1997. There was no interest income recognized on such loans during any of the periods.

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

         Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 1999, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the Southeastern Ohio economy and employment levels could result in the Company experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

         The following table summarizes nonperforming assets by category.

                                            1999          1998          1997          1996          1995
                                          --------      --------      --------      --------      --------
                                                               (Dollars in thousands)
Real estate:
    Nonaccrual .........................  $  1,092      $    371      $    606      $    347      $    454
    Past due 90 days or more (1) .......       411           843           608           281           948
Commercial and industrial:
    Nonaccrual .........................       444           251           143           267            --
    Past due 90 days or more (1) .......       744           596            82            82           766
Consumer and other:
    Nonaccrual .........................       320            65           147           221            70
    Past due 90 days or more(1) ........       176           295           135            52           159
                                          --------      --------      --------      --------      --------
       Total nonperforming loans .......     3,187         2,421         1,721         1,250         2,397


Other real estate owned ................       169            18            --            --            64
                                          --------      --------      --------      --------      --------
       Total nonperforming assets ......  $  3,356      $  2,439      $  1,721      $  1,250      $  2,461
                                          ========      ========      ========      ========      ========


Loans outstanding ......................  $514,101      $415,829      $364,797      $301,055      $255,566
Allowance for possible loan losses
  To total loans .......................      1.19%         1.10%         1.10%         1.05%         1.01%
Nonperforming loans to total
  Loans ................................      0.62          0.58          0.47          0.42          0.94
Nonperforming assets to total assets ...      0.56          0.44          0.36          0.31          0.69
Allowance for possible loan losses to
  Nonperforming loans ..................     192.4%        189.3%        232.4%        253.5%        107.9%

===========================================================================================================

6 Represents accruing loans delinquent greater than 90 days which are considered by management to be well secured and in the process of collection.

         As of December 31, 1999, the Company had no loans that were included in the nonaccrual, past due 90 days or more or restructured categories, where the borrowers were experiencing potential credit problems that raised doubts as to the ability of those borrowers to comply with the present loan repayment terms.

         CLASSIFIED ASSETS. The FDIC regulations on classification of assets require commercial banks to classify their own assets and to establish appropriate general and specific allowances for losses, subject to FDIC review. These regulations are designed to encourage management to evaluate assets on a case-by-case basis and to discourage automatic classifications. Assets classified as substandard or doubtful must be evaluated by management to determine a reasonable general loss reserve to be included in total capital for purposes of the Banks' risk-based capital requirement, but excluded from core capital or tangible capital or in capital under generally accepted accounting principles. Assets classified as loss must be either written off or reserved for by a specific allowance which is not counted toward capital for purposes of any of the regulatory capital requirements.

         INVESTMENTS. Investment securities primarily satisfy the Company's liquidity needs and provide a return on residual funds after lending activities. Pursuant to the Company's written investment policy, investments may be in interest-bearing deposits, U.S. Government and agency obligations, state and local government obligations and government-guaranteed mortgage-backed securities. The Company does not invest in securities which are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the Company's investment policy is to limit interest rate risk wherever possible.

         All securities-related activity is reported to the Board. General changes in investment strategy must be reviewed and approved by the Board. The Company's senior management can purchase and sell securities on behalf of the Company in accordance with the Company's stated investment policy.

         The following table sets forth the carrying value of the Company's investment portfolio as indicated and includes both investments designated as available for sale and those designated as held to maturity.

                                                                        At December 31,
                                                          -------------------------------------------
                                                            1999        1998        1997        1996
                                                          -------     -------     -------     -------
                                                                    (Dollars in thousands)
Held to maturity:

U.S. Government and agency obligations .................  $    --     $14,704     $14,835     $12,604

Available for sale:

U.S. Government and agency obligations .................  $49,936     $75,266     $63,726     $63,849

State and local government obligations .................    3,402       9,766       2,367       3,204
                                                          -------     -------     -------     -------

       Total investment securities available for sale ..   53,338      85,032      66,093      67,053
                                                          -------     -------     -------     -------

       Total investment securities .....................  $53,338     $99,736     $80,928     $79,657
                                                          =======     =======     =======     =======

         The following table reflects the maturities of the Company's investment securities at December 31, 1999.

                                                                          Due After Five
                               Due in One Year    Due After One Year      Years Through
                                   or Less        Through Five Years         Ten Years       Due After Ten Years
                               --------------     ------------------     ----------------    -------------------
                               Amount    Rate       Amount     Rate       Amount     Rate      Amount     Rate       Total
                               ------    ----      -------     ----      -------     ----      ------     ----      -------
Available for Sale:

  U.S. Government and
    agency obligations .......  $ --       --      $ 8,769     6.20%     $32,199     6.39%     $8,968     6.10%     $49,936

  Municipal obligations ......   776     4.76%       1,932     4.58%         694     5.41%         --       --        3,402
                                ----     ----      -------     ----      -------     ----      ------     ----      -------

Total investment securities ..  $776     4.76%     $10,701     5.91%     $32,893     6.37%     $8,968     6.10%     $53,338
                                ====     ====      =======     ====      =======     ====      ======     ====      =======



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

       The distribution of the Company's deposit accounts by type and rate is set forth in the following table.

                                                                          December 31,
                                  -------------------------------------------------------------------------------------------
        Type of Account                   1999                    1998                    1997                    1996
              And                 -------------------     -------------------     -------------------     -------------------
         Interest Rate             Amount     Percent      Amount     Percent      Amount     Percent      Amount     Percent
--------------------------------  --------    -------     --------    -------     --------    -------     --------    -------
                                                                     (Dollars in thousands)
Demand deposit accounts ........  $ 42,598       8.7%     $ 39,655       8.5%     $ 31,064       7.9%     $ 23,012       6.9%

Savings accounts ...............    45,901       9.4        50,842      10.9        49,122      12.5        48,954      14.7

NOW accounts ...................    31,824       6.5        29,622       6.4        27,101       6.9        26,151       7.8

Money market deposit accounts ..    13,039       2.7        13,570       2.9        13,962       3.6        14,089       4.2

Premium investment accounts ....    30,150       6.2        21,012       4.5        19,161       4.9        22,696       6.8

Select investment accounts .....    12,728       2.6        16,456       3.5         7,234       1.9         1,267       0.4
                                  --------     -----      --------     -----      --------     -----      --------     -----

Total transaction accounts .....   176,240      36.1       171,157      36.7       147,644      37.7       136,169      40.8

CERTIFICATES:

   2.00 - 4.99% ................    86,208      17.6        37,670       8.1        15,560       4.0        21,801       6.5

   5.00 - 6.99% ................   225,869      46.2       255,997      55.0       226,734      57.9       166,050      49.7

   7.00 - 9.00% ................       563       0.1           850       0.2         1,327       0.4        10,118       3.0
                                  --------     -----      --------     -----      --------     -----      --------     -----

Total certificates of deposit ..   312,640      63.9       294,517      63.3       243,621      62.3       197,969      59.2
                                  --------     -----      --------     -----      --------     -----      --------     -----

Total deposits .................  $488,880     100.0%     $465,674     100.0%     $391,265     100.0%     $334,138     100.0%
                                  ========     =====      ========     =====      ========     =====      ========     =====

       The following table presents, by various interest rate categories, certain information concerning maturities of the Company's certificates of deposit as of December 31, 1999.

                                                           One to      Over
                                              Within       Three       Three
       Certificate of Deposit Accounts       One Year      Years       Years       Total
       -------------------------------       --------      -----       -----       -----
                                               (In thousands)
       4.00% and less .....................  $  2,582     $    16     $    1     $  2,599

       4.01% to 5.00% .....................    75,080       9,400        679       85,159

       5.01% to 6.00% .....................   142,619      33,811      5,493      181,923

       6.01% to 7.00% .....................    11,781      30,993        134       42,908

       7.01% to 8.00% .....................         1          --         50           51
                                             --------     -------     ------     --------

          Total ...........................  $232,063     $74,220     $6,357     $312,640
                                             ========     =======     ======     ========

         The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater, by time remaining until maturity, as of December 31, 1999.

                                                                  Amount
                   Maturity Period                                ------
                   ---------------                            (In thousands)
                   Three months or less                           $26,872

                   Over three through six months                   16,772

                   Over six through 12 months                      28,726

                   Over 12 months                                  14,364
                                                                  -------

                              Total                               $86,734
                                                                  =======

         BORROWINGS. Deposits and repayment of loan principal are the primary source of funds for the Company's lending activities and other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for loans, the Company can obtain funds necessary through loans (advances) from the Federal Home Loan Bank ("FHLB") of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and the total of outstanding advances. The Company typically utilizes FHLB advances to fund long-term fixed rate commercial loans and to meet short-term liquidity needs. As of December 31, 1999, the Banks had outstanding FHLB advances totaling $59.7 million. See Note F to the consolidated financial statements for additional information regarding FHLB advances. The Company also has arrangements to borrow funds from commercial banks.

         The following table sets forth the maximum amount of the Company's FHLB advances and other borrowings outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances and other borrowings for such periods:

                                                         Year ended December 31,
                                                       ---------------------------
                                                         1999      1998      1997
                                                       -------   -------   -------
                                                          (Dollars in thousands)
Maximum amount outstanding:

  FHLB advances                                        $71,147   $36,707   $41,568

  Average amount of FHLB advances and
   other borrowings outstanding                         54,192    31,661    37,890

  Weighted average interest rate of total
    borrowings based on quarter end balances             6.14%     5.88%     6.29%

       The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:

                                                December 31,
                                      -------------------------------
                                        1999        1998        1997
                                      -------     -------     -------
                                          (Dollars in thousands)
FHLB advances                         $59,680     $36,458     $37,405

Other borrowings                        1,172         955         303
                                      -------     -------     -------

    Total borrowings                  $60,852     $37,413     $37,708
                                      =======     =======     =======

Personnel
---------

         At December 31, 1999, the Company and its subsidiaries employed 281 persons on a full-time basis and 25 persons on a part-time basis.

Executive Offices
-----------------

         The Company's executive office is located at 14621 State Route 93, Jackson, Ohio 45640 and its telephone number is (740) 286-3283.

Subsidiaries
------------

         The Company owns all of the outstanding stock of Oak Hill Banks, an Ohio state-chartered bank, which was founded in 1902. The Company owns all of the outstanding stock of Action Finance Company, a consumer finance company which was formed in 1998. The Company owns all of the outstanding stock of Towne Bank, an Ohio state-chartered bank.

Regulation
----------

         Oak Hill Banks and Towne Bank, as Ohio state-chartered banks, are subject to supervision and regular examination by the Superintendent of Financial Institutions of the State of Ohio. The Banks are insured by the Federal Deposit Insurance Corporation and are subject to the provisions of the Federal Deposit Insurance Act. To the extent that the information below consists of summaries of certain statutes or regulations, it is qualified in its entirety by reference to the statutory or regulatory provisions described.

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

         The Act also prohibits a bank holding company, with certain exceptions, from acquiring 5% or more of the voting stock of any company that is not a bank and from engaging in any business other than banking or performing services for its banking subsidiary without the approval of the Board of Governors. In addition, the acquisition of a thrift institution must be approved by the Office of Thrift Supervision pursuant to the savings and loan holding company provisions of the Home Owners' Loan Act of 1933.

         On March 13, 2000, the Financial Services Act of 1999, also known as the Gramm-Leach-Bliley Act, became effective. This legislation repealed certain cross-industry affiliation prohibitions and made certain other changes to the Act. It authorized a new form of holding company, a financial holding company, which with certain exceptions is authorized to undertake activities which are "financial in nature" and which include banking, insurance and securities activities. Generally, the scope of activities premitted to a financial holding company are broader than those previously permitted to a bank holding company. A bank holding company may elect to become a financial holding company. The Company has not filed such a request. Under the Act, as amended by the Gramm-Leach-Bliley Act, the Company continues to be permitted to engage in certain activities, including mortgage banking, operating small loan companies, factoring, furnishing certain data processing operations, holding or operating properties used by banking subsidiaries or acquired for such future use, providing certain investment and financial advice, leasing (subject to certain conditions) real or personal property, providing management consulting advice to certain depository institutions, providing securities brokerage services, arranging commercial real estate equity financing, underwriting and dealing in government obligations and money market instruments, providing consumer financial counseling, operating a collection agency, owning and operating a savings association, operating a credit bureau and conducting certain real estate investment activities and acting as insurance agent for certain types of insurance. Certain other activities, including real estate brokerage and syndication, land development, and property management not related to credit transactions, are not permissible.

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

         Control by Management; Anti-Takeover Provisions. Evan E. Davis, John D. Kidd and D. Bruce Knox (the "Principal Stockholders") own in the aggregate approximately 31.9% of the outstanding shares of Common Stock of the Company. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions which may delay or make more difficult an acquisition of control of the Company. For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes. Assuming that the Principal Stockholders continue to retain at least a majority of the outstanding voting shares of the Company, such ownership position could be expected to deter any prospective acquiror from seeking to acquire ownership or control of the Company, and the Principal Stockholders would be able to defeat any acquisition proposal that requires approval of the Company's stockholders, if the Principal Stockholders chose to do so. In addition, the Principal Stockholders may make a private sale of shares of common stock of the Company which they own, including to a person seeking to acquire ownership or control of the Company. The Company has 3,000,000 shares of authorized but unissued preferred stock, par value $ .01 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company. In December 1997, the Board of Directors of the Company approved and adopted a stockholder rights plan that contemplates the issuance of rights to purchase preferred stock of the Company to the Company's common stockholders of record as of February 17, 1998, as set forth in the Rights Agreement entered into between the Company and Fifth Third Bank on January 23, 1998.

         Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price. The Common Stock is traded on the Nasdaq National Market under the symbol "OAKF." During the 12 months ending March 10, 1999, the average weekly trading volume in the Common Stock has been less than 25,500 shares per week. There can be no assurance given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current shareholders. The Principal Shareholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act. The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

         Dependence on Management. The Company's success depends to a great extent on its senior management, including its Chairman, Evan E. Davis; President, John D. Kidd; Executive Vice President, Richard P. LeGrand; and Secretary/Treasurer and Chief Operations Officer, H. Tim Bichsel; Chief Information Officer, D. Bruce Knox; Chief Administrative Officer, David G. Ratz; Chief Financial Officer, Ronald J. Copher; and Vice President, Ralph E. Coffman, Jr. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management. The Company does not own or currently plan to acquire "key man" life insurance on the lives of any of its key employees.

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

         Holding Company Structure; Government Regulations and Policies. The Company is a multi-bank holding company, the profitability of which is entirely dependent on the profitability of the Banks and the upstream payment of dividends from the Banks to the Company. Under state and federal banking law, the payment of dividends by the Company and the Banks are subject to capital adequacy requirements. The inability of the Banks to generate profits and pay such dividends to the Company, or regulator restrictions on the payment of such dividends to the Company even if earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company's ability to pay dividends to the shareholders.


ITEM 2.  PROPERTIES.

         The registrant and its subsidiaries operate from 22 full-service banking offices, 4 full-service consumer financing offices, and 4 loan production offices in Ohio. In addition, the Company operates two executive offices in Jackson, Ohio and an operations center in Blue Ash, Ohio. The offices are located in the following counties:

         Jackson - Oak Hill , Jackson, Ironmakers, Jackson Walmart, Wellston, both executive offices, Action Finance Jackson, and Action Finance Wellston
         Ross - Richmond Dale, Chillicothe, and Chillicothe K-Mart
         Scioto - Wheelersburg, Portsmouth and loan production office, West
              Portsmouth, and Action Finance Portsmouth
         Gallia - Gallipolis
         Pickaway - Circleville
         Warren - Franklin and Mason
         Butler - Trenton and Middletown
         Vinton - McArthur
         Athens - Athens
         Hamilton - Blue Ash, operations center, and Cherry Grove
         Miami - Tipp City loan production office
         Fairfield - Lancaster loan production office
         Franklin - Groveport loan production office
         Adams - Action Finance West Union
         Hocking - Logan loan production office
         Clermont - Amelia

         The following table indicates which properties are leased by the Company, the term of the lease, and end of lease options. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the registrant or its subsidiaries.

                               BEGINNING & LENGTH       END OF LEASE FIVE YEAR RENEWAL
BRANCH                               OF TERM               ONE      TWO      THREE
Chillicothe                    11/1/98    5 years           X
Chillicothe K-Mart             6/28/94    5 years                    X
West Portsmouth                2/18/97    8 years                              X
Jackson Walmart                10/28/98   5 years                    X
Administrative Offices II      10/1/98    5 years           X
Action Finance Jackson         1/14/98    5 years                    X
Action Finance Wellston        1/3/98     5 years                    X
Action Finance West Union      10/1/99    5 years           X
Action Finance Portsmouth      11/1/99    5 years           X
Groveport loan production      6/1/99     1 month      Renewable on a monthly basis
Lancaster loan production      12/1/99    3 years      Renegotiable at the end of the lease
Logan loan production          12/1/99    1 year       Two - one year renewal options
Middletown                     8/19/99    7 years      Two - three year renewal options
Blue Ash operations center     10/20/99   3 years      Two - three year renewal options
Tipp City loan production      5/1/99     1 year       One - one year renewal options


ITEM 3.  LEGAL PROCEEDINGS.

         Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

SHAREHOLDER INFORMATION

         The common stock of the Company is traded on the Nasdaq National Market System under the symbol "OAKF."

         The high and low sales prices for the Company common stock during each quarter of 1998 and 1999 are as follows:

Quarter
Ended                        High            Low
-----                        ----            ---
3/31/98                     $23.20         $17.76
6/30/98                      24.00          17.76
9/30/98                      27.00          16.00
12/31/98                     20.69          15.38
3/31/99                      19.75          16.75
6/30/99                      19.25          16.88
9/30/99                      18.75          16.50
12/31/99                     17.63          14.63

         At March 14, 2000, the Company had approximately 2,400 stockholders of record and 5,337,101 shares of common stock outstanding.

         Dividends. The ability of the Company to pay cash dividends to stockholders is limited by its ability to receive dividends from its subsidiary. The State of Ohio places certain limitations on the payment of dividends by Ohio state-chartered banks.

         The Company declared the following dividends per share in 1998 and 1999:

Quarter                    Dividend
Ended                      Declared
-----                      --------
3/31/98                     $0.06
6/30/98                      0.06
9/30/98                      0.06
12/31/98                     0.08
3/31/99                      0.08
6/30/99                      0.08
9/30/99                      0.08
12/31/99                     0.10

         Future cash and stock dividends will be subject to determination and declaration by the Board of Directors, taking into consideration, among other factors, the Company's financial condition and results of operations, investment opportunities, capital requirements, and regulatory limitations.

         Stock Transfer Agent. Inquiries regarding stock transfer, registration, lost certificates, or changes in name and address should be directed in writing to the Company's stock transfer agent:

Fifth Third Bank
Stock Transfer Department
38 Fountain Square Plaza, MD 1090F5
Cincinnati, OH 45263
(513) 579-5320
(800) 837-2755

         Annual Meeting of Shareholders. The Annual Meeting of Shareholders of Oak Hill Financial, Inc. will be held on April 25, 2000, at 1:00 p.m. at the Ohio State University Extension South District Office, 17 Standpipe Road, Jackson, Ohio (the Extension Office is located just off State Route 93, 1.7 miles south of Jackson).

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                        1999          1998         1997          1996         1995
                                                                     (In thousands, except share data)
SUMMARY OF FINANCIAL CONDITION (1) (2)

Total assets                                          $600,100      $552,649     $473,341      $407,461     $356,622
Interest-bearing deposits
   and federal funds sold                                4,516        12,197        4,031         5,415       11,987
Investment securities                                   53,338       100,027       81,396        79,748       69,391
Loans receivable--net (3)                              507,969       411,246      360,797       297,886      252,979
Deposits                                               488,880       465,674      391,265       334,138      299,468
Federal Home Loan Bank (FHLB)
   advances and other borrowings                        60,852        37,413       37,708        33,086       19,933
Stockholders' equity                                    47,724        46,574       41,349        37,620       34,759

SUMMARY OF OPERATIONS (1) (2)

Interest income                                       $ 45,250      $ 41,599     $ 36,089      $ 30,954     $ 26,931
Interest expense                                        22,419        21,339       18,626        15,891       14,397
                                                      --------      --------     --------      --------     --------

   Net interest income                                  22,831        20,260       17,463        15,063       12,534
Provision for loan losses                                2,432         1,266        1,171           879          581
                                                      --------      --------     --------      --------     --------

   Net interest income after
      provision for loan losses                         20,399        18,994       16,292        14,184       11,953
Gain on sale of loans                                      477         1,418          250           229          181
Gain (loss) on sale of assets                           (2,141)          281          (33)           99           42
Other non-interest income                                2,072         1,550        1,427         1,442        1,276
General, administrative and other expense (4) (5)       14,642        11,788       11,058        10,012        8,499
                                                      --------      --------     --------      --------     --------

   Earnings before federal income
      taxes                                              6,165        10,455        6,878         5,942        4,953
Federal income taxes                                     2,083         3,415        2,441         1,938        1,700
                                                      --------      --------     --------      --------     --------

Net earnings                                          $  4,082      $  7,040     $  4,437      $  4,004     $  3,253
                                                      ========      ========     ========      ========     ========


PER SHARE INFORMATION (6)

Basic earnings per share                              $    .77      $   1.34     $    .84      $    .76     $    .62
Book value                                                8.97          8.90         7.86          7.16         6.62

                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                1999        1998        1997        1996        1995
OTHER STATISTICAL AND
OPERATING DATA

Return on average assets                        0.69%       1.37%       1.00%       1.05%       0.96%
Return on average equity                        8.48       15.86       11.28       11.10       10.60
Net interest margin                             4.16        4.10        4.17        4.15        3.88
Interest rate spread during period              3.41        3.47        3.68        3.59        3.31
Non-interest expense to average assets          2.49        2.30        2.50        2.63        2.52
Total allowance for loan losses
   to nonperforming loans                      192.4       189.3       232.4       253.5       107.9
Total allowance for loan losses
   to total loans                               1.19        1.10        1.10        1.05        1.01
Nonperforming loans to total loans              0.62        0.58        0.47        0.42        0.94
Nonperforming assets to total assets            0.56        0.44        0.36        0.31        0.69
Net charge-offs to average loans                0.20        0.18        0.11        0.11        0.17
Equity to assets at period end                  7.95        8.43        8.74        9.23        9.75
Dividend payout ratio                          44.03       19.63       22.26       23.68       10.79

=====================================================================================================

(1) The Company merged Unity Savings Bank with and into its Oak Hill Banks subsidiary on October 2, 1997. The merger was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements as of and for the years ended December 31, 1995 and 1996, have previously been restated as if the merger had occurred on January 1, 1995.

(2) The Company completed a merger with Towne Financial Corporation and its subsidiary The Blue Ash Building and Loan Company on October 1, 1999. The merger was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements as of and for the years ended December 31, 1995 through 1998, inclusive, have been restated as if the merger had occurred on January 1, 1995.

(3)      Includes loans held for sale.

(4) Non-interest expense for 1997 includes $920,000 in pre-tax expenses incurred pursuant to the merger with Unity Savings Bank.

(5) Non-interest expense for 1999 includes $1.4 million in pre-tax expenses, of which $250,000 is included in "other operating expenses", incurred pursuant to the merger with Towne Financial Corporation.

(6) Per share information gives retroactive effect to the issuance of 643,690 shares in the Unity transaction, the 5-for-4 stock split effected June 1, 1998, and the issuance of 917,361 shares in the Towne transaction.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The principal asset of Oak Hill Financial, Inc. ("Company") is its ownership of Oak Hill Banks ("Oak Hill") and Towne Bank ("Towne"), (collectively hereinafter "Banks"). Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Banks. The Oak Hill and Towne conduct general commercial banking businesses that consist of attracting deposits from the general public and using those funds to originate loans for commercial, consumer, and residential purposes.

         The Banks' profitability depend primarily on their net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates paid on these balances. Additionally, and to a lesser extent, profitability is affected by such factors as the level of non-interest income and expenses, the provision for loan losses, and the effective tax rate. Non-interest income consists primarily of service charges and other fees and income from the sale of loans. Non-interest expenses consist of compensation and benefits, occupancy-related expenses, FDIC deposit insurance premiums, and other operating expenses.

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere in this report.

FORWARD-LOOKING STATEMENTS

         In the following pages, management presents an analysis of the Company's financial condition as of December 31, 1999, and the results of operations for the year ended December 31, 1999, as compared to prior periods. In addition to this historical information, the following discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's general market area. Without limiting the foregoing, some of the forward-looking statements include management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses; and management's belief that the allowance for loan losses is adequate.

FINANCIAL CONDITION

         The Company's total assets amounted to $600.1 million as of December 31, 1999, an increase of $47.5 million, or 8.6%, over the $552.6 million total at December 31, 1998. The increase was funded primarily through growth in deposits of $23.2 million, an increase in FHLB advances of $23.2 million and an increase in stockholders' equity of $1.2 million.

         Cash and due from banks, federal funds sold, and investment securities decreased by $52.9 million, or 42.4%, to a total of $71.9 million at December 31, 1999, compared to $124.8 million at December 31, 1998. Investment securities decreased by $46.4 million, as maturities and repayments of $22.4 million and sales of $41.0 million exceeded purchases of $22.1 million. Federal funds sold also decreased by $7.5 million during 1999.

         Loans receivable totaled $508.0 million at December 31, 1999, an increase of $96.7 million, or 23.5%, over total loans at December 31, 1998. Loan disbursements totaled $324.8 million during 1999, which were partially offset by loan sales of $30.6 million and principal repayments of $194.9 million. Loan origination and sales volume decreased by $5.3 million and $47.2 million, respectively as compared to the same period in 1998. The Company's allowance for loan losses amounted to $6.1 million at December 31, 1999, an increase of $1.5 million, or 33.8%, over the total at December 31, 1998. The allowance for loan losses represented 1.19% of the total loan portfolio at December 31, 1999, as compared to 1.10% at December 31, 1998. The Company's allowance represented 192.40% and 191.92% of nonperforming loans, which totaled $3.2 million and $2.4 million at December 31, 1999 and 1998, respectively.

         Deposits totaled $488.9 million at December 31, 1999, an increase of $23.2 million, or 5.0%, over the $465.7 million total at December 31, 1998. The increase resulted primarily from an increase due to the Towne merger, combined with management's continuing marketing efforts and competitive pricing with respect to mid-term certificate of deposit products throughout the Banks' branch network.

         Advances from the Federal Home Loan Bank totaled $59.7 million at December 31, 1999, an increase of $23.2 million, or 63.7%, over the December 31, 1998 total. The proceeds from advances and from growth in deposits were used to fund the growth in loans.

         The Company's stockholders' equity amounted to $47.7 million at December 31, 1999, an increase of $1.2 million, or 2.5%, over the balance at December 31, 1998. The increase resulted primarily from net earnings of $4.1 million, which were partially offset by dividends to stockholders of $1.8 million.

SUMMARY OF EARNINGS

         The table on page 24 shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 1999, 1998, and 1997. The table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, the interest rate spread, and the net interest margin for the same periods.

         Changes in net interest income are attributable to either changes in average balances (volume change) or changes in average rates (rate change) for interest-earning assets and interest-bearing liabilities. Volume change is calculated as change in volume times the old rate, while rate change is calculated as change in rate times the old volume. The table below indicates the dollar amount of the change attributable to each factor. The rate/volume change, the change in rate times the change in volume, is allocated between the volume change and the rate change at the ratio each component bears to the absolute value of their total.

COMPARISON OF RESULTS OF OPERATIONS FOR 1999 AND 1998 FISCAL YEARS

         General. Net earnings for the year ended December 31, 1999, totaled $4.1 million, a $3.0 million, or 42.0%, decrease from the amount reported in 1998. The decrease in earnings resulted primarily from a $2.9 million increase in general, administrative and other expense, a $1.2 million increase in the provision for losses on loans, and a $2.8 million decrease in other income, which were partially offset by a $2.6 million increase in net interest income and a $1.3 million decrease in the provision for federal income taxes.

         Net Interest Income. Total interest income for the year ended December 31, 1999, amounted to $45.3 million, an increase of $3.7 million, or 8.8%, over the $41.6 million recorded for 1998. Interest income on loans totaled $39.4 million, an increase of $2.4 million, or 6.4%, over the 1998 period. This increase resulted primarily from a $62.8 million, or 16.2%, increase in the average portfolio balance outstanding year-to-year, which was partially offset by an 81 basis point decrease in the average yield, to 8.76% in 1999 from 9.57% in 1998. Interest income on investment securities and other interest-earning assets increased by $1.3 million, or 27.9%. The increase resulted primarily from a 159 basis point increase in the average yield, from 4.25% in 1998 to 5.84% in 1999, which was partially offset by a $7.4 million, or 6.9%, decrease in the average portfolio balance outstanding year-to-year.

         Total interest expense amounted to $22.4 million for the year ended December 31, 1999, an increase of $1.1 million, or 5.1%, over the $21.3 million recorded in 1998. Interest expense on deposits increased by $31,000, or 0.2%, to a total of $19.4 million in 1999. The increase resulted primarily from a $70.5 million, or 17.7%, increase in the average portfolio balance outstanding year-to-year, which was partially offset by a 72 basis point decrease in the average cost of deposits, to 4.14% in 1999 from 4.86% in 1998. Interest expense on borrowings increased by $1.0 million, or 54.0%, during 1999. This increase was due to a $22.5 million increase in average borrowings outstanding, which was partially offset by a 62 basis point decrease in the average cost of borrowings, to 5.52% in 1999 compared to 6.14% in 1998.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.6 million, or 12.7%, for the year ended December 31, 1999, as compared to 1998. The interest rate spread decreased by 6 basis points to 3.41% in 1999 compared to 3.47% in 1998, while the net interest margin increased by 6 basis points from 4.10% in 1998 to 4.16% in 1999.

         Provision for Losses on Loans. The provision for losses on loans represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for losses on loans amounted to $2.4 million for the year ended December 31, 1999, an increase of $1.2 million, or 92.1%, compared to the same period in 1998. The provision for losses on loans in 1999 generally reflects the $96.7 million of growth in the loan portfolio over the year. The Company's loan growth in 1999 was comprised primarily of a $56.5 million, or 21.5%, increase in loans secured by residential real estate and a $34.7 million, or 37.9%, increase in commercial and other loans. Gross loan charge-offs amounted to $1.1 million in 1999, as compared to $829,000 in 1998.

         Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         Other Income. Other income totaled $408,000 for the year ended December 31, 1999, a decrease of $2.8 million, from the amount recorded in 1998. This decrease resulted primarily from a $2.1 million loss on sale of securities as compared to a $281,000 gain on sale of securities in the 1998 period and a $941,000 decrease in gain on sale of loans, which were partially offset by a $522,000, or 33.7%, increase in service fees, charges, and other operating income.

         General, Administrative and Other Expense. General, administrative, and other expenses totaled $14.6 million for the year ended December 31, 1999, an increase of $2.9 million, or 24.2%, over the 1998 total. The increase resulted primarily from expenses of $1.1 million incurred in connection with the previously mentioned Towne merger, including $623,000 for the cost of employee severance pay related thereto. In addition there was a $1.2 million, or 18.4%, increase in employee compensation and benefits, a $557,000, or 18.7%, increase in other operating expenses, and an increase of $9,000 in Federal deposit insurance premiums, which were partially offset by decreases of $8,000 and $28,000 in occupancy and equipment and franchise taxes, respectively.

         The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations and additional management staffing, combined with normal merit increases. The increase in other operating expense resulted primarily from increases in professional fees and costs attendant to the continued reporting requirements of a public company, as well as, increases in expenses related to the Company's overall growth and continuing marketing efforts year-to-year.

         Federal Income Taxes. The provision for federal income taxes amounted to $2.1 million for the year ended December 31, 1999, a decrease of $1.3 million, or 39.0%, from the $3.4 million recorded in 1998. The decrease resulted primarily from a $4.3 million, or 41.0%, decrease in earnings before taxes. The effective tax rates were 33.8% and 32.7% for the year ended December 31, 1999 and 1998, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR 1998 AND 1997 FISCAL YEARS

         General. Net earnings for the year ended December 31, 1998 totaled $7.0 million, an increase of $2.6 million, or 58.7%, over the amount reported in 1997. The increase in earnings resulted primarily from a $2.8 million increase in net interest income and a $1.6 million increase in other income, which were partially offset by a $974,000 increase in provision for federal income taxes, a $730,000 increase in general, administrative, and other expenses, and a $95,000 increase in provision for losses on loans.

         Net Interest Income. Total interest income for the year ended December 31, 1998, amounted to $41.6 million, an increase of $5.5 million, or 15.3%, over the $36.1 million recorded for 1997. Interest income on loans totaled $37.0 million, an increase of $5.3 million, or 16.8%, over the 1997 period. This increase resulted primarily from a $64.3 million, or 19.9%, increase in the average portfolio balance outstanding year-to-year, which was partially offset by a 26 basis point decrease in the average yield, to 9.57% in 1998 from 9.83% in 1997. Interest income on investment securities and other interest-earning assets increased by $191,000, or 4.4%, to a total of $4.6 million in 1998, as compared to $4.4 million in 1997. The increase resulted primarily from an $11.4 million increase in the average portfolio balance outstanding year-to-year, which was partially offset by a 31 basis point decrease in the average yield, to 4.25% in 1998 from 4.56% in 1997.

         Total interest expense amounted to $21.3 million for the year ended December 31, 1998, an increase of $2.7 million, or 14.6%, over the $18.6 million recorded in 1997. Interest expense on deposits increased by $3.1 million, or 19.1%, to a total of $19.4 million in 1998. The increase resulted primarily from a $61.2 million, or 18.1%, increase in the average portfolio balance outstanding year-to-year, coupled with a 4 basis point increase in the average costs of deposits, from 4.82% in 1997 to 4.86% in 1998. Interest expense on borrowings decreased by $391,000, or 16.7% during 1998. This decrease was due to a $6.2 million decrease in average borrowings outstanding, coupled with a 2 basis point decrease in the average cost of borrowings, to 6.14% in 1998 from 6.16% in 1997.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.8 million, or 16.0%, for the year ended December 31, 1998, as compared to 1997. The interest rate spread decreased by 21 basis points to 3.47% in 1998 from 3.68% in 1997, while the net interest margin decreased by 7 basis points to 4.10% in 1998 from 4.17% in 1997.

         Provision for Losses on Loans. The provision for losses on loans represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for losses on loans amounted to $1.3 million for the year ended December 31, 1998, as compared to $1.2 million for the same period in 1997, an increase of $95,000, or 8.1%. The provision for losses on loans in 1998 increased primarily as a result of the $50.4 million of growth in the loan portfolio over the year. Gross loan charge-offs amounted to $829,000 in 1998, as compared to $492,000 in 1997.

         Other Income. Other income totaled $3.2 million for the year ended December 31, 1998, an increase of $1.6 million, or 97.6%, over the amount recorded in 1997. This increase resulted primarily from a $1.2 million increase in gain on sale of loans, a $314,000 increase in gain on sale of investments and other assets, and a $123,000 increase in service fees, charges and other operating income.

         General, Administrative and Other Expense. General, administrative, and other expenses totaled $11.8 million for the year ended December 31, 1998, an increase of $730,000, or 6.6%, over the $11.1 million recorded in 1997. The increase resulted primarily from an increase of $1.1 million, or 19.6%, in employee compensation and benefits, a $317,000, or 11.9%, increase in other operating expenses, and a $118,000, or 7.6%, increase in occupancy and equipment, which were partially offset by a decrease of $920,000 in merger-related expenses. Federal deposit insurance premiums and franchise taxes also increased $9,000 and $151,000, respectively for the year ended December 31, 1998.

         The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations in 1998 combined with normal merit increases. Additionally, the opening of new branch facilities was responsible for the increase in occupancy and equipment expense. The increase in other operating expense resulted primarily from costs attendant to the continued reporting requirements of a public company, as well as increases in expenses related to the Company's growth year-to-year.

         Federal Income Taxes. The provision for federal income taxes amounted to $3.4 million for the year ended December 31, 1998, an increase of $974,000, or 39.9%, over the $2.4 million recorded in 1997. The increase resulted primarily from a $3.6 million, or 52.0%, increase in earnings before taxes. The effective tax rates were 32.7% and 35.5% for December 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Like other financial institutions, the Company must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits, borrowings and principal and interest payments on loans. The Company uses funds from deposit inflows, proceeds from borrowings and principal and interest payments on loans primarily to originate loans, and to purchase short-term investment securities and interest-bearing deposits.

         At December 31, 1999, the Company had $232.1 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on the results of operations.

         In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $163.3 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At December 31, 1999, the Company had $59.7 million of outstanding FHLB advances.

         At December 31, 1999, loan commitments, or loans committed but not closed, totaled $29.6 million. Additionally, the Company had unused lines of credit and letters of credit totaling $75.3 million and $731,000, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value.

         SFAS No. 133 specifies new methods of accounting for hedging activities, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedging accounting.

         The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to an available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

OTHER MATTERS/YEAR 2000 ISSUES

         As with all providers of financial services, the Company's operations are heavily dependent on information technology systems. During the three year period leading up to January 1, 2000, the Company addressed the potential problems associated with the possibility that the computers that control or operate their information technology system and infrastructure may not have been programmed to read four-digit dates codes and upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

         The Company incurred approximately $120,000 in costs, most of which were capitalized, to ensure year 2000 readiness. The Company did not experience any technology-related problems upon arrival of January 1, 2000, nor was there any interruption of services to its customers.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                                                   AVERAGE BALANCES AND INTEREST RATES
                                                                         Year Ended December 31,

                                                 1999                             1998                              1997
                                     -----------------------------    -----------------------------    -----------------------------
                                                Interest                         Interest                         Interest
                                     Average    Income/   Average      Average   Income/   Average      Average   Income/   Average
                                     Balance    Expense     Rate       Balance   Expense     Rate       Balance   Expense     Rate
                                     -------    -------     ----       -------   -------     ----       -------   -------     ----
                                                       (Dollars in thousands)
Interest-earning assets:
  Loans receivable                   $449,873   $39,431     8.76%     $387,057   $37,049     9.57%     $322,807   $31,730     9.83%
  Investment securities                86,329     5,208     6.03        93,476     3,829     4.10        85,092     3,823     4.49
  Federal funds sold                   12,567       587     4.67        11,794       661     5.60         8,790       478     5.44
  Interest-earning deposits               685        24     3.50         1,707        60     3.51         1,693        58     3.43
                                     --------   -------     ----      --------   -------     ----      --------   -------     ----
    Total interest-earning assets     549,454    45,250     7.69       494,034    41,599     8.42       418,382    36,089     8.63
Non-interest-earning assets            39,159                           18,383                           24,303
                                     --------                         --------                         --------

        Total assets                 $588,613                         $512,417                         $442,685
                                     ========                         ========                         ========

Interest-bearing liabilities:
  Deposits                           $469,729    19,426     4.14      $399,249    19,395     4.86      $338,034    16,291     4.82
  Borrowings                           54,192     2,993     5.52        31,661     1,944     6.14        37,890     2,335     6.16
                                     --------   -------     ----      --------   -------     ----      --------   -------     ----

Total interest-bearing liabilities    523,921    22,419     4.28       430,910    21,339     4.95       375,924    18,626     4.95
                                                -------     ----                 -------     ----                 -------     ----

Non-interest-bearing liabilities       16,565                           37,125                           27,429

Stockholders' equity                   48,127                           44,382                           39,332
                                     --------                         --------                         --------
        Total liabilities and
        Stockholders' equity         $588,613                         $512,417                         $442,685
                                     ========                         ========                         ========

Net interest income and interest
rate spread                                     $22,831     3.41%                $20,260     3.47%                $17,463     3.68%
                                                =======     ====                 =======     ====                 =======     ====

Net interest margin(1)                                      4.16%                            4.10%                            4.17%
                                                            ====                             ====                             ====

Average interest-earning assets to
average interest-bearing liabilities                      104.87%                          114.65%                          111.29%
                                                         ======                           ======                           ======

(1) The net interest margin is the net interest income divided by average interest-earning assets.


                                                          1999 vs 1998                         1998 vs 1997
                                                          ------------                         ------------
                                                   Increase (decrease) due to           Increase (decrease) due to
                                                Volume       Rate        Total       Volume       Rate         Total
Change in interest income attributable to:
   Loans receivable                             $5,761      $(3,379)     $2,382      $6,178      $  (859)     $5,319
   Investment securities                          (301)       1,680       1,379         351         (345)          6
   Federal funds sold                               40         (114)        (74)        167           16         183
   Interest earning deposits with banks            (35)          (1)        (36)          1            1           2
                                                ------      -------      ------      ------      -------      ------
         Total interest income                  $5,465      $(1,814)     $3,651      $6,697      $(1,187)     $5,510
                                                ======      =======      ======      ======      =======      ======

Change in interest expense attributable to:
   Deposits                                     $3,138      $(3,107)     $   31      $2,964      $   140      $3,104
   Borrowings                                    2,833       (1,784)      1,049        (398)           7        (391)
                                                ------      -------      ------      ------      -------      ------
         Total interest expense                 $5,971      $(4,891)     $1,080      $2,566      $   147      $2,713
                                                ======      =======      ======      ======      =======      ======

Increase in net interest income                                          $2,571                               $2,797
                                                                         ======                               ======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS

         Consolidated Financial Statements of the Company, together with the reports thereon of Grant Thornton LLP (dated February 11, 2000) are set forth on pages F-1 hereof (see Item 14 of this Annual Report for Index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information is contained under "Ownership of Common Stock by Management" and "Election of Directors" in the Company's Proxy Statement dated March 31, 2000, is incorporated herein by reference in response to this item.

         The information contained under "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement dated March 31, 2000, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION.

         The information appearing under "Executive Compensation" in the Company's Proxy Statement dated March 31, 2000, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information appearing under "Ownership of Common Stock by Principal Shareholders" and "Ownership of Common Stock By Management" in the Company's Proxy Statement dated March 31, 2000, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under "Certain Transactions" in the Company's Proxy Statement dated March 31, 2000, is incorporated herein by reference in response to this item.


                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Documents filed as a part of the Report:

         (1)      Report of Grant Thornton LLP, Independent Auditors

                  Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

                  Consolidated Statements of Earnings for years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Comprehensive Income for years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Stockholder's Equity for years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for years ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements for years ended December 31, 1999, 1998 and 1997

         (2)      Financial Statement Schedules:

                  The information is contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999, is incorporated herein by reference in response to this item.

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

         *4(a)......................Reference is made to Articles FOURTH, FIFTH,
                                    SEVENTH, EIGHTH, TENTH AND ELEVENTH of the
                                    Registrant's Restated Articles of
                                    Incorporation (contained in the Registrant's
                                    Restated Articles of Incorporation filed as
                                    Exhibit 3(a) hereto) and Articles II, III,
                                    IV, VI and VIII of the Registrant's Amended and Restated Code of Regulations (contained in the Registrant's Amended and Restated Code of Regulations filed as Exhibit 3(b) hereto).

         *4(b)......................Rights Plan, dated January 23, 1998, between
                                    Oak Hill Financial, Inc., and Fifth Third
                                    Bank, (reference is made to Exhibit 4.1 to the Form 8-A, filed with the Securities and Exchange Commission on January 23, 1998 and incorporated herein by reference).

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

         10(f)......................Employment Agreement between Ron J. Copher and The Registrant, dated July 5, 1999.


         *21........................Subsidiaries of the Registrant (reference is made to Form SB-2, Exhibit 21, File No.
                                    33-96216 and incorporated herein by
                                    reference).

         23.........................Consent of Grant Thornton LLP.

         24.........................Powers of Attorney.

         27.........................Financial Data Schedule

*Incorporated by reference as indicated.

(b)      Form 8-K's Filed in the Fourth Quarter

         1. Form 8-K, dated October 1, 1999, filed with the Securities and Exchange Commission on October 5, 1999.

         2. Form 8-K, dated October 6, 1999, filed with the Securities and Exchange Commission on October 8, 1999.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 OAK HILL FINANCIAL, INC.              DATE

                                 By:  /s/ John D. Kidd            March 28, 2000
                                     ----------------------------
                                      John D. Kidd, President
                                      and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                               TITLE                                    DATE
*  Evan E. Davis                   Chairman of the Board                  )           March 28, 2000
--------------------------------                                          )
   Evan E. Davis                                                          )
                                                                          )
                                                                          )
/s/ John D. Kidd                   President, Chief Executive Officer,    )
--------------------------------   and Director                           )           March 28, 2000
   John D. Kidd                    (Principal Executive Officer)          )
                                                                          )
                                                                          )
*  Richard P. LeGrand              Executive Vice President               )
--------------------------------   and Director                           )           March 28, 2000
   Richard P. LeGrand                                                     )
                                                                          )
                                                                          )
*  H. Tim Bichsel                  Secretary/Treasurer and                )
--------------------------------   Chief Operations Officer               )           March 28, 2000
   H. Tim Bichsel                  (Principal Financial and Accounting    )
                                   Officer)                               )
                                                                          )
                                                                          )
*  Ron J. Copher                   Chief Financial Officer                )           March 28, 2000
--------------------------------                                          )
   Ron J. Copher                                                          )
                                                                          )
                                                                          )
*  Barry M. Dorsey                 Director                               )           March 28, 2000
--------------------------------                                          )
   Barry M. Dorsey                                                        )
                                                                          )
                                                                          )
*  C. Clayton Johnson              Director                               )           March 28, 2000
--------------------------------                                          )
   C. Clayton Johnson                                                     )
                                                                          )
                                                                          )
*  Rick A. McNelly                 Director                               )           March 28, 2000
--------------------------------                                          )
   Rick A. McNelly                                                        )
                                                                          )
                                                                          )
*  Donald R. Seigneur              Director                               )           March 28, 2000
--------------------------------                                          )
   Donald R. Seigneur                                                     )
                                                                          )
                                                                          )
/s/ H. Grant Stephenson            Director                               )           March 28, 2000
--------------------------------                                          )
    H. Grant Stephenson                                                   )

          SIGNATURE                               TITLE                                    DATE
*  D. Bruce Knox                   Chief Information Officer
--------------------------------   and Director                           )           March 28, 2000
   D. Bruce Knox                                                          )
                                                                          )
                                                                          )
*  Ralph E. Coffman, Jr.           Vice President                         )           March 28, 2000
--------------------------------                                          )
   Ralph E. Coffman, Jr.                                                  )
                                                                          )
                                                                          )
*  David G. Ratz                   Chief Administrative Officer           )           March 28, 2000
--------------------------------                                          )
   David G. Ratz                                                          )
                                                                          )
                                                                          )
By:  /s/ H. Grant Stephenson                                              )           March 28, 2000
    -------------------------------------                                 )
    H. Grant Stephenson, attorney-in-fact                                 )
    for each of the persons indicated                                     )

                                      CONSOLIDATED FINANCIAL STATEMENTS
                                      Exhibit 13




                                            TABLE OF CONTENTS

                                            Financial Condition .............32

                                            Earnings ........................33

                                            Stockholders' Equity ............34

                                            Comprehensive Income ............35

                                            Cash Flows ......................36

                                            Notes ...........................38

                                    OAK HILL FINANCIAL, INC.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          December 31,
                                (In thousands, except share data)

                                                                              1999          1998
                                                                                      (RESTATED)
ASSETS
------

Cash and due from banks                                                   $ 14,675      $ 13,650
Federal funds sold                                                           3,854        11,387
Investment securities designated as available for sale -- at market         53,338        85,032
Investment securities held to maturity -- at cost (approximate market
   value of $14,692 at December 31, 1998)                                       --        14,704
Loans receivable -- net                                                    507,726       408,539
Loans held for sale -- at lower of cost or market                              243         2,707
Office premises and equipment -- net                                         9,256         7,952
Federal Home Loan Bank stock -- at cost                                      4,079         3,681
Accrued interest receivable on loans                                         2,764         2,448
Accrued interest receivable on investment securities                           829         1,135
Goodwill -- net                                                                283           317
Prepaid expenses and other assets                                              312           687
Prepaid federal income tax                                                   1,220           156
Deferred federal income tax asset                                            1,521           254
                                                                          --------      --------

      TOTAL ASSETS                                                        $600,100      $552,649
                                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits
   Demand                                                                 $ 42,598      $ 39,655
   Savings and time deposits                                               446,282       426,019
                                                                          --------      --------

      Total deposits                                                       488,880       465,674

Securities sold under agreement to repurchase                                1,172           940
Advances from the Federal Home Loan Bank                                    59,680        36,458
Loan of Employee Stock Ownership Plan                                           --            15
Accrued interest payable and other liabilities                               2,644         2,988
                                                                          --------      --------

      Total liabilities                                                    552,376       506,075

Stockholders' equity
   Common stock -- $.50 stated value; authorized 15,000,000 shares,
      5,369,576 and 4,418,665 shares issued at
      December 31, 1999 and 1998                                             2,683         2,641
   Additional paid-in capital                                                4,650         4,125
   Retained earnings                                                        42,724        40,434
   Treasury stock (50,900 shares at cost)                                     (755)         (755)
   Required contributions for shares acquired by
      Employee Stock Ownership Plan                                             --           (15)
   Accumulated comprehensive income (loss):
      Unrealized gain (loss) on securities designated as available
         for sale, net of related tax effects                               (1,578)          144
                                                                          --------      --------

      Total stockholders' equity                                            47,724        46,574
                                                                          --------      --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $600,100      $552,649
                                                                          ========      ========

        The accompanying notes are an integral part of these statements.

                                       OAK HILL FINANCIAL, INC.
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                        Year ended December 31,
                                   (In thousands, except share data)

                                                                        1999          1998        1997
                                                                                (RESTATED)  (RESTATED)
INTEREST INCOME

   Loans                                                             $39,431       $37,049     $31,730
   Investments
      U.S. Government and agency securities                            4,792         3,635       3,687
      Obligations of state and political subdivisions                    416           194         136
      Federal funds sold                                                 587           661         478
      Interest-bearing deposits                                           24            60          58
                                                                     -------       -------     -------
         Total interest income                                        45,250        41,599      36,089

INTEREST EXPENSE

   Deposits                                                           19,426        19,395      16,291
   Borrowings                                                          2,993         1,944       2,335
                                                                     -------       -------     -------
         Total interest expense                                       22,419        21,339      18,626
                                                                     -------       -------     -------

         Net interest income                                          22,831        20,260      17,463

   Less provision for losses on loans                                  2,432         1,266       1,171
                                                                     -------       -------     -------
         Net interest income after provision for losses on loans      20,399        18,994      16,292

OTHER INCOME

   Service fees, charges and other operating                           2,072         1,550       1,427
   Gain on sale of loans                                                 477         1,418         250
   Gain (loss) on sale of assets                                      (2,141)          281         (33)
                                                                     -------       -------     -------
         Total other income                                              408         3,249       1,644

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

   Employee compensation and benefits                                  7,635         6,448       5,393
   Occupancy and equipment                                             1,665         1,673       1,555
   Federal deposit insurance premiums                                    126           117         108
   Franchise taxes                                                       544           572         421
   Other operating                                                     3,535         2,978       2,661
   Merger-related expenses                                             1,137            --         920
                                                                     -------       -------     -------
         Total general, administrative and other expense              14,642        11,788      11,058
                                                                     -------       -------     -------

         Earnings before federal income taxes                          6,165        10,455       6,878

FEDERAL INCOME TAXES

   Current                                                             2,465         3,370       2,443
   Deferred                                                             (382)           45          (2)
                                                                     -------       -------     -------
         Total federal income taxes                                    2,083         3,415       2,441
                                                                     -------       -------     -------

         NET EARNINGS                                                $ 4,082       $ 7,040     $ 4,437
                                                                     =======       =======     =======

         EARNINGS PER SHARE

            BASIC                                                    $   .77       $  1.34     $   .84
                                                                     =======       =======     =======
            DILUTED                                                  $   .76       $  1.30     $   .83
                                                                     =======       =======     =======

        The accompanying notes are an integral part of these statements.

                                                      OAK HILL FINANCIAL, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        For the years ended December 31, 1999, 1998, and 1997
                                                  (In thousands, except share data)

                                                                                                             UNREALIZED
                                                                                                           GAINS (LOSSES)
                                                                                                EMPLOYEE   ON SECURITIES
                                                              ADDITIONAL                          STOCK    DESIGNATED AS
                                                      COMMON    PAID-IN    RETAINED   TREASURY  OWNERSHIP    AVAILABLE
                                                      STOCK     CAPITAL    EARNINGS    STOCK      PLAN        FOR SALE      TOTAL
BALANCE AT JANUARY 1, 1997                            $2,193     $3,998     $31,764    $ (28)     $(74)       $  (233)     $37,620
(AS RESTATED FOR BUSINESS COMBINATION)

Issuance of 3,312 shares under stock
   option plan                                             2         19          --       --        --             --           21
Dividends declared of $.187 per share                     --         --        (982)      --                       --         (982)
Principal repayments on loan of ESOP                      --         --          --       --        29             --           29
Unrealized gains on securities designated as
   available for sale, net of related tax effects         --         --          --       --        --            224          224
Net earnings for the year                                 --         --       4,437       --        --             --        4,437
                                                      ------     ------     -------    -----      ----        -------      -------

BALANCE AT DECEMBER 31, 1997                           2,195      4,017      35,219      (28)      (45)            (9)      41,349

Stock dividend effected in the form
   of a 5-for-4 stock split                              440         --        (440)      --        --             --           --
Issuance of 12,287 shares under stock
   option plan                                             6        108          --       --        --             --          114
Dividends declared of $.263 per share                     --         --      (1,385)      --        --             --       (1,385)
Repurchase of 36,900 shares                               --         --          --     (727)       --             --         (727)
Principal repayments on loan of ESOP                      --         --          --       --        30             --           30
Unrealized gains on securities designated as
   available for sale, net of related tax effects         --         --          --       --        --            153          153
Net earnings for the year                                 --         --       7,040       --        --             --        7,040
                                                      ------     ------     -------    -----      ----        -------      -------

BALANCE AT DECEMBER 31, 1998                           2,641      4,125      40,434     (755)      (15)           144       46,574

Issuance of 84,700 shares under stock
   option plan                                            42        525          --       --        --             --          567
Dividends declared of $.339 per share                     --         --      (1,792)      --        --             --       (1,792)
Principal repayments on loan of ESOP                      --         --          --       --        15             --           15
Unrealized losses on securities designated as
   available for sale, net of related tax effects         --         --          --       --        --         (1,722)      (1,722)
Net earnings for the year                                 --         --       4,082       --        --             --        4,082
                                                      ------     ------     -------    -----      ----        -------      -------

BALANCE AT DECEMBER 31, 1999                          $2,683     $4,650     $42,724    $(755)     $ --        $(1,578)     $47,724
                                                      ======     ======     =======    =====      ====        =======      =======

        The accompanying notes are an integral part of these statements.

                                     OAK HILL FINANCIAL, INC.
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       For the years ended December 31, 1999, 1998, and 1997
                                          (In thousands)

                                                                      1999        1998        1997
                                                                            (RESTATED)  (RESTATED)
Net earnings                                                       $ 4,082      $7,040      $4,437

Other comprehensive income, net of tax:

          Unrealized gains (losses) on securities
               designated as available for sale, net of tax
               of $1,615, $173 and $92 in 1999, 1998
               and 1997, respectively                               (3,135)        338         202
          Reclassification adjustment for realized
               (gains) losses included in net earnings, net of
               tax effects (benefits) of $728, $(96) and $11
               in 1999, 1998 and 1997, respectively                  1,413        (185)         22
                                                                   -------      ------      ------

Comprehensive income                                               $ 2,360      $7,193      $4,661
                                                                   =======      ======      ======

Accumulated comprehensive income (loss)                            $(1,578)     $  144      $   (9)
                                                                   =======      ======      ======

        The accompanying notes are an integral part of these statements.

                                         OAK HILL FINANCIAL, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Year ended December 31,
                                              (In thousands)

                                                                        1999           1998           1997
                                                                                 (RESTATED)     (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings for the year                                       $   4,082      $   7,040      $   4,437
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                      769            835            754
      (Gain) loss on sale of securities                                2,167           (277)            55
      Amortization (accretion) of premiums and
         discounts on investment securities -- net                       187            158             13
      Proceeds from sale of loans in secondary market                 30,638         78,727         14,851
      Loans disbursed for sale in secondary market                   (27,922)       (79,192)       (15,189)
      Gain on sale of loans                                             (252)          (684)           (97)
      Gain on sale of other assets                                       (26)            (4)           (22)
      Amortization of deferred loan origination costs                    333            320            229
      Federal Home Loan Bank stock dividends                            (398)          (253)          (212)
      Provision for losses on loans                                    2,432          1,266          1,171
      Amortization of goodwill                                            34             33             36
      Increase (decrease) in cash due to changes in:
         Prepaid expenses and other assets                               401           (187)           (47)
         Accrued interest receivable                                     (10)          (503)          (526)
         Accrued interest payable and other liabilities                 (359)           241            348
         Federal income taxes
            Current                                                   (1,050)          (291)           134
            Deferred                                                    (382)            45             (2)
                                                                   ---------      ---------      ---------

               Net cash provided by operating activities              10,644          7,274          5,933

CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES:

   Loan disbursements                                               (296,845)      (250,914)      (206,855)
   Principal repayments on loans                                     194,937        200,035        143,121
   Principal repayments on mortgage-backed securities
     designated as available for sale                                  3,929          4,509          2,995
   Principal repayments on mortgage-backed securities
     designated as held-to-maturity                                    3,615          2,844            866
   Proceeds from sale of investment securities designated
      as available for sale                                           41,014         12,784          8,404
   Proceeds from maturity of investment securities                    14,885         36,881         26,920
   Proceeds from sale of other assets                                     --              4             50
   Purchase of investment securities designated as
      available for sale                                             (21,011)       (70,735)       (35,972)
   Purchase of investment securities designated as
      held-to-maturity                                                (1,039)        (4,739)        (4,215)
   (Increase) decrease in federal funds sold -- net                    7,533         (5,914)           362
   Purchase of Federal Home Loan Bank stock                               --             --           (426)
   Purchase of office premises and equipment                          (2,073)        (1,932)          (737)
   (Increase) decrease in certificates of deposit in
      other institutions                                                   1            177           (377)
   Redemption of cash surrender value of life insurance -- net            --            591             --
                                                                   ---------      ---------      ---------

               Net cash used in investing activities                 (55,054)       (76,409)       (65,864)
                                                                   ---------      ---------      ---------

               Net cash used in operating and investing
                  activities (balance carried forward)               (44,410)       (69,135)       (59,931)
                                                                   ---------      ---------      ---------

               Net cash used in operating and investing
                  activities (balance brought forward)             $ (44,410)     $ (69,135)     $ (59,931)

                                         OAK HILL FINANCIAL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                          Year ended December 31,
                                              (In thousands)

                                                                          1999          1998          1997
                                                                                  (RESTATED)    (RESTATED)
CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:

   Proceeds from securities sold under agreement to repurchase             232           682           128
   Net increase in deposit accounts                                     23,206        74,409        57,127
   Proceeds from Federal Home Loan Bank advances                     1,518,512        25,500        38,975
   Repayment of Federal Home Loan Bank advances                     (1,495,290)      (26,447)      (34,582)
   Advances by borrowers for taxes and insurance                            --            45            89
   Account payable on mortgage loans serviced                               --           122            (4)
   Dividends on common shares                                           (1,792)       (1,385)         (982)
   Purchase of treasury stock                                               --          (727)           --
   Proceeds from issuance of shares under stock option plan                567           114            21
                                                                   -----------      --------      --------

               Net cash provided by financing activities                45,435        72,313        60,772
                                                                   -----------      --------      --------

Net increase in cash and cash equivalents                                1,025         3,178           841

Cash and cash equivalents at beginning of year                          13,650        10,472         9,631
                                                                   -----------      --------      --------

Cash and cash equivalents at end of year                           $    14,675      $ 13,650      $ 10,472
                                                                   ===========      ========      ========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for:
   Federal income taxes                                            $     3,417      $  3,491      $  2,171
                                                                   ===========      ========      ========

   Interest on deposits and borrowings                             $    22,326      $ 21,271      $ 18,496
                                                                   ===========      ========      ========

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING ACTIVITIES:

   Unrealized gains (losses) on securities designated as
      available for sale, net of related tax effects               $    (1,722)     $    153      $    224
                                                                   ===========      ========      ========

   Recognition of mortgage servicing rights in
      accordance with SFAS No. 125                                 $       225      $    734      $    153
                                                                   ===========      ========      ========

   Transfers from loans to real estate acquired
      through foreclosure                                          $       278      $     51      $     --
                                                                   ===========      ========      ========

   Transfer of loans from held for investment to
      held for sale                                                $        --      $    820      $    304
                                                                   ===========      ========      ========

   Transfer of loans from held for sale to held
      for investment                                               $        --      $     --      $  1,755
                                                                   ===========      ========      ========

         The accompanying notes are an integral part of these statements

                            OAK HILL FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 1999, 1998, and 1997


NOTE A -- SUMMARY OF ACCOUNTING POLICIES
----------------------------------------

         On October 1, 1999, the Company combined with Towne Financial Corporation ("Towne Financial") and its wholly-owned subsidiary Blue Ash Building and Loan Company ("Blue Ash") in a transaction whereby Towne Financial merged with and into the Company and Blue Ash, renamed Towne Bank, became a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been restated to reflect the effects of the business combination as of January 1, 1997. Pursuant to the merger agreement, the Company issued 917,361 shares of common stock in exchange for the shares of Towne.

         The business activities of Oak Hill Financial, Inc. ("Company") have been limited primarily to holding the common shares of Oak Hill Banks ("Oak Hill") and Towne Bank ("Towne"), (collectively hereinafter "Banks"). Accordingly, the Company's results of operations are dependent upon the results of the Banks' operations. The Banks conduct a general commercial banking business in southern and central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. The Banks' profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Banks' can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

         The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

         The following is a summary of the Company's significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

1.   PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oak Hill, Towne and Action Finance Company ("Action"). Action was incorporated for the purpose of conducting consumer finance lending operations. Action began such operations during 1998 using two separate office locations. All significant intercompany balances and transactions have been eliminated.

2.   INVESTMENT SECURITIES

         The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if the Company has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. At December 31, 1999 and 1998, the Company's stockholders' equity reflected a net unrealized loss on securities designated as available for sale, net of applicable tax effects, totaling $1.6 million and a net unrealized gain on securities designated as available for sale, net of applicable tax effects, totaling $144,000, respectively.

         Realized gains and losses on sales of securities are recognized using the specific identification method.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


3.   LOANS RECEIVABLE

         Loans held in portfolio are stated at the principal amount outstanding, adjusted for premiums and discounts on loans purchased and sold and the allowance for loan losses. Premiums and discounts on loans purchased and sold are amortized and accreted to operations using the interest method over the average life of the underlying loans.

         Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

         Loans held for sale are carried at the lower of cost or market, determined in the aggregate. Loans held for sale are identified at the point of origination. In computing lower of cost or market, deferred loan origination fees are deducted from the principal balance of the related loan. All loan sales are made without further recourse to the Company. At December 31, 1999 and 1998, loans held for sale were carried at cost.

         The Banks generally retain servicing on loans sold and agree to remit to the investor loan principal and interest at agreed-upon rates. Mortgage servicing rights are accounted for pursuant to the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

         SFAS No. 125 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is based on fair value. The mortgage servicing rights recorded by the Company, calculated in accordance with the provisions of SFAS No. 125, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value of the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

         The Company recorded amortization related to mortgage servicing rights totaling approximately $174,000, $112,000 and $14,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, the carrying value and fair value of the Banks' mortgage servicing rights totaled approximately $1.0 million and $841,000, respectively.

4.   LOAN ORIGINATION AND COMMITMENT FEES

         The Company accounts for loan origination fees and costs in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Pursuant to the provisions of SFAS No. 91, all loan origination fees received, net of certain direct origination costs, are deferred on a loan-by-loan basis and amortized to interest income using the interest method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs.

         Fees received for loan commitments are deferred and amortized over the life of the related loan using the interest method.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


5.   ALLOWANCE FOR LOAN LOSSES

         It is the Company's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, trends in the level of delinquent and specific problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the Banks' primary market areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

         The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans observable market price or fair value of the collateral.

         A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans, consumer installment loans and credit card loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in commercial and other loans, and its evaluation of impairment thereof, such loans are collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

         It is the Company's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

         At December 31, 1999, the Company had investment in impaired loans, as defined under SFAS No. 114, totaling approximately $65,000, for which an allowance for actual losses was maintained within the Company's general allowance for loan losses totaling $20,000. At December 31, 1998, the Company had no loans that would be defined as impaired under SFAS No. 114.

6.   OFFICE PREMISES AND EQUIPMENT

         Depreciation and amortization are provided on the straight-line and accelerated methods over the estimated useful lives of the assets, estimated to be ten to fifty years for buildings and improvements and three to twenty-five years for furniture, fixtures and equipment.

7.   REAL ESTATE ACQUIRED THROUGH FORECLOSURE

         Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. The loan loss allowance is charged for any write down in the loan's carrying value to fair value at the date of acquisition. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are considered. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

8.   FEDERAL INCOME TAXES

         The Company accounts for federal income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes."

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


         Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

         The Company's principal temporary differences between pretax financial income and taxable income result primarily from the different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, capitalized mortgage servicing rights, certain components of retirement expense and the allowance for loan losses. A temporary difference is also recognized for depreciation expense computed using accelerated methods for federal income tax purposes.

9.   AMORTIZATION OF GOODWILL

         Goodwill arising from an acquisition is being amortized to operations using the straight-line method over a fifteen year period. Management periodically evaluates the carrying value of goodwill in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value of financial instruments, both assets and liabilities whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

         The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at December 31, 1999 and 1998.

         CASH AND CASH EQUIVALENTS. The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

         FEDERAL FUNDS SOLD. The carrying amounts presented in the consolidated statements of financial condition for federal funds sold are deemed to approximate fair value.

         INVESTMENT SECURITIES. For investment securities, fair value is deemed to equal the quoted market price.

         LOANS RECEIVABLE. The loan portfolio has been segregated into categories with similar characteristics, such as one-to-four family residential real estate, multi-family residential real estate, commercial and installment and other. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

         FEDERAL HOME LOAN BANK STOCK. The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


         DEPOSITS. The fair value of NOW accounts, savings accounts, demand deposits, money market deposits and other transaction accounts is deemed to approximate the amount payable on demand at December 31, 1999 and 1998. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

         ADVANCES FROM THE FEDERAL HOME LOAN BANK. The fair value of advances from the Federal Home Loan Bank has been estimated using discounted cash flow analysis, based on the interest rates currently offered for advances of similar remaining maturities.

         SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE. The fair value of securities sold under agreements to repurchase is deemed to approximate fair value.

         COMMITMENTS TO EXTEND CREDIT. For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at December 31, 1999 and 1998, was not material.

         Based on the foregoing methods and assumptions, the carrying value and fair value of the Company's financial instruments are as follows:

                                                                              DECEMBER 31,
                                                                  1999                            1998

                                                        CARRYING          FAIR          CARRYING          FAIR
                                                          VALUE           VALUE           VALUE           VALUE
                                                                             (In thousands)
Financial assets
   Cash and due from banks                              $ 14,675        $ 14,675        $ 13,650        $ 13,650
   Federal funds sold                                      3,854           3,854          11,387          11,387
   Investment securities                                  53,338          53,338          99,736          99,724
   Loans receivable                                      507,969         507,377         411,246         411,863
   Federal Home Loan Bank stock                            4,079           4,079           3,681           3,681
                                                        --------        --------        --------        --------
                                                        $583,915        $583,323        $539,700        $540,305
                                                        ========        ========        ========        ========


Financial liabilities
   Deposits                                             $488,880        $488,936        $465,674        $465,845
   Advances from the Federal
     Home Loan Bank                                       59,680          59,474          36,458          36,472
   Securities sold under agreement to repurchase           1,172           1,172             940             940
                                                        --------        --------        --------        --------
                                                        $549,732        $549,582        $503,072        $503,257
                                                        ========        ========        ========        ========

11.   EARNINGS PER SHARE

         Basic earnings per share is computed based upon the weighted-average shares outstanding during the year. Weighted-average common shares outstanding totaled 5,290,140, 5,258,180, and 5,256,408 for the years ended December 31, 1999, 1998, and 1997, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed to be outstanding for purposes of computing diluted earnings per share totaled 5,403,130, 5,404,684, and 5,338,993 for the years ended December 31, 1999, 1998, and 1997, respectively.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


         There were 112,990, 146,504, and 82,585 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the years ended December 31, 1999, 1998 and 1997, respectively. Options to purchase 152,875 and 110,625 shares of common stock with a weighted-average exercise price of $16.62 and $18.00 were outstanding at December 31, 1999 and 1997, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

12.   CAPITALIZATION

         The Company's authorized capital stock includes 1,500,000 shares of $.01 per share par value voting preferred stock and 1,500,000 shares of $.01 per share par value non-voting preferred stock. No preferred shares have been issued at December 31, 1999 and 1998.

13.   ADVERTISING

         Advertising costs are expensed when incurred.

14.   CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents are comprised of cash and due from banks.

15.   RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1999 consolidated financial statement presentation.

NOTE B -- INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at December 31 are shown below.

                                                                               1999
                                                                        GROSS        GROSS        ESTIMATED
                                                         AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                           COST         GAINS        LOSSES         VALUE
                                                                           (In thousands)
Available for sale:

U.S Government and agency obligations                     $52,314        $  6        $2,384        $49,936
Obligations of state and political subdivisions             3,414          14            26          3,402
                                                          -------        ----        ------        -------

               Total investment securities                $55,728        $ 20        $2,410        $53,338
                                                          =======        ====        ======        =======

                                                                               1998
                                                                        GROSS        GROSS        ESTIMATED
                                                          AMORTIZED   UNREALIZED   UNREALIZED       FAIR
                                                            COST        GAINS        LOSSES         VALUE
                                                                           (In thousands)
Held to maturity:

U.S Government and agency obligations                     $14,704        $ 28        $   40        $14,692
                                                          =======        ====        ======        =======

Available for sale:

U.S Government and agency obligations                     $75,120        $397        $  251        $75,266
Obligations of state and political subdivisions             9,695          82            11          9,766
                                                          -------        ----        ------        -------

               Total securities available for sale        $84,815        $479        $  262        $85,032
                                                          =======        ====        ======        =======

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


         The amortized cost and estimated fair value of investment securities designated as available for sale by term to maturity at December 31 are shown below.

                                                         1999                          1998
                                                              ESTIMATED                     ESTIMATED
                                               AMORTIZED        FAIR         AMORTIZED        FAIR
                                                 COST           VALUE          COST           VALUE
                                                                   (In thousands)
Due in three years or less                      $ 6,796        $ 6,767        $ 9,481        $ 9,604
Due after three years through five years          4,825          4,710          5,746          5,767
Due after five years through ten years           34,777         32,893         36,540         36,673
Due after ten years                               9,330          8,968         33,048         32,988
                                                -------        -------        -------        -------

                                                $55,728        $53,338        $84,815        $85,032
                                                =======        =======        =======        =======

         The amortized cost and estimated fair value of investment securities designated as held to maturity by term to maturity at December 31, 1998, are shown below.

                                                                                            ESTIMATED
                                                                             AMORTIZED        FAIR
                                                                               COST           VALUE
                                                                                  (In thousands)
Due in three years or less                                                    $   807        $   806
Due after three years through five years                                           15             15
Due after five years through ten years                                            376            378
Due after ten years                                                            13,506         13,493
                                                                              -------        -------

                                                                              $14,704        $14,692
                                                                              =======        =======


         Proceeds from sale of investment securities designated as available for sale during the year ended December 31, 1999, totaled $41.0 million, resulting in a realized loss of $2.1 million on such sales.

         Proceeds from sales of investment securities designated as available for sale during the year ended December 31, 1998, totaled $12.8 million, resulting in a realized gain of $277,000 on such sales.

         Proceeds from sales of investment securities designated as available for sale during the year ended December 31, 1997, totaled $8.4 million, resulting in a realized loss of $70,000 on such sales.

         At December 31, 1999 and 1998, investment securities with an aggregate book value of $48.8 million and $46.3 million, respectively, were pledged as collateral for public deposits.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


NOTE C -- LOANS RECEIVABLE
--------------------------

         The composition of the loan portfolio, including loans held for sale, is as follows at December 31:

                                                                      1999            1998
                                                                       (In thousands)
Real estate mortgage (primarily residential)                      $320,033        $263,508
Installment, net of unearned interest of $2,214 and $2,729          66,391          59,397
Commercial and other                                               126,191          91,519
Credit card                                                          1,486           1,405
                                                                  --------        --------
                                                                   514,101         415,829
Less:
     Allowance for loan losses                                       6,132           4,583
                                                                  --------        --------

                                                                  $507,969        $411,246
                                                                  ========        ========

         The Company's lending efforts have historically focused on real estate mortgages and consumer installment loans, which comprised approximately $386.4 million, or 76%, of the total loan portfolio at December 31, 1999, and approximately $322.9 million, or 79%, of the total loan portfolio at December 31, 1998. Historically, such loans have been conservatively underwritten with sufficient collateral or cash down payments to provide the Company with adequate collateral coverage in the event of default. Nevertheless, the Company, as with any lending institution, is subject to the risk that real estate values or economic conditions could deteriorate in its primary lending areas within Ohio, thereby impairing collateral values. However, management is of the belief that real estate values and economic conditions in the Company's primary lending areas are presently stable.

         As stated previously, the Company has sold whole loans and participating interests in loans in the secondary market, retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $118.1 million, $112.2 million, and $75.0 million at December 31, 1999, 1998, and 1997, respectively.

         The activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                          1999           1998           1997
                                                   (In thousands)
Balance at beginning of period         $ 4,583         $4,000         $3,169
Provision charged to operations          2,432          1,266          1,171
Charge-offs                             (1,115)          (829)          (492)
Recoveries                                 232            146            152
                                       -------         ------         ------

Balance at end of period               $ 6,132         $4,583         $4,000
                                       =======         ======         ======

         At December 31, 1999, 1998, and 1997, the Company had nonaccrual and nonperforming loans totaling approximately $3.2 million, $2.4 million, and $1.7 million, respectively. Interest that would have been recognized had nonaccrual loans performed pursuant to contractual terms totaled approximately $287,000, $162,000, and $121,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


NOTE D -- OFFICE PREMISES AND EQUIPMENT
---------------------------------------

         Office premises and equipment are summarized at December 31 as follows:

                                                              1999             1998
                                                                (In thousands)
Land and buildings                                         $10,163          $ 8,929
Furniture and equipment                                      4,524            4,697
Leasehold improvements                                         251              194
                                                           -------          -------

                                                            14,938           13,820
     Less accumulated depreciation and amortization         (5,682)          (5,868)
                                                           -------          -------

                                                           $ 9,256          $ 7,952
                                                           =======          =======

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


NOTE E -- DEPOSITS
------------------

         Deposit balances at December 31 are summarized as follows:

DEPOSIT TYPE AND                              1999                         1998
INTEREST RATE RANGE                   AMOUNT         RATE          AMOUNT         RATE
                                                   (Dollars in thousands)
Demand deposit accounts              $ 42,598          --         $ 39,655          --
Savings accounts                       45,901        2.66%          50,842        2.67%
NOW accounts                           31,824        2.04%          29,622        1.91%
Money market deposit accounts          13,039        3.13%          13,570        3.15%
Premium investment accounts            30,150        5.18%          21,012        4.34%
Select investment accounts             12,728        4.10%          16,456        4.19%
                                     --------                     --------

Total transaction accounts            176,240                      171,157

Certificates of deposit
     3.00 -- 4.99%                     86,208                       37,670
     5.00 -- 6.99%                    225,869                      255,997
     7.00 -- 9.00%                        563                          850
                                     --------                     --------

Total certificates of deposit         312,640        5.35%         294,517        5.49%
                                     --------                     --------

Total deposits                       $488,880        4.31%        $465,674        4.32%
                                     ========        ====         ========        ====

         The Company had deposit accounts with balances in excess of $100,000 totaling $139.3 million and $125.8 million at December 31, 1999 and 1998, respectively.

         Interest expense on deposits is summarized as follows for the years ended December 31:

                                        1999           1998           1997
                                                (In thousands)
NOW accounts                         $   635        $   584        $   588
Savings accounts                       1,406          1,457          1,494
Money market deposit accounts            424            409            418
Premium investment accounts              994            993          1,027
Select investment accounts               707            625            247
Certificates of deposit               15,260         15,327         12,517
                                     -------        -------        -------

                                     $19,426        $19,395        $16,291
                                     =======        =======        =======

         The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                        1999            1998
                                         (In thousands)
Less than one year                  $232,063        $215,539
One year through three years          74,220          72,495
More than three years                  6,357           6,483
                                    --------        --------

                                    $312,640        $294,517
                                    ========        ========

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


NOTE F -- ADVANCES FROM THE FEDERAL HOME LOAN BANK
--------------------------------------------------

         Advances from the Federal Home Loan Bank, collateralized at December 31, 1999 and 1998 by pledges of certain residential mortgage loans totaling $89.5 million and $54.7 million, respectively, and the Banks' investment in Federal Home Loan Bank stock, are summarized as follows:

                            MATURING IN
                             YEAR ENDED      DECEMBER 31,
INTEREST RATE               DECEMBER 31,             1999        1998
5.90% to 7.25%                  1999              $    --     $ 2,168
5.80% to 6.50%                  2000               24,159       3,463
4.87% to 8.05%                  2001               13,925       6,975
6.43% to 6.50%                  2002                4,000       1,000
     6.50%                      2003                2,500       2,500
7.85% to 8.30%                  2004                1,485       1,963
5.14% to 8.10%                  2005                4,006       4,006
     6.50%                      2006                  418         621
     5.24%                      2008                   --       6,000
5.21% to 5.30%                  2009                2,505          --
     7.40%                      2010                  976       1,310
     6.95%                      2011                1,262       1,476
     6.70%                      2017                  959         986
     4.87%                      2018                3,485       3,990
                                                  -------     -------

                                                  $59,680     $36,458
                                                  =======     =======

Weighted-average interest rate                       6.14%       5.88%
                                                  =======     =======

NOTE G -- FEDERAL INCOME TAXES
------------------------------

         The provision for federal income taxes differs from that computed at the statutory corporate tax rate for the year ended December 31 as follows:

                                                               1999            1998            1997
                                                                         (In thousands)
Federal income taxes computed at the statutory rate          $2,096          $3,555          $2,338
Increase (decrease) in taxes resulting from:
   Interest income on municipal loans and obligations
      of state and political subdivisions                      (144)            (90)            (83)
   Amortization of goodwill                                      11              11              11
   Nondeductible merger-related expenses                        102              --             159
   Other                                                         18             (61)             16
                                                             ------          ------          ------

Federal income tax provision per consolidated
   financial statements                                      $2,083          $3,415          $2,441
                                                             ======          ======          ======

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


         The composition of the Company's net deferred tax asset at December 31 is as follows:

                                                                              1999            1998
                                                                               (In thousands)
Taxes (payable) refundable on temporary
   differences at statutory rate:

Deferred tax assets:
   Book/tax difference of loan loss allowance                              $ 1,799         $ 1,553
   Unrealized losses on securities designated as available for sale            812              --
   Recapture of federal income taxes resulting from loss carrybacks            277              --
   Unrealized gains on loans held for sale                                      --               4
   Retirement expense                                                           --              97
   Other                                                                         5              --
                                                                           -------         -------

      Total deferred tax assets                                              2,893           1,654

Deferred tax liabilities:
   Deferred loan origination costs                                            (281)           (337)
   Federal Home Loan Bank stock dividends                                     (533)           (442)
   Book/tax difference of depreciation                                        (110)           (119)
   Unrealized gains on securities designated as available for sale              --             (74)
   Mortgage servicing rights                                                  (323)           (274)
   Book/tax difference on bad debt reserves                                   (124)           (152)
   Other                                                                        (1)             (2)
                                                                           -------         -------

      Total deferred tax liabilities                                        (1,372)         (1,400)
                                                                           -------         -------

Net deferred tax asset                                                     $ 1,521         $   254
                                                                           =======         =======

         The Company has not recorded a valuation allowance for any portion of the net deferred tax asset at December 31, 1999 and 1998. Such estimate was based on the amount of income taxes subject to recovery in carryback years.

NOTE H -- RELATED PARTY TRANSACTIONS
------------------------------------

         In the normal course of business, the Company has made loans to its directors, officers, and their related business interests. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of such loans outstanding at December 31, 1999, 1998, and 1997 totaled approximately $2.7 million, $2.2 million and $1.7 million, respectively.

         The Company had also received demand and time deposits of approximately $10.5 million, $18.4 million, and $5.3 million at December 31, 1999, 1998, and 1997 from directors, officers and their related business interests.

NOTE I -- EMPLOYEE BENEFIT PLANS
--------------------------------

         The Company has a profit-sharing and 401(k) plan covering all employees who have attained the age of twenty-one and completed one full year of service. The profit-sharing plan is non-contributory and contributions to the plan are at the discretion of the Board of Directors. The Company contributed $165,000 and $123,000 to the plan for the years ended December 31, 1998 and 1997, respectively. The Company did not contribute to the plan for the year ended December 31, 1999.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


         The 401(k) plan allows employees to make voluntary, tax-deferred contributions up to 15% of their base annual compensation. The Company provides, at its discretion, a 50% matching of funds for each participant's contribution, subject to a maximum of 6% of base compensation. For 1998 and 1997, if the participant elected to invest their contributions in the common stock of Oak Hill Financial, Inc., the Company provided a 100% matching of each participant's contribution. The Company's matching contributions under the 401(k) plan totaled $99,000, $175,000 and $122,000 for the years ended December 31, 1999, 1998, and
1997, respectively.

         Towne Bank had established an Employee Stock Ownership Plan ("ESOP") which was to provide retirement benefits for substantially all employees who had completed six months of service and had attained the age of twenty-one. The ESOP originally borrowed $207,000 from an independent third-party lender, payable over a seven year period, to purchase stock. The sole security of the loan was the acquired stock and, while Towne had not guaranteed the loan, future contributions to retire the loan were paid to the ESOP from retained earnings. During 1999, the loan was repaid in full. Towne recognized expenses totaling $15,000, $30,000 and $29,000 related to the ESOP for the years ended December 31, 1999, 1998 and 1997, respectively. Management anticipates termination of Towne's ESOP during 2000.

NOTE J -- COMMITMENTS
---------------------

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Company's involvement in such financial instruments.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

         At December 31, 1999, the Company had outstanding commitments of approximately $29.6 million to originate variable rate residential and commercial loans. Also, the Company had unused lines of credit and letters of credit totaling approximately $75.3 million and $731,000, respectively, as of December 31, 1999. In the opinion of management, outstanding loan commitments equaled or exceeded prevalent market interest rates as of December 31, 1999, such commitments were underwritten in accordance with normal loan underwriting policies, and all disbursements will be funded via cash flow from operations and existing excess liquidity.

         The Company has also entered into lease agreements for office premises and equipment under operating leases which expire at various dates through 2009. The following table summarizes minimum payments due under lease agreements by year:

YEAR ENDING
DECEMBER 31,                       (Dollars in thousands)
   2000                                    $  319
   2001                                       264
   2002                                       246
   2003                                       157
   2004 and thereafter                        264
                                           ------

                                           $1,250
                                           ======

         Total rental expense under operating leases was $304,000, $250,000 and $226,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


NOTE K -- REGULATORY CAPITAL
----------------------------

         Oak Hill and Towne are subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital accounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         The FDIC has adopted risk-based capital guidelines to which the Banks are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance-sheet commitments to four risk-weighting categories, with higher levels of capital being required for the categories perceived as representing greater risk.

         These guidelines divide the capital into two tiers. The first tier ("Tier 1") includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier 2") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital (the sum of Tier 1 and Tier 2 capital) ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above minimum required levels.

         During the years ended December 31, 1999 and 1998, each of the Banks was notified by its primary federal regulator that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Banks must maintain minimum Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios of 6%, 10%, and 5%, respectively.

         As of December 31, 1999 and 1998, management believes that Oak Hill and Towne have met all of the capital adequacy requirements to which they are subject. The Banks' Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios at December 31, 1999 and 1998 are set forth in the following table.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997

OAK HILL BANKS

                                                               AS OF DECEMBER 31, 1999
                                                                                                          TO BE "WELL-
                                                                                                       CAPITALIZED" UNDER
                                                                FOR CAPITAL                          PROMPT CORRECTIVE
                                     ACTUAL                  ADEQUACY PURPOSES                       ACTION PROVISIONS
                             AMOUNT      RATIO     AMOUNT            RATIO                AMOUNT             RATIO
                                                         (Dollars in thousands)
Total capital
  (to risk-weighted assets)  $35,855     11.5%    $24,861   greater than or equal to 8.0%   $31,076   greater than or equal to 10.0%
Tier 1 capital
  (to risk-weighted assets)  $31,966     10.3%    $12,430   greater than or equal to 4.0%   $18,645   greater than or equal to  6.0%
Tier 1 leverage              $31,966      7.5%    $16,976   greater than or equal to 4.0%   $21,221   greater than or equal to  5.0%

                                                               AS OF DECEMBER 31, 1998
                                                                                                      TO BE "WELL-
                                                                                                   CAPITALIZED" UNDER
                                                              FOR CAPITAL                          PROMPT CORRECTIVE
                                   ACTUAL                  ADEQUACY PURPOSES                       ACTION PROVISIONS
                             AMOUNT      RATIO     AMOUNT            RATIO                AMOUNT             RATIO
                                                         (Dollars in thousands)
Total capital
  (to risk-weighted assets)  $41,074     13.4%    $24,562   greater than or equal to 8.0%   $30,702   greater than or equal to 10.0%
Tier 1 capital
  (to risk-weighted assets)  $37,234     12.1%    $12,281   greater than or equal to 4.0%   $18,421   greater than or equal to  6.0%
Tier 1 leverage              $37,234      8.7%    $17,125   greater than or equal to 4.0%   $21,406   greater than or equal to  5.0%


TOWNE BANK

                                                               AS OF DECEMBER 31, 1999
                                                                                                      TO BE "WELL-
                                                                                                   CAPITALIZED" UNDER
                                                              FOR CAPITAL                          PROMPT CORRECTIVE
                                   ACTUAL                  ADEQUACY PURPOSES                       ACTION PROVISIONS
                             AMOUNT      RATIO     AMOUNT            RATIO                AMOUNT             RATIO
                                                         (Dollars in thousands)
Total capital
  (to risk-weighted assets)  $13,630     10.3%    $10,588   greater than or equal to 8.0%   $13,235   greater than or equal to 10.0%
Tier 1 capital
  (to risk-weighted assets)  $11,793      8.9%    $ 5,294   greater than or equal to 4.0%   $ 7,941   greater than or equal to  6.0%
Tier 1 leverage              $11,793      6.8%    $ 6,927   greater than or equal to 4.0%   $ 8,658   greater than or equal to  5.0%

                                                               AS OF DECEMBER 31, 1998
                                                                                                      TO BE "WELL-
                                                                                                   CAPITALIZED" UNDER
                                                              FOR CAPITAL                          PROMPT CORRECTIVE
                                   ACTUAL                  ADEQUACY PURPOSES                       ACTION PROVISIONS
                             AMOUNT      RATIO     AMOUNT            RATIO                AMOUNT             RATIO
                                                         (Dollars in thousands)
Total capital
  (to risk-weighted assets)  $ 9,016     15.6%    $ 4,624   greater than or equal to 8.0%   $ 5,780   greater than or equal to 10.0%
Tier 1 capital
  (to risk-weighted assets)  $ 8,749     15.1%    $ 2,312   greater than or equal to 4.0%   $ 3,468   greater than or equal to  6.0%
Tier 1 leverage              $ 8,749      7.1%    $ 4,915   greater than or equal to 4.0%   $ 8,144   greater than or equal to  5.0%

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


         The Company's management believes, that under the current regulatory capital regulations, the Banks will continue to meet their minimum capital requirements in the foreseeable future. However, events beyond the control of the Company, such as increased interest rates or a downturn in the economy in the primary market areas, could adversely affect future earnings and consequently, the ability to meet future minimum regulatory capital requirements.

NOTE L -- STOCK OPTION PLAN
---------------------------

         The Company initiated a Stock Option Plan in August 1995 (the "1995 Plan") that provided for the issuance of 500,000 shares of authorized, but unissued shares of common stock. In 1999, the Company amended and restated the 1995 Plan to provide for an additional 300,000 shares of authorized, but unissued shares of common stock, which now totals 800,000 shares. The Company accounts for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    1999           1998            1997
Net earnings (In thousands)      As reported      $4,082         $7,040          $4,437
                                                  ======         ======          ======
                                   Pro forma      $3,613         $6,758          $4,158
                                                  ======         ======          ======
Basic earnings per share         As reported      $  .77          $1.34          $  .84
                                                  ======         ======          ======
                                   Pro forma      $  .68          $1.29          $  .79
                                                  ======         ======          ======
Diluted earnings per share       As reported      $  .76          $1.30          $  .83
                                                  ======         ======          ======
                                   Pro forma      $  .67          $1.25          $  .78
                                                  ======         ======          ======

         The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 2.5% for 1999 and 4.0% for 1998 and 1997 and expected volatility of 10.0% for all years, risk-free interest rates of 6.00%, 5.50% and 5.50%, and expected lives of six years.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


         A summary of the status of the Company's Stock Option Plan as of December 31, 1999, 1998, and 1997 and changes during the periods ended on those dates is presented below:

                                                         1999                          1998                          1997
                                                       WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                                       AVERAGE                       AVERAGE                       AVERAGE
                                                       EXERCISE                      EXERCISE                      EXERCISE
                                         SHARES         PRICE          SHARES         PRICE          SHARES         PRICE
Outstanding at beginning of year        542,126         $12.13        438,689         $10.41        209,502         $ 6.67
Granted                                 172,875          16.75        120,750          17.25        233,750          13.66
Exercised                               (83,875)          5.40        (13,188)          6.23         (3,313)          4.68
Forfeited                                (5,825)         15.97         (4,125)          2.79         (1,250)          7.80
                                        -------                       -------                       -------

Outstanding at end of year              625,301         $14.23        542,126         $12.13        438,689         $10.41
                                        =======         ======        =======         ======        =======         ======

Options exercisable at year-end         609,674                       396,025                       273,375
                                        =======                       =======                       =======
Weighted-average fair value of
   options granted during the year                      $ 4.11                        $ 2.27                        $ 1.66
                                                        ======                        ======                        ======

         The following information applies to options outstanding at December 31, 1999:

Number outstanding                                                   625,301
Range of exercise prices                                      $2.79 - $18.05
Weighted-average exercise price                                       $14.23
Weighted-average remaining contractual life                        8.4 years

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


NOTE M -- OAK HILL FINANCIAL, INC. CONDENSED FINANCIAL INFORMATION
------------------------------------------------------------------

         The following condensed financial statements summarize the financial position of Oak Hill Financial, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years ended December 31, 1999, 1998, and 1997.

                                 OAK HILL FINANCIAL, INC.
                       CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                       December 31,
                                      (In thousands)

                                                                    1999             1998
ASSETS

Cash and due from banks                                          $    65          $    28
Interest-bearing deposits in Oak Hill Banks                        2,161            1,572
Investment in Oak Hill Banks                                      30,467           34,217
Investment in Action Finance Co.                                   1,975            1,929
Investment in Towne Bank                                          12,277            9,104
Office premises and equipment -- net                               1,105               --
Prepaid expenses and other assets                                    222              117
                                                                 -------          -------

               Total assets                                      $48,272          $46,967
                                                                 =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                                $   548          $   393

Stockholders' equity
    Common stock                                                   2,683            2,641
    Additional paid-in capital                                     4,650            4,125
    Retained earnings                                             42,724           40,434
    Less cost of treasury stock                                     (755)            (755)
    Required contributions for shares acquired by
       Employee Stock Ownership Plan                                  --              (15)
    Unrealized gains (losses) on securities designated as
       available for sale, net of related tax effects             (1,578)             144
                                                                 -------          -------

               Total stockholders' equity                         47,724           46,574
                                                                 -------          -------

               Total liabilities and stockholders' equity        $48,272          $46,967
                                                                 =======          =======

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997

                                OAK HILL FINANCIAL, INC.
                            CONDENSED STATEMENTS OF EARNINGS
                                Year ended December 31,
                                     (In thousands)

                                                  1999            1998            1997
REVENUE

Interest income                                 $   61          $   41          $   71
Equity in earnings of subsidiaries               4,498           7,205           4,759
                                                ------          ------          ------

               Total revenue                     4,559           7,246           4,830

EXPENSES

General and administrative                         574             292             448
                                                ------          ------          ------

          Earnings before federal income
             tax credits                         3,985           6,954           4,382
Federal income tax credits                         (97)            (86)            (55)
                                                ------          ------          ------


               NET EARNINGS                     $4,082          $7,040          $4,437
                                                ======          ======          ======

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997

                                          OAK HILL FINANCIAL, INC.
                                     CONDENSED STATEMENTS OF CASH FLOWS
                                          Year ended December 31,
                                               (In thousands)

                                                                       1999            1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings for the year                                           $ 4,082         $ 7,040         $ 4,437
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
   Undistributed earnings of consolidated subsidiaries               (1,176)         (3,531)         (3,582)
   Increase (decrease) in cash due to changes in:
      Prepaid expenses and other assets                              (1,210)              7             (87)
      Other liabilities                                                 155             112             109
                                                                    -------         -------         -------

         Net cash provided by operating activities                    1,851           3,628             877

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Action Finance Company                                     --          (2,000)             --
 (Increase) decrease in interest-bearing deposits                      (589)           (568)          1,040
                                                                    -------         -------         -------

         Net cash provided by (used in) investing activities           (589)         (2,568)          1,040
                                                                    -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options                                 567             114              21
Purchase of treasury stock                                               --            (727)             --
Dividends on common shares                                           (1,792)         (1,385)           (982)
                                                                    -------         -------         -------

         Net cash used in financing activities                       (1,225)         (1,998)           (961)
                                                                    -------         -------         -------

Net increase (decrease) in cash and cash equivalents                     37            (938)            956

Cash and cash equivalents at beginning of year                           28             966              10
                                                                    -------         -------         -------

Cash and cash equivalents at end of year                            $    65         $    28         $   966
                                                                    =======         =======         =======

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


NOTE N -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------

         The following table summarizes the Company's quarterly results for the years ended December 31, 1999 and 1998.

                                                               THREE MONTHS ENDED
                                                 MARCH 31,    JUNE 30,    SEPT. 30,     DEC. 31,
1999:                                                 (In thousands, except per share data)
Total interest income                             $10,818     $10,855     $ 11,742      $11,835
Total interest expense                              5,425       5,264        5,672        6,058
                                                  -------     -------     --------      -------

Net interest income                                 5,393       5,591        6,070        5,777
Provision for losses on loans                         310         409        1,175          538
Other income (loss)                                   768         686       (1,589)         543
General, administrative and other expense           3,150       3,186        4,219        4,087
                                                  -------     -------     --------      -------
Earnings (loss) before income taxes (credits)       2,701       2,682         (913)       1,695
Federal income taxes (credits)                        886         878         (320)         639
                                                  -------     -------     --------      -------

Net earnings (loss)                               $ 1,815     $ 1,804     $   (593)     $ 1,056
                                                  =======     =======     ========      =======

Basic earnings (loss) per share                   $   .34     $   .34     $   (.11)     $   .20
                                                  =======     =======     ========      =======
Diluted earnings (loss) per share                 $   .34     $   .33     $   (.11)     $   .20
                                                  =======     =======     ========      =======

                                                               THREE MONTHS ENDED
                                                 MARCH 31,    JUNE 30,    SEPT. 30,     DEC. 31,
1998:                                                 (In thousands, except per share data)
Total interest income                             $ 9,796     $10,143     $ 10,751      $10,909
Total interest expense                              5,017       5,191        5,485        5,646
                                                  -------     -------     --------      -------

Net interest income                                 4,779       4,952        5,266        5,263
Provision for losses on loans                         283         318          338          327
Other income                                          731         809          816          893
General, administrative and other expense           2,837       2,805        3,011        3,135
                                                  -------     -------     --------      -------

Earnings before income taxes                        2,390       2,638        2,733        2,694
Federal income taxes                                  777         867          898          873
                                                  -------     -------     --------      -------

Net earnings                                      $ 1,613     $ 1,771     $  1,835      $ 1,821
                                                  =======     =======     ========      =======

Basic earnings per share                          $   .31     $   .33     $    .35      $   .35
                                                  =======     =======     ========      =======
Diluted earnings per share                        $   .30     $   .32     $    .34      $   .34
                                                  =======     =======     ========      =======

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 1999, 1998, and 1997


NOTE O -- SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE
-------------------------------------------------------

         Obligations for securities sold under agreements to repurchase were collateralized at December 31, 1999 and 1998 by investment securities with a book value including accrued interest of approximately $3.1 million and $3.0 million and a market value of approximately $3.1 million and $3.1 million, respectively. The maximum balance of repurchase agreements outstanding at any month-end during the years ended December 31, 1999 and 1998 was $1.9 million and $3.1 million, and the average month-end balance outstanding for the years was approximately $934,000 and $1.1 million, respectively.

NOTE P -- BUSINESS COMBINATION
------------------------------

         On October 1, 1999, the Company completed a business combination whereby Towne Financial merged with and into the Company and The Blue Ash Building and Loan, renamed Towne Bank, became a wholly-owned subsidiary of the Company. The business combination was accounted for as a pooling-of-interests and, accordingly, the assets, liabilities and capital of the respectively combined companies was added together at historic carrying value. Unaudited pro-forma condensed, combined financial information of the Company and Towne as of and for the year ended December 31, 1998, is as follows:

                                        OAK HILL         TOWNE         PRO-FORMA
                                       FINANCIAL       FINANCIAL       COMBINED
                                                      (unaudited)     (unaudited)
                                            (In thousands, except share data)
Total assets                            $429,979        $122,670        $552,649
                                        ========        ========        ========

Total liabilities                       $392,509        $113,566        $506,075
                                        ========        ========        ========

Shareholders' equity                    $ 37,470        $  9,104        $ 46,574
                                        ========        ========        ========

Total revenue                           $ 35,531        $  9,317        $ 44,848
Total expense                             26,572           7,821          34,393
                                        --------        --------        --------

Net earnings                            $  6,041        $    999        $  7,040
                                        ========        ========        ========

Basic earnings per share                $   1.37        $   4.77        $   1.34
                                        ========        ========        ========

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Oak Hill Financial, Inc.

         We have audited the accompanying consolidated statements of financial condition of Oak Hill Financial, Inc. as of December 31, 1999, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity, comprehensive income, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Hill Financial, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


Cincinnati, Ohio
February 11, 2000