Form 10-Q
period 2000-03-31
OAK HILL FINANCIAL INC
filed 2000-05-10
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2000


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

              Yes  [X]               No   [  ]


         As of May 8, 2000, the latest practicable date, 5,313,081 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.

                            Oak Hill Financial, Inc.


                                TABLE OF CONTENTS



                                                                           Page

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

           Consolidated Statements of Financial Condition                     3

           Consolidated Statements of Earnings                                4

           Consolidated Statements of Comprehensive Income                    5

           Consolidated Statements of Cash Flows                              6

           Notes to Consolidated Financial Statements                         8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

Item 3:  Quantitative and Qualitative Disclosures About Market Risk          12


                          PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   13

Item 2:  Changes in Securities and Use of Proceeds                           13

Item 3:  Default Upon Senior Securities                                      13

Item 4:  Submission of Matters to a Vote of Security Holders                 13

Item 5:  Other Information                                                   14

Item 6:  Exhibits and Reports on Form 8-K                                    14

Signatures

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                          March 31,         December 31,
         ASSETS                                                                                2000                1999

Cash and due from banks                                                                    $ 10,621            $ 14,675
Federal funds sold                                                                            1,787               3,854
Investment securities designated as available for sale - at market                           54,686              53,338

Loans receivable - net                                                                      524,897             507,726
Loans held for sale - at lower of cost or market                                                 -                  243
Office premises and equipment - net                                                           9,173               9,256
Federal Home Loan Bank stock - at cost                                                        4,423               4,079
Accrued interest receivable                                                                   3,534               3,593

Goodwill - net                                                                                  275                 283
Prepaid expenses and other assets                                                             1,416                 312
Prepaid federal income tax                                                                      301               1,220
Deferred federal income tax asset                                                             1,638               1,521
                                                                                            -------             -------

         Total assets                                                                      $612,751            $600,100
                                                                                            =======             =======


         LIABILITIES and STOCKHOLDERS' EQUITY


Deposits                                                                                   $497,055            $488,880
Securities sold under agreements to repurchase                                                  461               1,172
Advances from the Federal Home Loan Bank                                                     57,620              59,680
Notes payable                                                                                   500                 -
Preferred interests in Corporation's debt securities                                          5,000                 -
Accrued interest payable and other liabilities                                                3,131               2,644
                                                                                            -------             -------
         Total liabilities                                                                  563,767             552,376

Stockholders' equity
 Common stock - $.50 stated value;  authorized 15,000,000 shares,  5,388,001 and
    5,369,576 shares issued at March 31, 2000 and  December 31, 1999, respectively            2,703               2,683
 Additional paid-in capital                                                                   4,798               4,650
 Retained earnings                                                                           43,959              42,724
 Treasury stock (50,900 shares at cost)                                                        (755)               (755)
 Accumulated comprehensive loss:
    Unrealized losses on securities designated as available
       for sale, net of related tax effects                                                  (1,721)             (1,578)
                                                                                            -------             -------

         Total stockholders' equity                                                          48,984              47,724
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $612,751            $600,100
                                                                                            =======             =======

                            Oak Hill Financial, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                        (In thousands, except share data)




                                                                              2000                     1999
                                                                                                  (Restated)
Interest income
  Loans                                                                    $11,406                   $ 9,184
  Investment securities                                                        868                     1,421
  Interest-bearing deposits and other                                          128                       213
                                                                            ------                    ------
          Total interest income                                             12,402                    10,818

Interest expense
  Deposits                                                                   5,360                     4,891
  Borrowings                                                                   882                       534
                                                                            ------                    ------
          Total interest expense                                             6,242                     5,425
                                                                            ------                    ------

          Net interest income                                                6,160                     5,393

Provision for losses on loans                                                  360                       310
                                                                            ------                    ------

          Net interest income after
            provision for losses on loans                                    5,800                     5,083

Other income
 Gain on sale of loans                                                          61                       309
 Gain on investment securities transactions                                    -                          15
 Service fees, charges and other operating                                     560                       444
                                                                            ------                    ------
          Total other income                                                   621                       768

General, administrative and other expense
 Employee compensation and benefits                                          2,196                     1,835
 Occupancy and equipment                                                       465                       416
 Federal deposit insurance premiums                                             24                        33
 Franchise taxes                                                               143                       145
 Other operating                                                               943                       721
                                                                            ------                    ------
          Total general, administrative
            and other expense                                                3,771                     3,150
                                                                            ------                    ------

          Earnings before income taxes                                       2,650                     2,701

Federal income taxes
  Current                                                                      927                       848
  Deferred                                                                     (42)                       38
                                                                            ------                    ------

           Total federal income taxes                                          885                       886
                                                                            ------                    ------

           NET EARNINGS                                                    $ 1,765                   $ 1,815
                                                                            ======                    ======

           EARNINGS PER SHARE
             Basic                                                            $.33                      $.35
                                                                               ===                       ===
             Diluted                                                          $.33                      $.34
                                                                               ===                       ===

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)



                                                                              2000             1999
                                                                                          (Restated)
Net earnings                                                               $ 1,765           $1,815

Other comprehensive income, net of tax:

  Unrealized losses on securities designated as available for sale,
    net of tax of $(74) and $(145), respectively                              (143)            (281)

  Reclassification adjustment for realized gains included in net
    earnings, net of tax of $(5)                                               -                (10)
                                                                            ------            -----

Comprehensive income                                                       $ 1,622           $1,524
                                                                            ======            =====

Accumulated comprehensive loss                                             $(1,721)          $ (147)
                                                                            ======            =====


                            Oak Hill Financial, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                               2000            1999
                                                                                                         (Restated)
Cash flows from operating activities:
  Net earnings for the period                                                              $  1,765          $1,815
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                                              196             178
     Amortization of premiums and discounts
         on investment securities - net                                                          14              68
     Amortization of deferred loan origination costs                                             15             103
     Federal Home Loan Bank stock dividends                                                     (53)            (63)
     Loans originated for sale in secondary market                                           (1,974)        (14,146)
     Proceeds from sale of loans in the secondary market                                      2,221          16,078
     Gain on sale of loans                                                                       (4)           (141)
     Provision for losses on loans                                                              360             310
     Gain on investment securities transactions                                                 -               (15)
      Increase (decrease) in cash due to changes in:
       Accrued interest receivable                                                               59             (31)
       Prepaid expenses and other assets                                                        185            (478)
       Accrued expenses and other liabilities                                                   487             105
       Federal income taxes
          Current                                                                              (952)            770
          Deferred                                                                              (42)             38
                                                                                            -------         -------
              Net cash provided by operating activities                                       2,277           4,591

Cash flows provided by (used in) investing activities:
  Loan principal repayments                                                                  50,415          44,281
  Loan disbursements                                                                        (67,961)        (53,618)
  Purchase of loans                                                                             -              (120)
  Principal repayments on mortgage-backed securities
    designated as available for sale                                                            366           1,201
  Principal repayments on mortgage-backed securities
    designated as held-to-maturity                                                              -             1,508
  Proceeds from sale of investment securities
    designated as available for sale                                                            -             3,341
  Proceeds from maturity and redemption of investment securities                                -            10,745
  Proceeds from sale of premises and equipment                                                   30             -
  Purchase of office premises and equipment                                                    (135)           (204)
  Purchase of investment securities designated as available for sale                         (1,946)        (11,695)
  Purchase of investment securities designated as held-to-maturity                              -              (543)
  (Increase) decrease in federal funds sold - net                                             2,067          (2,184)
  Decrease in certificates of deposit in other institutions                                     -                 1
  Purchase of Federal Home Loan Bank stock                                                      291             -
                                                                                            -------         -------
              Net cash used in investing activities                                         (16,873)         (7,287)
                                                                                            -------         -------


              Net cash used in operating and investing
                activities (balance carried forward)                                        (14,596)         (2,696)
                                                                                            -------         -------

                            Oak Hill Financial, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                                               2000            1999
                                                                                                         (Restated)
              Net cash used in operating and investing
                activities (balance brought forward)                                       $(14,596)      $  (2,696)

Cash flows provided by (used in) financing activities:
  Proceeds (repayments) from securities sold under agreement to repurchase                     (711)             39
  Net increase in deposit accounts                                                            8,175           3,668
  Proceeds from Federal Home Loan Bank advances                                              57,560             540
  Repayment of Federal Home Loan Bank advances                                              (59,620)         (1,935)
  Increase in notes payable                                                                     500             -
  Proceeds from issuance of debt securities                                                   5,000             -
  Proceeds from issuance of shares under stock option plan                                      168             200
  Advances by borrowers for taxes and insurance                                                 -              (213)
  Accounts payable on mortgage loans serviced for others                                        -               177
  Dividends paid on common shares                                                              (530)           (421)
                                                                                            -------         -------

              Net cash provided by financing activities                                      10,542           2,055
                                                                                            -------         -------


Net decrease in cash and cash equivalents                                                    (4,054)           (641)
Cash and cash equivalents at beginning of period                                             14,675          13,650
                                                                                            -------         -------


Cash and cash equivalents at end of period                                                 $ 10,621        $ 13,009
                                                                                            =======         =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                   $    -          $     78
                                                                                            =======         =======


    Interest on deposits and borrowed money                                                $  5,959        $  5,560
                                                                                            =======         =======


Supplemental disclosure of noncash investing activities:

     Transfers from loans to real estate acquired through foreclosure                      $    107        $    132
                                                                                            =======         =======

     Transfer of loans held for investment to held for sale                                $    -          $    456
                                                                                            =======         =======

     Transfer of allowance for loan losses from a general to
        a specific allocation                                                              $    -          $     22
                                                                                            =======         =======

    Unrealized losses on securities designated as available
        for sale, net of related tax effects                                               $   (143)       $   (315)
                                                                                            =======         =======

    Recognition of mortgage servicing rights in
       accordance with SFAS No. 125                                                        $     57        $    168
                                                                                            =======         =======


                            Oak Hill Financial, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

               On October 1, 1999, the Oak Hill Financial, Inc. (the "Company") combined with Towne Financial Corporation ("Towne Financial") and its wholly-owned subsidiary Blue Ash Building and Loan Company ("Blue Ash") in a transaction whereby Towne Financial merged with and into the Company and Blue Ash, renamed Towne Bank ("Towne"), became a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been restated to reflect the effects of the business combination as of January 1, 1999. Pursuant to the merger agreement, the Company issued 917,361 shares of common stock in exchange for the shares of Towne.

               The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 1999. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month periods ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation

               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Oak Hill Banks (the "Bank"), Towne, (collectively hereinafter the "Banks"), and Action Finance Company ("Action"). All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share

               Basic   earnings   per  share  are   computed   based   upon  the
          weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 5,331,888 and 5,250,230 for the three-month periods ended March 31, 2000 and 1999, respectively. Diluted earnings per share are computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,331,888 and 5,399,973 for the three-month periods ended March 31, 2000 and 1999, respectively. There were 149,743 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the three-month period ended March 31, 1999. Options to purchase 606,876 shares of common stock with a weighted-average exercise price of $14.42 were outstanding at March 31, 2000, but were excluded from the computation of common shares equivalent because their exercise prices were greater than the average market price of the common shares.

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

                            Oak Hill Financial, Inc.

4.        Effects of Recent Accounting Pronouncements (continued)

               The definition of derivative financial instruments is complex, but in general, it is an instrument with one or more underlyings, such as interest rate or foreign exchange rate that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underling of the embedded derivative is clearly and closely related to the host contract. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to an available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from December 31, 1999 to March 31,
2000

     At March 31, 2000, the Company had total assets of $612.8 million, an increase of approximately $12.7 million, or 2.1%, over December 31, 1999 levels. The increase in total assets was funded primarily by growth in the deposit portfolio of $8.2 million, undistributed net earnings of $1.2 million and increases of $500,000 and $5.0 million in notes payable and capital securities, respectively, which were partially offset by a decrease in Federal Home Loan Bank advances of $2.1 million.

     Cash, federal funds sold and investment securities totaled $67.1 million at March 31, 2000, a decrease of $4.8 million, or 6.6%, from December 31, 1999 levels. Investment securities increased by $1.3 million, or 2.5%, as purchases of $1.9 million exceeded maturities and repayments of $366,000. Securities purchased consisted primarily of U.S. government agency securities. The Banks' liquidity computed for regulatory purposes amounted to approximately 8.49% at March 31, 2000, as compared to liquidity of 8.30% at December 31, 1999.

     Loans receivable and loans held for sale totaled $524.9 million at March 31, 2000, an increase of $16.9 million, or 3.3%, over the total at December 31, 1999. Loan disbursements totaled approximately $69.9 million during the 2000 three-month period, while principal repayments and sales amounted to $50.4 million and $2.2 million, respectively. Loan disbursements increased by $2.2 million, or 3.2%, during the 2000 period, as compared to the three-month period in 1999. Loans originated in 2000 were primarily comprised of commercial loans and 1-4 family residential loans.

     The Company's allowance for loan losses amounted to $6.2 million at March 31, 2000, an increase of $64,000, or 1.0% over the total at December 31, 1999. The allowance for loan losses represented 1.17% of the total loan portfolio at March 31, 2000, as compared to 1.19% at December 31, 1999. The Company's allowance represented 159.6% and 192.4% of non-performing loans, which totaled $3.9 million and $3.2 million at March 31, 2000 and December 31, 1999, respectively.

     The deposit portfolio totaled $497.1 million at March 31, 2000, an increase of $8.2 million, or 1.7%, over December 31, 1999 levels. Proceeds from deposit growth were utilized to fund loan originations and to repay advances from the Federal Home Loan Bank. The increase resulted primarily from management's marketing efforts and competitive pricing with respect to midterm certificate of deposit products throughout the Banks' branch network.

     Advances from the Federal Home Loan Bank totaled $57.6 million at March 31, 2000, a decrease of $2.1 million, or 3.5%, from the balance at December 31, 1999.

     In March 2000, a Delaware statutory business trust owned by the Company (the "Trust"), issued $5.0 million of mandatorily redeemable debt securities. The debt securities issued by the Trust are included in the Company's regulatory capital, specifically as a component of Tier I capital. The proceeds from the issuance of the debt securities and common securities were used by the Trust to purchase from the Company $5.0 million of junior subordinated debentures maturing on March 8, 2030. The subordinated debentures are the sole assets of the Trust, and the Company owns all of the common securities of the Trust. Interest payments on the debt securities are to be made semi-annually at an annual interest rate of 10 7/8 % and are reported as a component of interest expense on borrowings. The net proceeds received by the Company from the sale of the debt securities were used for general corporate purposes, including repaying existing indebtedness, repurchasing the Company's common stock, extending credit to the Company's subsidiaries, and providing general working capital.

     The Banks are required to maintain minimum  regulatory  capital pursuant to
federal   regulations.   At  March  31,  2000,  the  Banks'  regulatory  capital
substantially exceeded all regulatory capital requirements.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 2000 and 1999

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2000 and 1999

General

     Net  earnings  for the three  months  ended  March 31,  2000  totaled  $1.8 million, a decrease of $50,000, or 2.8%, from the earnings reported in the comparable 1999 period. The decrease in earnings in the 2000 period is primarily attributable to a $621,000 increase in general, administrative and other expense, a $50,000 increase in the provision for losses on loans, and a $147,000 decrease in other income, which were partially offset by a $767,000 increase in net interest income, coupled with a $1,000 decrease in the federal income tax provision.

Net Interest Income

     Total interest income totaled $12.4 million for the three months ended March 31, 2000, an increase of $1.6 million, or 14.6%, from the total reported in the comparable 1999 period. The increase resulted primarily from the growth in average interest-earning assets from $533.4 million to $584.4 million for the three-month periods ending March 31, 1999 and 2000, respectively, and an increase in weighted-average yield from 8.22% in 1999 to 8.63% in 2000. Total interest expense totaled $6.2 million for the three months ended March 31, 2000, an increase of $817,000, or 15.1%. The increase resulted primarily from the growth in average interest-bearing liabilities from $465.8 million to $506.6 million for the three month periods ended March 31, 2000 and 1999, respectively, and an increase in the weighted-average cost of funds from 4.72% in 1999 to 4.96% in 2000.

     As a result of the foregoing changes in interest income and interest expense, net interest income increased by $767,000, or 14.2%, for the three months ended March 31, 2000, as compared to the comparable period in 1999. The interest rate spread amounted to 3.54% and 3.67% for the three months ended March 31, 2000 and 1999, while the net interest margin totaled 4.29% and 4.10% for the three months ended March 31, 2000 and 1999, respectively.

Provision for Losses on Loans

     The provision for losses on loans represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The provision for losses on loans totaled $360,000 for the three months ended March 31, 2000, an increase of $50,000, or 16.1% over the comparable period in 1999. The provision was primarily attributable to growth in the loan portfolio year-to-year.

     Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at March 31, 2000, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 2000 and 1999

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2000 and 1999 (continued)

Other Income

     Other income for the three months ended March 31, 2000, totaled $621,000, a decrease of $147,000, or 19.1%, from the $768,000 reported in the comparable 1999 period. The decrease resulted from a $248,000, or 80.3%, decrease in gain on sale of loans and a $15,000 decrease in gain on sale of investments, which were partially offset by a $116,000, or 26.1%, increase in service fees, charges and other operating income. Such increase is primarily attributable to selective increases in service fees and charges.

General, Administrative and Other Expense

     General, administrative and other expense totaled $3.8 million for the three months ended March 31, 2000, an increase of $621,000, or 19.7%, over the March 31, 1999 total. The increase was due primarily to a $361,000, or 19.7%, increase in employee compensation and benefits, an increase in occupancy and equipment expense of $49,000, or 11.8%, and an increase in other operating expenses of $222,000, or 30.8%, which were partially offset by a $2,000, or 1.4%, decrease in franchise taxes, coupled with a $9,000, or 27.3%, decrease in federal deposit insurance premiums.

     The increase in employee compensation and benefits is due primarily to increased staffing levels required in connection with the establishment of new branch locations and additional management staffing, combined with normal merit increases. The increase in occupancy and equipment expense, as well as other operating expenses, resulted primarily from expenses related to the addition of new branch facilities, combined with the Company's overall growth year to year.

Federal Income Taxes

     The provision for federal income taxes totaled $885,000 for the three months ended March 31, 2000, a decrease of $1,000, or 0.1%, from the comparable March 31, 1999 total. The effective tax rates for the three-month periods ended March 31, 2000 and 1999 were 33.4% and 32.8%, respectively.


ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

                            Oak Hill Financial, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

                  Not applicable

ITEM 2.  Changes in Securities

                  Not applicable

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          (a) The Company held its 2000 Annual Meeting of Stockholders on April 25, 2000. Holders of 4,668,521 Common Shares of the Company were present representing 87.5% of the Company's 5,337,101 Common Shares outstanding.

          (b) and (c)   The  following persons were elected  Class II members of
                        the Company's Board of Directors to serve until the 2002
                        Annual Meeting or until their successors are duly elected and qualified. Each person received the number of votes for, or the number of votes with authority withheld, indicated below.

                        Name                              Votes For                  Votes Withheld
                        Barry M. Dorsey, Ed.D.            4,645,256                     23,265
                        Rick  A. McNelly                  4,644,776                     23,745
                        Donald R. Seigneur                4,644,966                     23,555
                        H. Grant Stephenson               4,643,551                     24,970

                      The continuing Class I Directors, whose terms expire at the 2001 Annual Meeting, are: Evan E. Davis, C. Clayton Johnson, John D. Kidd, D. Bruce Knox, and Richard P. Legrand.


                      The proposal for the amendment to the Company's 1995 Stock Option Plan, which increases the number of shares of the Company's Common Stock issuable upon exercise of stock options under the Company's 1995 Stock Option Plan from 800,000 to 1,200,000 shares, was approved with 3,458,939 votes FOR, 505,542 votes AGAINST, and 9,581 votes ABSTAIN.


                     The proposal for the ratification of the appointment of Grant Thornton, LLP as independent auditors for the Company for the fiscal year ending December 31, 2000, was approved with 4,656,709 votes FOR, 5,735 votes AGAINST, and 6,077 votes ABSTAIN.

ITEM 5.  Other Information

          On April 11, 2000, the Company announced its intention to repurchase up to 320,000 shares, or approximately 6%, of its outstanding common stock. The repurchase program will run through December 31, 2000. The Company's Board of Directors approved the buyback program in light of the existing market conditions and the capital position of the Company.

          As of May 8, 2000, the Company had acquired 24,020 shares of its common stock through open market transactions. The repurchased shares will become treasury shares that will be used for general corporate purposes, including mitigating the potentially dilutive effect of the Company's stock option plan.

ITEM 6.  Exhibits and Reports on Form 8-K

          The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

          (a) Form 8-K, dated January 7, 2000, filed with the Securities and Exchange Commission on January 12, 2000.

          (b) Form 8-K, dated April 10, 2000, filed with the Securities and Exchange Commission on April 12, 2000.

          (c) Form 8-K, dated April 11, 2000, filed with the Securities and Exchange Commission on April 13, 2000.

          Exhibits: Financial Data Schedule for the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 8, 2000                                    By: /s/John D. Kidd
       -----------                                        ---------------
                                                          John D. Kidd
                                                          President


Date:  May 8, 2000                                    By: /s/Ron J. Copher
       -----------                                       ----------------
                                                         Ron J. Copher
                                                         Chief Financial Officer