Form 10-Q
period 2000-06-30
OAK HILL FINANCIAL INC
filed 2000-08-02
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2000


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

                    Yes  X                         No
                        -----                         ----



         As of July 28, 2000 the latest practicable date, 5,188,306 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.

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

Signatures

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                             June30,        December 31,
         ASSETS                                                                                2000                1999
Cash and due from banks                                                                   $  12,230            $ 14,675
Federal funds sold                                                                              191               3,854
Investment securities designated as held to maturity - at cost
   (approximate market value of $4,796 at June 30, 2000)                                      4,947                   -
Investment securities designated as available for sale - at market                           54,054              53,338

Loans receivable - net                                                                      547,649             507,726
Loans held for sale - at lower of cost or market                                                  -                 243
Office premises and equipment - net                                                           9,350               9,256
Federal Home Loan Bank stock  - at cost                                                       4,574               4,079
Accrued interest receivable                                                                   3,924               3,593


Goodwill - net                                                                                  266                 283
Prepaid expenses and other assets                                                             1,613                 312
Prepaid federal income tax                                                                        -               1,220
Deferred federal income tax asset                                                             2,050               1,521
                                                                                            -------             -------

         Total assets                                                                      $640,848            $600,100
                                                                                            =======             =======



         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $501,113            $488,880
Securities sold under agreements to repurchase                                                  377               1,172
Advances from the Federal Home Loan Bank                                                     82,371              59,680
Guaranteed preferred beneficial interests in the Corporation's
   junior subordinated debentures                                                             5,000                   -
Accrued interest payable and other liabilities                                                3,324               2,644
Federal income taxes payable                                                                    102                   -
                                                                                            -------             -------
         Total liabilities                                                                  592,287             552,376

Stockholders' equity
 Common stock - $.50 stated value;  authorized 15,000,000 shares,  5,402,851 and
    5,369,576 shares issued at June 30, 2000 and December 31, 1999, respectively              2,701               2,683
 Additional paid-in capital                                                                   4,925               4,650
 Retained earnings                                                                           45,243              42,724
 Treasury stock (181,945 and 50,900 shares - at cost at
     June 30, 2000 and December 31, 1999, respectively)                                      (2,661)               (755)
  Accumulated comprehensive loss:
     Unrealized losses on securities designated as available
        for sale, net of related tax effects                                                 (1,647)             (1,578)
                                                                                            -------             -------

         Total stockholders' equity                                                          48,561              47,724
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $640,848            $600,100
                                                                                            =======             =======

                            Oak Hill Financial, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                    Six Months Ended                 Three Months Ended
                                                                          June 30                           June 30
                                                                   2000         1999                  2000         1999
                                                                          (Restated)                         (Restated)
Interest income
  Loans                                                         $23,511      $18,512               $12,105      $ 9,328
  Investment securities                                           1,816        2,767                   948        1,346
  Interest-bearing deposits and other                               221          394                    93          181
                                                                 ------       ------                ------       ------
         Total interest income                                   25,548       21,673                13,146       10,855


Interest expense
  Deposits                                                       11,092        9,596                 5,732        4,705
  Borrowings                                                      2,060        1,093                 1,178          559
                                                                 ------       ------                ------       ------
         Total interest expense                                  13,152       10,689                 6,910        5,264
                                                                 ------       ------                ------       ------


         Net interest income                                     12,396       10,984                 6,236        5,591

Provision for losses on loans                                       858          719                   498          409
                                                                 ------       ------                ------       ------

         Net interest income after
           provision for losses on loans                         11,538       10,265                 5,738        5,182

Other income
  Gain on sale of loans                                              66          463                     5          154
  Gain on investment securities transactions                          -           18                     -            3
  Service fees, charges and other operating                       1,202          973                   642          529
                                                                 ------       ------                ------       ------
         Total other income                                       1,268        1,454                   647          686

General, administrative and other expense
 Employee compensation and benefits                               4,225        3,677                 2,029        1,842
 Occupancy and equipment                                            922          852                   457          436
 Federal deposit insurance premiums                                  49           58                    25           25
 Franchise taxes                                                    266          267                   123          122
 Other operating                                                  1,977        1,482                 1,034          761
                                                                 ------       ------                ------       ------
         Total general, administrative
           and other expense                                      7,439        6,336                 3,668        3,186
                                                                 ------       ------                ------       ------

         Earnings before income taxes                             5,367        5,383                 2,717        2,682

Federal income taxes
  Current                                                         2,288        1,769                   461          921
  Deferred                                                         (492)          (5)                  450          (43)
                                                                 ------       ------                ------       ------

         Total federal income taxes                               1,796        1,764                   911          878
                                                                 ------       ------                ------       ------

         NET EARNINGS                                           $ 3,571      $ 3,619               $ 1,806      $ 1,804
                                                                 ======       ======                ======       ======

         EARNINGS PER SHARE
           Basic                                                   $.67         $.68                  $.34         $.34
                                                                    ===          ===                   ===          ===
           Diluted                                                 $.67         $.67                  $.34         $.33
                                                                    ===          ===                   ===          ===

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                      Six Months                       Three Months
                                                                         Ended                              Ended
                                                                        June 30,                           June 30,
                                                                   2000         1999                  2000         1999
                                                                           (Restated)                         (Restated)
Net earnings                                                    $ 3,571      $ 3,619               $ 1,806      $ 1,804

Other comprehensive income (loss), net of tax:

   Unrealized gains (losses) on securities
     designated as available for sale,
     net of tax of $(37), $(659), $38, and $(509)
     for the respective periods                                     (69)      (1,268)                   74         (987)

    Reclassification adjustment for gains included
     in net earnings, net of tax of $(6) and $(1)
     for the six and three months ended June 30, 1999                 -          (12)                    -           (2)
                                                                 ------      -------                ------       ------

Comprehensive income                                            $ 3,645      $ 2,339               $ 1,880      $   815
                                                                 ======       ======                ======       ======

Accumulated other comprehensive loss                            $(1,647)     $(1,136)              $(1,647)     $(1,136)
                                                                 ======       ======                ======       ======

                            Oak Hill Financial, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)


                                                                                               2000            1999
                                                                                                          (Restated)
  Cash flows from operating activities:
    Net earnings for the period                                                            $  3,571        $  3,619

    Adjustments  to  reconcile  net  earnings to net cash  provided by (used in)
     operating activities:
      Depreciation and amortization                                                             397             369
      Amortization of premiums and discounts on investment securities - net                      28             119
      Amortization of deferred loan origination costs                                            75             187
      Federal Home Loan Bank stock dividends                                                   (135)           (129)
      Loans originated for sale in secondary market                                          (4,143)        (24,428)
      Proceeds  from sale of loans in the secondary market                                    4,399          26,942
      Gain on sale of loans                                                                     (13)           (221)
      Provision for losses on loans                                                             858             719
      Gain on investment securities transactions                                                  -             (18)
      Loss on sale of assets                                                                     19               -
      Increase (decrease) in cash due to changes in:
        Accrued interest receivable                                                            (331)            106
        Prepaid expenses and other assets                                                      (988)           (652)
        Accrued expenses and other liabilities                                                  680             188
        Federal income taxes
          Current                                                                             1,322             235
          Deferred                                                                             (492)             (5)
                                                                                            -------         -------
               Net cash provided by operating activities                                      5,247           7,031

Cash flows provided by (used in) investing activities:
   Loan  principal repayments                                                               111,408          89,877
   Loan disbursements                                                                      (152,844)       (118,063)
   Purchase of loans                                                                              -            (432)
   Principal repayments on mortgage-backed securities
     designated as available-for-sale                                                           766           2,403
   Principal repayments on mortgage-backed securities
     designated as held-to-maturity                                                               -           2,956
   Proceeds from maturity and redemption of investment securities                               330          13,745
   Proceeds from investment securities transactions                                               -           3,777
   Purchase of office premises and equipment                                                   (516)           (565)
   Proceeds from sale of assets                                                                 290              18
   Purchase of investment securities designated as available-for-sale                        (1,946)        (16,088)
   Purchase of investment securities designated as held-to-maturity                          (4,947)           (543)
   Decrease in federal funds sold - net                                                       3,663           9,583
   Purchase of Federal Home Loan Bank stock                                                    (360)              -
                                                                                            -------         -------
              Net cash used in investing activities                                         (44,156)        (13,332)
                                                                                            -------         -------

              Net cash used in operating and investing
                activities (balance carried forward)                                        (38,909)         (6,301)
                                                                                            -------         -------

                            Oak Hill Financial, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)

                                                                                               2000            1999
                                                                                                         (Restated)
      Net cash used in operating and investing
        activities (balance brought forward)                                              $ (38,909)       $ (6,301)

Cash flows provided by (used in) financing activities:
  Proceeds from (repayments of) securities sold under agreement to repurchase                  (795)             39
  Net increase (decrease) in deposit accounts                                                12,233          (7,285)
  Proceeds from Federal Home Loan Bank advances                                             556,405          21,890
  Repayment of Federal Home Loan Bank advances                                             (533,714)        (11,450)
  Increase in federal funds purchased - net                                                       -             700
  Proceeds from issuance of shares under stock option plan                                      293             240
  Proceeds from issuance of debt securities                                                   5,000               -
  Advances by borrowers for taxes and insurance                                                   -            (442)
  Accounts payable on mortgage loans serviced for others                                          -             (16)
  Purchase of treasury stock                                                                 (1,906)              -
  Dividends paid on common shares                                                            (1,052)           (840)
                                                                                            -------         -------

       Net cash provided by financing activities                                             36,464           2,836
                                                                                            -------         -------

Net decrease in cash and cash equivalents                                                    (2,445)         (3,465)
Cash and cash equivalents at beginning of period                                             14,675          13,650
                                                                                            -------         -------
Cash and cash equivalents at end of period                                                 $ 12,230        $ 10,185
                                                                                            =======         =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                   $  1,285        $  1,535
                                                                                            =======         =======

    Interest on deposits and borrowed money                                                $ 12,694        $ 10,897
                                                                                            =======         =======

Supplemental disclosure of noncash investing activities:
  Transfers of loans held for investment to held for sale                                  $      -        $    456
                                                                                            =======         =======

  Transfers of loans held for sale to held for investment                                  $      -        $    873
                                                                                            =======         =======

  Transfer of allowance for loan losses from a general to a specific allocation            $      -        $     22
                                                                                            =======         =======

  Transfer from loans to real estate acquired through foreclosure                          $    873        $    136
                                                                                            =======         =======

  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                   $    (69)       $ (1,280)
                                                                                            =======         =======

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 125                                                           $     53        $    242
                                                                                            =======         =======

                            Oak Hill Financial, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

                  On October 1, 1999, Oak Hill  Financial,  Inc. (the "Company")
         combined with Towne Financial Corporation ("Towne Financial") and its wholly-owned subsidiary Blue Ash Building and Loan Company ("Blue Ash") in a transaction whereby Towne Financial was merged with and into the Company and Blue Ash, renamed Towne Bank ("Towne"), became a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been restated to reflect the effects of the business combination as of January 1, 1999. Pursuant to the merger agreement, the Company issued 917,361 shares of common stock in exchange for the shares of Towne.

                  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Oak Hill Financial, Inc. (the "Company") included in the Annual Report on Form 10-K for the year ended December 31, 1999. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Oak Hill Banks (the "Bank"), Towne, (collectively hereinafter the "Banks"), and Action Finance Company ("Action"). All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share

                  Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 5,308,940, 5,285,922, 5,224,241, and 5,285,799 for the three and six-month periods ended June 30, 2000 and 1999, respectively. Diluted earnings per share are computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,308,940, 5,285,922, 5,395,933, and 5,396,334 for the three and six-month periods ended June 30, 2000 and 1999, respectively. There were 171,692, and 110,535 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the three and six-month periods ended June 30, 1999. Options to purchase 592,026 shares of common stock with a weighted-average exercise price of $14.64 were outstanding at June 30, 2000, but were excluded from the computation of common shares equivalent because their exercise prices were greater than the average market price of the common shares.

                            Oak Hill Financial, Inc.

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

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from  December 31, 1999 to June 30,
2000

     At June 30, 2000, the Company had total assets of $640.8 million, an increase of approximately $40.7 million, or 6.8%, over December 31, 1999 levels. The increase in total assets was funded primarily by growth in the deposit portfolio of $12.2 million, undistributed net earnings of $2.5 million and increases of $22.7 million and $5.0 million in Federal Home Loan Bank advances and capital securities, respectively.

     Cash, federal funds sold and investment securities totaled $71.4 million at June 30, 2000, a decrease of $445,000, or 0.6%, from December 31, 1999 levels. During the six months ended June 30, 2000, management purchased $6.9 million of investment securities, while $1.1 million of securities matured or were called. Securities purchased consisted primarily of U.S. government agency securities and trust preferred securities, the latter of which were classified as held-to-maturity.

     Loans receivable and loans held for sale totaled $547.6 million at June 30, 2000, an increase of $39.7 million, or 7.8%, over the total at December 31, 1999. Loan disbursements totaled approximately $157.0 million during the 2000 six-month period, while principal repayments and sales amounted to $112.0 million and $4.4 million, respectively. Loan disbursements increased by $14.5 million, or 10.2%, during the 2000 period, as compared to the comparable period in 1999. Loans originated in 2000 were primarily comprised of commercial and 1-4 family residential loans.

     The Company's allowance for loan losses amounted to $6.5 million at June 30, 2000, an increase of $337,000, or 5.5%, over the total at December 31, 1999. The allowance for loan losses represented 1.17% of the total loan portfolio at June 30, 2000, as compared to 1.19% at December 31, 1999. Net charge-offs totaled approximately $521,000 and $352,000 for the six months ended June 30, 2000 and 1999, respectively. The Company's allowance represented 405.8% and 192.4% of non-performing loans, which totaled $1.6 million and $3.2 million at June 30, 2000 and December 31, 1999, respectively. Nonperforming loans at June 30, 2000 consisted of $587,000 in installment loans and $1.0 million of loans secured primarily by commercial real estate and 1 - 4 family residential real estate. In management's opinion, all nonperforming loans at June 30, 2000 were adequately collateralized.

     The deposit portfolio totaled $501.1 million at June 30, 2000, an increase of $12.2 million, or 2.5%, over December 31, 1999 levels. The increase resulted primarily from management's marketing efforts and competitive pricing with respect to midterm certificates of deposit products throughout the Banks' branch network. Proceeds from deposit growth were utilized primarily to fund loan originations.

     Advances from the Federal Home Loan Bank totaled $82.4 million at June 30, 2000, an increase of $22.7 million, or 38.0%, over December 31, 1999. Proceeds from advances were used to fund loan originations during the period.

     In March 2000, a Delaware statutory business trust owned by the Company (the "Trust"), issued $5.0 million of mandatorily redeemable debt securities. The debt securities issued by the Trust are included in the Company's regulatory capital, specifically as a component of Tier I capital. The proceeds from the issuance of the debt securities and common securities were used by the Trust to purchase from the Company $5.0 million of junior subordinated debentures maturing on March 8, 2030. The subordinated debentures

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 1999 to June 30, 2000 (continued)

are the sole assets of the Trust, and the Company owns all of the common securities of the Trust. Interest payments on the debt securities are to be made semi-annually at an annual interest rate of 10 7/8% and are reported as a component of interest expense on borrowings. The net proceeds received by the Company from the sale of the debt securities were used for general corporate purposes, including repaying existing indebtedness, repurchasing the Company's stock, extending credit to the Company's subsidiaries, and providing general working capital.

     The Bank is required to maintain  minimum  regulatory  capital  pursuant to
federal   regulations.   At  June  30,  2000,  the  Bank's  regulatory   capital
substantially exceeded all regulatory capital requirements.



Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2000 and 1999

General

     Net earnings for the six months ended June 30, 2000 totaled $3.6 million, a decrease of $48,000, or 1.3%, from the net earnings reported in the comparable 1999 period. The decrease in earnings in the 2000 period is primarily attributable to a $186,000 decrease in other income, a $1.1 million increase in general, administrative and other expenses, and an increase in the federal income tax provision of $32,000, which were partially offset by a $1.3 million increase in net interest income after provision for losses on loans.

Net Interest Income

     Total interest income for the six months ended June 30, 2000 increased by $3.9 million, or 17.9%, reflecting the effects of growth in average interest-earning assets from $532.4 million to $591.8 million for the six-month periods ending June 30, 1999 and 2000, respectively, and an increase in the weighted-average yield from 8.21% in 1999 to 8.68% in 2000. Similarly, total interest expense increased for the six months ended June 30, 2000 by $2.5 million, or 23.0%, also reflecting the growth in average interest-bearing liabilities from $463.2 million to $517.2 million for the six-month periods ending June 30, 1999 and 2000, respectively, and an increase in the weighted-average cost of funds from 4.65% in 1999 to 5.11% in 2000.

     As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.4 million, or 12.9%, for the six months ended June 30, 2000, as compared to the comparable period in 1999. The interest rate spread amounted to 3.57% and 3.56% for the six months ended June 30, 2000 and 1999, while the net interest margin totaled 4.21% and 4.16% for the six months ended June 30, 2000 and 1999, respectively.

Provision for Losses on Loans

     The provision for losses on loans totaled $858,000 for the six months ended June 30, 2000, a $139,000 increase over the comparable 1999 period. The increase in the provision was primarily attributable to the growth in the loan portfolio year-to-year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 2000 and 1999

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2000 and 1999 (continued)

     Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 2000, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

     Other income decreased for the six months ended June 30, 2000 by $186,000, or 12.8%, from the comparable 1999 period. The decrease resulted from a $397,000 decrease in gain on sale of loans and an $18,000 decrease in gain on investment securities transactions, which were partially offset by a $229,000, or 23.5%, increase in service fees, charges and other operating income. The decrease in gain on sale of loans was due primarily to a $22.3 million, or 83.6%, reduction in sales volume year-to-year. The decline in sales volume reflects the less favorable market conditions resulting from the increase in interest rates over the period. Management expects such a decline in sales volume to continue in the current interest rate environment. The increase in service fees, charges and other operating income was due primarily to increased product and service fees, coupled with the Company's overall growth year-to-year.

General, Administrative and Other Expense

     General, administrative and other expense increased for the six months ended June 30, 2000 by $1.1 million, or 17.4%, over the comparable six-month period in 1999. The increase was due primarily to a $548,000, or 14.9%, increase in employee compensation and benefits, a $70,000, or 8.2%, increase in occupancy and equipment expense, and a $495,000, or 33.4%, increase in other operating expenses.

     The increase in employee compensation and benefits was due primarily to increased staffing levels required in connection with the establishment of five new branch locations and additional management staffing, combined with normal merit increases. The increase in occupancy and equipment expense, as well as other operating expenses, resulted primarily from expenses related to the addition of new branch facilities, combined with the Company's overall growth year-to-year.

Federal Income Taxes

     The provision for federal income taxes increased by $32,000, or 1.8%, during the six months ended June 30, 2000, as compared to the same period in 1999. The effective tax rates for the six-month periods ended June 30, 2000 and 1999 were 33.5% and 32.8%, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 2000 and 1999

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2000 and 1999

General

     Net earnings for the three months ended June 30, 2000 totaled $1.8 million, an increase of $2,000, or 0.1%, over the amount reported in the comparable 1999 period. The increase in earnings in the 2000 period is primarily attributable to a $556,000 increase in net interest income after provision for losses on loans, which was partially offset by a $39,000 decrease in other income, a $482,000 increase in general, administrative and other expense and an increase in the federal income tax provision of $33,000. .

Net Interest Income

     Total interest income for the three months ended June 30, 2000 increased by $2.3 million, or 21.1%, generally reflecting the effects of growth in average interest-earning assets from $531.8 million to $603.2 million for the three-month periods ending June 30, 1999 and 2000, respectively, and an increase in the weighted-average yield from 8.19% in 1999 to 8.76% in 2000. Similarly, total interest expense increased for the three months ended June 30, 2000 by $1.6 million, or 31.3%, reflecting the growth in average interest-bearing liabilities from $460.9 million to $527.9 million for the three-month periods ended June 30, 1999 and 2000, respectively, and an increase in weighted-average cost of funds from 4.58% in 1999 to 5.26% in 2000.

     As a result of the foregoing changes in interest income and interest expense, net interest income increased by $645,000, or 11.5%, for the three months ended June 30, 2000, as compared to the comparable quarter in 1999. The interest rate spread amounted to 3.50% and 3.61% for the three months ended June 30, 2000 and 1999, while the net interest margin totaled 4.16% and 4.22% for the three months ended June 30, 2000 and 1999, respectively.

Provision for Losses on Loans

     The provision for losses on loans totaled $498,000 for the three months ended June 30, 2000, an increase of $89,000, or 21.8%, over the comparable 1999 period. The increase in the provision was primarily attributable to growth in the loan portfolio year-to-year.

     Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 2000, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

     Other income decreased for the three months ended June 30, 2000 by $39,000, or 5.7%, from the comparable 1999 period. The decrease resulted from a $149,000 decrease in gain on sale of loans and a $3,000 decrease in gain on investment securities transactions, which were partially offset by a $113,000, or 21.4%, increase in service fees, charges and other operating income, due primarily to increased product and service fees, coupled with the Company's overall growth year-to-year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 2000 and 1999

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2000 and 1999 (continued)

General, Administrative and Other Expense

     General, administrative and other expense increased for the three months ended June 30, 2000 by $482,000, or 15.1%. The increase was due primarily to a $187,000, or 10.2%, increase in employee compensation and benefits, a $21,000, or 4.8%, increase in occupancy and equipment expense, and a $273,000, or 35.9%, increase in other operating expenses.

     The increase in employee compensation and benefits was due primarily to increased staffing levels required in connection with the establishment of five new branch locations and additional management staffing, combined with normal merit increases. The increase in occupancy and equipment expense, as well as other operating expenses, resulted primarily from expenses related to the addition of new branch facilities, combined with the Company's overall growth year-to-year.

Federal Income Taxes

     The provision for federal income taxes increased by $33,000, or 3.8%, during the three months ended June 30, 2000, as compared to the same period in 1999. The effective tax rates for the three-month periods ended June 30, 2000 and 1999 were 33.5% and 32.7%, respectively.


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

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None


ITEM 5.  Other Information

         On April 11, 2000, the Company announced its intention to repurchase up to 320,000 shares, or approximately 6%, of its outstanding common stock. The repurchase program will run through December 31, 2000. The Company's Board of Directors approved the buyback program in light of the existing market conditions and the capital position of the Company. As of July 28, 2000, the Company had repurchased 163,645 shares at a weighted-average price of $15.19 per share.


ITEM 6.  Exhibits and Reports on Form 8-K

          The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

          (a) Form 8-K, dated July 10, 2000, filed with the Securities and Exchange Commission on July 17, 2000.

          Exhibits:

          27.1 Financial Data Schedule for the six-month period ended June 30, 2000.

          27.2 Restated Financial Data Schedule for the six-month period ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  July 31, 2000                   By: /s/John D. Kidd
       -------------                       ----------------------------
                                              John D. Kidd
                                              President


Date:  July 31, 2000                   By: /s/Ronald J. Copher
       -------------                       ----------------------------
                                              Ronald J. Copher
                                              Chief Financial Officer