Form 10-Q
period 2000-09-30
OAK HILL FINANCIAL INC
filed 2000-10-30
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2000


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

          Yes  [X]                            No   [  ]



         As of October 27, 2000 the latest practicable date, 5,131,256 shares of the registrant's common stock, $.50 stated value, were issued and outstanding.

                            Oak Hill Financial, Inc.


                                TABLE OF CONTENTS



Page

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

             Consolidated Statements of Financial Condition                   3

             Consolidated Statements of Earnings                              4

             Consolidated Statements of Comprehensive Income                  5

             Consolidated Statements of Cash Flows                            6

             Notes to Consolidated Financial Statements                       8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

Item 3:  Quantitative and Qualitative Disclosures About Market Risk          14


                     PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   15

Item 2:  Changes in Securities and Use of Proceeds                           15

Item 3:  Default Upon Senior Securities                                      15

Item 4:  Submission of Matters to a Vote of Security Holders                 15

Item 5:  Other Information                                                   15

Item 6:  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                      September 30,        December 31,
         ASSETS                                                                                2000                1999
Cash and due from banks                                                                   $  10,335            $ 14,675
Federal funds sold                                                                              122               3,854
Investment securities designated as held to maturity - at cost
   (approximate market value of $4,891 at September 30, 2000)                                 4,947                   -

Investment securities designated as available for sale - at market                           54,010              53,338

Loans receivable - net                                                                      580,668             507,726
Loans held for sale - at lower of cost or market                                                163                 243
Office premises and equipment - net                                                           9,336               9,256
Federal Home Loan Bank stock - at cost                                                        4,889               4,079
Accrued interest receivable                                                                   4,455               3,593

Goodwill - net                                                                                  258                 283
Prepaid expenses and other assets                                                             1,139                 312
Prepaid federal income tax                                                                       93               1,220
Deferred federal income tax asset                                                             1,990               1,521
                                                                                            -------             -------

         Total assets                                                                      $672,405            $600,100
                                                                                            =======             =======



         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $541,596            $488,880
Securities sold under agreements to repurchase                                                  129               1,172
Advances from the Federal Home Loan Bank                                                     72,046              59,680
Notes payable                                                                                 1,600                   -
Guaranteed preferred beneficial interests in the Corporation's
   junior subordinated debentures                                                             5,000                   -
Accrued interest payable and other liabilities                                                3,568               2,644
                                                                                            -------             -------
        Total liabilities                                                                   623,939             552,376

Stockholders' equity
 Common stock - $.50 stated value;  authorized 15,000,000 shares,  5,402,851 and
    5,369,576 shares issued at September 30, 2000 and
    December 31, 1999, respectively                                                           2,701               2,683
 Additional paid-in capital                                                                   4,937               4,650
 Retained earnings                                                                           46,247              42,724
 Treasury stock (271,595 and 50,900 shares - at cost at
     September 30, 2000 and December 31, 1999, respectively)                                 (4,117)               (755)
  Accumulated comprehensive loss:
     Unrealized losses on securities designated as available
        for sale, net of related tax effects                                                 (1,302)             (1,578)
                                                                                            -------             -------

         Total stockholders' equity                                                          48,466              47,724
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $672,405            $600,100
                                                                                            =======             =======

                            Oak Hill Financial, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                   Nine Months Ended                 Three Months Ended
                                                                     September 30,                      September 30,
                                                                   2000         1999                  2000         1999
                                                                          (Restated)                         (Restated)
Interest income
  Loans                                                         $36,554      $28,763               $13,043      $10,253
  Investment securities                                           2,800        4,126                   984        1,358
  Interest-bearing deposits and other                               317          526                    96          131
                                                                 ------       ------                ------       ------
       Total interest income                                     39,671       33,415                14,123       11,742


Interest expense
  Deposits                                                       17,589       14,376                 6,497        4,781
  Borrowings                                                      3,459        1,985                 1,399          891
                                                                 ------       ------                ------       ------
       Total interest expense                                    21,048       16,361                 7,896        5,672
                                                                 ------       ------                ------       ------


       Net interest income                                       18,623       17,054                 6,227        6,070

Provision for losses on loans                                     1,566        1,894                   708        1,175
                                                                 ------       ------                ------       ------
       Net interest income after
         provision for losses on loans                           17,057       15,160                 5,519        4,895

Other income (loss)
  Gain on sale of loans                                              87          467                    21            4
  Loss on investment securities transactions                         (6)      (2,166)                   (6)      (2,184)
  Service fees, charges and other operating                       1,856        1,564                   654          591
                                                                 ------       ------                ------       ------
       Total other income (loss)                                  1,937         (135)                  669       (1,589)

General, administrative and other expense
 Employee compensation and benefits                               6,545        5,647                 2,320        1,969
 Occupancy and equipment                                          1,407        1,308                   485          457
 Federal deposit insurance premiums                                  75           90                    26           31
 Franchise taxes                                                    394          405                   128          138
 Other operating                                                  2,910        2,255                   933          774
 Merger-related expenses                                              -          850                     -          850
                                                                 ------       ------                ------       ------
       Total general, administrative
         and other expense                                       11,331       10,555                 3,892        4,219
                                                                 ------       ------                ------       ------


       Earnings (loss) before income taxes (credits)              7,663        4,470                 2,296         (913)

Federal income taxes (credits)
  Current                                                         3,172        1,434                   648         (377)
  Deferred                                                         (610)          10                   118           57
                                                                 ------       ------                ------       ------

       Total federal income taxes (credits)                       2,562        1,444                   766         (320)
                                                                 ------       ------                ------       ------

       NET EARNINGS (LOSS)                                      $ 5,101      $ 3,026               $ 1,530      $  (593)
                                                                 ======       ======                ======       ======

       EARNINGS (LOSS) PER SHARE
          Basic                                                    $.97         $.57                  $.30       $(.11)
                                                                    ===          ===                   ===        ====
          Diluted                                                  $.97         $.56                  $.29       $(.11)
                                                                    ===          ===                   ===        ====

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                   Nine Months Ended                 Three Months Ended
                                                                      September 30,                      September 30,
                                                                   2000         1999                  2000          1999
                                                                           (Restated)                          (Restated)
Net earnings (loss)                                             $ 5,101      $ 3,026               $ 1,530      $  (593)

Other comprehensive income (loss), net of tax:

  Unrealized gains (losses) on securities
    designated as available for sale,
    net of tax of $141, $(1,393), $178, and $(740)
    for the respective periods                                      272       (2,704)                  341       (1,436)

  Reclassification adjustment for losses included
    in net earnings, net of tax of $2, $736, $2, and $742
    for the respective periods                                        4        1,430                     4        1,442
                                                                 ------       ------                ------       ------

Comprehensive income (loss)                                     $ 5,377      $ 1,752               $ 1,875      $  (587)
                                                                 ======       ======                ======       ======


Accumulated other comprehensive loss                            $(1,302)     $(1,130)              $(1,302)     $(1,130)
                                                                 ======       ======                ======       ======

                            Oak Hill Financial, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)


                                                                                               2000            1999
                                                                                                          (Restated)
  Cash flows from operating activities:
    Net earnings for the period                                                            $  5,101        $  3,026

    Adjustments  to  reconcile  net  earnings to net cash  provided by (used in)
     operating activities:
      Depreciation and amortization                                                             623             566
      Amortization of premiums and discounts on investment securities - net                      31             160
      Amortization of deferred loan origination costs                                           121             283
      Federal Home Loan Bank stock dividends                                                   (244)           (199)
      Loans originated for sale in secondary market                                          (6,780)        (26,243)
      Proceeds from sale of loans in the secondary market                                     6,890          28,716
      Gain on sale of loans                                                                     (30)           (239)
      Provision for losses on loans                                                           1,566           1,894
      Loss on investment securities transactions                                                  6           2,166
      (Gain) loss on sale of assets                                                              20             (13)
      Increase (decrease) in cash due to changes in:
        Accrued interest receivable                                                            (862)            115
        Prepaid expenses and other assets                                                      (758)           (811)
        Accrued expenses and other liabilities                                                  924           1,299
        Federal income taxes
          Current                                                                             1,127            (933)
          Deferred                                                                             (610)             10
                                                                                             ------          ------
             Net cash provided by operating activities                                        7,125           9,797

Cash flows provided by (used in) investing activities:
   Loan  principal repayments                                                               160,530         137,026
   Loan disbursements                                                                      (235,739)       (201,465)
   Purchase of loans                                                                              -            (536)
   Principal repayments on mortgage-backed securities
     designated as available-for-sale                                                         1,334           3,405
   Principal repayments on mortgage-backed securities
     designated as held-to-maturity                                                               -           3,615
   Proceeds from maturity and redemption of investment securities                               330          14,745
   Proceeds from investment securities transactions                                           1,150          41,014
   Purchase of office premises and equipment                                                   (720)         (1,507)
   Proceeds from sale of assets                                                                 533              39
   Purchase of investment securities designated as available-for-sale                        (3,106)        (16,088)
   Purchase of investment securities designated as held-to-maturity                          (4,947)         (1,039)
   Decrease in federal funds sold - net                                                       3,732           9,186
   Purchase of Federal Home Loan Bank stock                                                    (566)           (129)
                                                                                             ------          ------
             Net cash used in investing activities                                          (77,469)        (11,734)
                                                                                             ------          ------

             Net cash used in operating and investing
                activities (balance carried forward)                                        (70,344)         (1,937)
                                                                                             ------          ------

                            Oak Hill Financial, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                               2000            1999
                                                                                                         (Restated)
      Net cash used in operating and investing
        activities (balance brought forward)                                             $  (70,344)       $ (1,937)

Cash flows provided by (used in) financing activities:
  Repayments of securities sold under agreement to repurchase                                (1,043)           (232)
  Net increase (decrease) in deposit accounts                                                52,716          (2,759)
  Proceeds from Federal Home Loan Bank advances                                           1,921,841         496,929
  Repayment of Federal Home Loan Bank advances                                           (1,909,475)       (455,332)
  Proceeds from notes payable                                                                 2,100              -
  Repayment of notes payable                                                                   (500)             -
  Proceeds from issuance of shares under stock option plan                                      305             245
  Proceeds from issuance of debt securities                                                   5,000               -
  Advances by borrowers for taxes and insurance                                                   -            (241)
  Purchase of treasury stock                                                                 (3,362)              -
  Dividends paid on common shares                                                            (1,578)         (1,261)
                                                                                          ---------         -------

      Net cash provided by financing activities                                              66,004          37,349
                                                                                          ---------         -------

Net increase (decrease) in cash and cash equivalents                                         (4,340)         35,412
Cash and cash equivalents at beginning of period                                             14,675          13,650
                                                                                          ---------         -------

Cash and cash equivalents at end of period                                               $   10,335        $ 49,062
                                                                                          =========         =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                 $    2,364        $  2,346
                                                                                          =========         =======

    Interest on deposits and borrowed money                                              $   20,590        $ 16,519
                                                                                          =========         =======

Supplemental disclosure of non-cash investing activities:
  Transfers of loans held for investment to held for sale                                $        -        $    456
                                                                                          =========         =======

  Transfers of loans held for sale to held for investment                                $        -        $    873
                                                                                          =========         =======

  Transfer of allowance for loan losses from a general to a specific allocation          $        -        $     22
                                                                                          =========         =======

  Transfer from loans to real estate acquired through foreclosure                        $      663        $    136
                                                                                          =========         =======

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                 $      276        $ (1,274)
                                                                                          =========         =======

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 125                                                         $       57        $    228
                                                                                          =========         =======

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

                  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 1999. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Oak Hill Banks (the "Bank"), Towne, (collectively hereinafter the "Banks"), and Action Finance Company ("Action"). All significant intercompany balances and transactions have been eliminated.

3.       Earnings Per Share

               Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 5,169,604, 5,262,156, 5,289,149, and 5,275,682 for the three and nine-month periods ended September 30, 2000 and 1999, respectively. Diluted earnings per share are computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 5,209,896, 5,265,478, 5,289,149, and 5,421,853 for the
          three and nine-month periods ended September 30, 2000 and 1999, respectively. There were 40,292, 3,322 and 146,171 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the three and nine-month periods ended September 30, 2000 and the three-month period ended September 30, 1999, respectively. Options to purchase 588,704 shares of common stock with a weighted-average exercise price of $14.72 were outstanding at September 30, 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

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

                  In September 2000 the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 1999 to September 30, 2000

                  At September 30, 2000, the Company had total assets of $672.4 million, an increase of approximately $72.3 million, or 12.0%, over December 31, 1999 levels. The increase in total assets was funded primarily by growth in the deposit portfolio of $52.7 million, undistributed net earnings of $3.5 million, an increase in Federal Home Loan Bank advances of $12.4 million, and increases of $1.6 million and $5.0 million in notes payable and capital securities, respectively.

                  Cash, federal funds sold and investment securities totaled $69.4 million at September 30, 2000, a decrease of $2.5 million, or 3.4%, from December 31, 1999 levels. During the nine months ended September 30, 2000, management purchased $8.1 million of investment securities, while $2.8 million of securities matured, were called or were sold. Securities purchased consisted primarily of U.S. government agency securities and trust preferred securities, the latter of which were classified as held-to-maturity. Excess liquidity was used primarily to fund new loan originations.

                  During the fourth quarter, the Company plans to pursue the previously announced restructuring of its investment portfolio. Up to $35.0 million in investment securities will be replaced with quality, higher-yielding instruments. The plan is expected to result in after-tax charges of up to $1.1 million in the fourth quarter, but going forward the Company should realize an increase of up to 125 basis points in the annual yield on the replaced investments.

                  Loans receivable and loans held for sale totaled $580.8 million at September 30, 2000, an increase of $72.9 million, or 14.3%, over the total at December 31, 1999. Loan disbursements totaled approximately $242.5 million during the 2000 nine-month period, while principal repayments and sales amounted to $160.5 million and $6.8 million, respectively. Loan disbursements increased by $14.8 million, or 6.5%, during the 2000 period, as compared to the comparable period in 1999. Loans originated in 2000 were primarily comprised of commercial and 1- 4 family residential loans.

                  The Company's allowance for loan losses amounted to $6.9 million at September 30, 2000, an increase of $730,000, or 11.9%, over the total at December 31, 1999. The allowance for loan losses represented 1.17% of the total loan portfolio at September 30, 2000, as compared to 1.19% at December 31, 1999. Net charge-offs totaled approximately $817,000 and $564,000 for the nine months ended September 30, 2000 and 1999, respectively. The Company's allowance represented 192.5% and 192.4% of non-performing loans, which totaled $3.6 million and $3.2 million at September 30, 2000 and December 31, 1999, respectively. Nonperforming loans at September 30, 2000 consisted of $634,000 in installment loans and $3.0 million of loans secured primarily by commercial real estate and 1 - 4 family residential real estate. In management's opinion, all nonperforming loans at September 30, 2000 were adequately collateralized.

                  The deposit portfolio totaled $541.6 million at September 30, 2000, an increase of $52.7 million, or 10.8%, over December 31, 1999 levels. The increase resulted primarily from management's marketing efforts and competitive pricing with respect to midterm certificates of deposit products throughout the Banks' branch network. Proceeds from deposit growth were utilized primarily to fund loan originations.

                  Advances from the Federal Home Loan Bank totaled $72.0 million at September 30, 2000, an increase of $12.4 million, or 20.7%, over December 31, 1999. Notes payable also increased by $1.6 million over December 1999. Proceeds from advances and notes payable were used to fund loan originations during the period.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from December 31, 1999 to September 30, 2000 (continued)

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

                  The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2000, the Banks' regulatory capital substantially exceeded all regulatory capital requirements.



Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2000 and 1999

General

                  Net earnings for the nine months ended September 30, 2000 totaled $5.1 million, an increase of $2.1 million, or 68.6%, over the net earnings reported in the comparable 1999 period. The increase in earnings in the 2000 period was primarily attributable to a $1.9 million increase in net interest income after provision for losses on loans and a $2.1 million increase in other income, which were partially offset by a $776,000 increase in general, administrative and other expenses and an increase in the federal income tax provision of $1.1 million.

Net Interest Income

                  Total interest income for the nine months ended September 30, 2000 increased by $6.3 million, or 18.7%, reflecting the effects of growth in average interest-earning assets from $540.9 million to $606.7 million for the nine-month periods ending September 30, 1999 and 2000, respectively, and an increase in the weighted-average yield from 8.26% in 1999 to 8.73% in 2000. Similarly, total interest expense increased for the nine months ended September 30, 2000 by $4.7 million, or 28.6%, also reflecting the growth in average interest-bearing liabilities from $472.1 million to $532.3 million for the nine-month periods ending September 30, 1999 and 2000, respectively, and an increase in the weighted-average cost of funds from 4.63% in 1999 to 5.28% in 2000.

                  As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.6 million, or 9.2%, for the nine months ended September 30, 2000, as compared to the comparable period in 1999. The interest rate spread amounted to 3.45% and 3.63% for the nine months ended September 30, 2000 and 1999, respectively, while the net interest margin totaled 4.10% and 4.22% for the nine months ended September 30, 2000 and 1999, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 2000 and 1999

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2000 and 1999 (continued)

Provision for Losses on Loans

                  The provision for losses on loans totaled $1.6 million for the nine months ended September 30, 2000, a $328,000 decrease from the comparable 1999 period. The current period provision was primarily attributable to an increase in the level of non-performing loans, coupled with the overall growth in the loan portfolio year-to-year.

                  Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 2000, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

                  Other income increased for the nine months ended September 30, 2000 by $2.1 million, from the comparable 1999 period. The increase resulted from the effects of a $2.2 million loss on investment securities transactions recorded in the 1999 period and a $292,000, or 18.7%, increase in service fees, charges and other operating income, which was partially offset by a decrease of $380,000 in gain on sale of loans. The decrease in gain on sale of loans was due primarily to a $21.6 million, or 75.9%, reduction in sales volume year-to-year. The decline in sales volume reflects the less favorable market conditions resulting from the increase in interest rates over the period. Management expects such a decline in sales volume to continue in the current interest rate environment. The increase in service fees, charges and other operating income was due primarily to increased product and service fees, coupled with the Company's overall growth year-to-year.

General, Administrative and Other Expense

                  General, administrative and other expense increased for the nine months ended September 30, 2000 by $776,000, or 7.4%, over the comparable nine-month period in 1999. The increase was due primarily to an $898,000, or 15.9%, increase in employee compensation and benefits, a $99,000, or 7.6%, increase in occupancy and equipment expense, and a $655,000, or 29.0%, increase in other operating expenses, which were partially offset by the effects of the $850,000 in merger-related expenses recorded in the 1999 period.

                  The  increase in employee  compensation  and  benefits was due primarily to increased staffing levels required in connection with the establishment of four new Action offices, two Oak Hill loan production offices, and two Towne branches, all of which were opened during the twelve month period ending September 30, 2000, and additional management staffing, combined with normal merit increases. The increases in occupancy and equipment expense, as well as other operating expenses, resulted from expenses related to the addition of these new branch facilities, combined with the Company's overall growth year-to-year.

Federal Income Taxes

                    The provision for federal income taxes increased by $1.1 million, or 77.4%, during the nine months ended September 30, 2000, as compared to the same period in 1999, due primarily to the $3.2 million, or 71.4%, increase in pre-tax earnings year-to-year. The effective tax rates for the nine-month periods ended September 30, 2000 and 1999 were 33.4% and 32.3%, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 2000 and 1999

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2000 and 1999

General

                  Net earnings for the three months ended September 30, 2000 totaled $1.5 million, an increase of $2.1 million over the amount reported in the comparable 1999 period. The increase in earnings in the 2000 period was primarily attributable to a $624,000 increase in net interest income after provision for losses on loans, a $2.3 million increase in other income, and a $327,000 decrease in general, administrative and other expense, which were partially offset by a $1.1 million increase in the federal income tax provision.


Net Interest Income

                  Total interest income for the three months ended September 30, 2000 increased by $2.4 million, or 20.3%, generally reflecting the effects of growth in average interest-earning assets from $557.6 million to $636.2 million for the three-month periods ending September 30, 1999 and 2000, respectively, and an increase in the weighted-average yield from 8.35% in 1999 to 8.83% in 2000. Similarly, total interest expense increased for the three months ended September 30, 2000 by $2.2 million, or 39.2%, reflecting the growth in average interest-bearing liabilities from $489.4 million to $562.6 million for the three-month periods ended September 30, 1999 and 2000, respectively, and an increase in weighted-average cost of funds from 4.60% in 1999 to 5.58% in 2000.

                  As a result of the foregoing changes in interest income and interest expense, net interest income increased by $157,000, or 2.6%, for the three months ended September 30, 2000, as compared to the comparable period in 1999. The interest rate spread amounted to 3.25% and 3.75% for the three months ended September 30, 2000 and 1999 respectively, while the net interest margin totaled 3.89% and 4.32% for the three months ended September 30, 2000 and 1999, respectively.

Provision for Losses on Loans

                  The provision for losses on loans totaled $708,000 for the three months ended September 30, 2000, a decrease of $467,000, or 39.7%, compared to the 1999 period. The current period provision was primarily attributable to the increase in non-performing loans during the current period, coupled with the growth in the loan portfolio year-to-year.

                  Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 2000, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

                  Other income increased for the three months ended September 30, 2000 by $2.3 million from the comparable period in 1999. The increase resulted from the effects of the $2.2 million loss on investment securities transactions recorded in the 1999 period and a $63,000, or 10.7%, increase in service fees, charges and other operating income, due primarily to increased product and service fees, coupled with the Company's overall growth year-to-year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 2000 and 1999

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2000 and 1999 (continued)

General, Administrative and Other Expense

                  General, administrative and other expense decreased for the three months ended September 30, 2000 by $327,000, or 7.8%. The decrease was due primarily to the effects of the $850,000 in merger-related expenses recorded in the 1999 period, which was partially offset by a $351,000, or 17.8%, increase in employee compensation and benefits, a $28,000, or 6.1%, increase in occupancy and equipment expense, and a $159,000, or 20.5%, increase in other operating expenses. Federal deposit insurance premiums and franchise taxes decreased $5,000 and $10,000, respectively.

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

Federal Income Taxes

                    The provision for federal income taxes increased by $1.1 million during the three months ended September 30, 2000, as compared to the same period in 1999. The effective tax rates for the three-month periods ended September 30, 2000 and 1999 were 33.4% and 35.0%, respectively.


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

          Not applicable


ITEM 3.  Defaults Upon Senior Securities

          Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          None


ITEM 5.  Other Information

          On April 11, 2000, the Company announced its intention to repurchase up to 320,000 shares, or approximately 6%, of its outstanding common stock. The repurchase program will run through December 31, 2000. The Company's Board of Directors approved the buyback program in light of the existing market conditions and the capital position of the Company. As of October 27, 2000, the Company had repurchased 220,695 shares at a weighted-average price of $15.50 per share.


ITEM 6.  Exhibits and Reports on Form 8-K

          The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

          (a) Form 8-K, dated October 27, 2000, filed with the Securities and Exchange Commission on October 27, 2000.

          Exhibits:

          27.1 Financial Data Schedule for the nine-month period ended September 30, 2000


          27.2 Restated Financial Data Schedule for the nine-month period ended September 30, 1999.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  October 27, 2000              By: /s/John D. Kidd
       ----------------                  --------------------------
                                            John D. Kidd
                                            President


Date:  October 27, 2000              By: /s/Ron J. Copher
       ----------------                  --------------------------
                                            Ron J. Copher
                                            Chief Financial Officer