Form 10-K
period 2000-12-31
OAK HILL FINANCIAL INC
filed 2001-03-28
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                            -------------------------

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         Commission File Number 0-26876

                            OAK HILL FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio                                         31-1010517
        (State or jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                      Identification Number)

              14621 S.R. 93
               Jackson, OH                                        45640
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (740) 286-3283
                            -------------------------

                Securities pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common stock without par value

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the sales price of the last trade of such stock was $48,693,343.13 on March 13, 2001.

     There were 5,097,631 shares of the registrant' s common stock outstanding at March 13, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Part II and IV.

     Portions of the proxy statement dated March 13, 2001 for the Annual Meeting of Stockholders to be held April 25, 2001 are incorporated by reference in to
Part III.

                                TABLE OF CONTENTS

                                                                                                            Page

                                     Part I
Item 1.       Business                                                                                        3

Item 2.       Properties                                                                                     16

Item 3.       Legal Proceedings                                                                              16

Item 4.       Submission of Matters to a Vote of Security Holders                                            16

                                     Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                          17

Item 6.       Selected Financial Data                                                                        18

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations          20

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                     26

Item 8.       Financial Statements and Supplementary Data                                                    26

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure           26

                                    Part III

Item 10.      Directors and Executive Officers of the Registrant                                             26

Item 11.      Executive Compensation                                                                         26

Item 12.      Security Ownership of Certain Beneficial Owners and Management                                 26

Item 13.      Certain Relationships and Related Transactions                                                 26

                                     Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               26

Signatures                                                                                                   28


                                     PART I

Item 1.  Business.

Oak Hill Financial, Inc.

         Oak Hill Financial, Inc., an Ohio corporation (the "Company") formed in 1981, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to regulation by the Federal Reserve Board. The Company is a multi-bank holding company as defined in the Act and is registered as such with the Board of Governors of the Federal Reserve System. The Company engages indirectly in the business of commercial banking and other permissible activities closely related to banking and consumer finance lending through three wholly owned subsidiaries, Oak Hill Banks ("Oak Hill"), Towne Bank ("Towne"), (collectively, hereinafter the "Banks"), and Action Finance Company ("Action"). The Company provides management and similar services for the Banks and Action. Since it does not conduct any operating businesses itself, the Company must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information, see Note A of the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Stockholders, which is incorporated by reference in response to this item.

         The Company faces strong competition from both banking and non-banking institutions. Its banking competitors include local and regional banks and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as savings and loan associations and credit unions offer a wide range of loan and deposit services that are directly competitive with those offered by the Banks. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by the Banks. Major stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from non-bank and non-savings and loan organizations will continue to grow.

         The range of services provided by the Company's subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, and other personal loan financing. Each of the subsidiaries operates under the direction of a Board of Directors and officers that are separate from the Company.

Lending Activities

         General. The Company generally makes loans in southern and central Ohio where its branches are located. The Company's principal lending activities are the origination of (i) conventional one-to-four family residential loans, and
(ii) commercial loans, most of which are secured by real estate located in the Company's primary market area. These loan categories accounted for approximately 86% of the Company's loan portfolio at December 31, 2000. The Company also makes consumer loans, including installment loans and second mortgages, and offers credit cards.

         Loan Portfolio Composition and Activity. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages for each of the last five years, along with a reconciliation to loans receivable, net of the allowance for loan losses.

                                                                      At December 31,
                                   2000                 1999                 1998                 1997                 1996
                                   ----                 ----                 ----                 ----                 ----
                           Amount     Percent     Amount    Percent    Amount     Percent    Amount    Percent    Amount    Percent
                           ------     -------     ------    -------    ------     -------    ------    -------    ------    -------
                                                                      (Dollars in thousands)
Type of loan:

  1-4 family
    residential loans     $240,593       40.1%   $223,365      44.0%   $179,972      43.8%   $172,214     47.7%   $144,185     48.4%

  Commercial and other
    loans                  275,500       46.0     215,205      42.3     170,579      41.5     143,027     39.6     112,543     37.8

  Consumer loans            88,585       14.8      74,045      14.6      63,873      15.5      48,196     13.4      43,216     14.5

  Credit cards               1,605        0.3       1,486       0.3       1,405       0.3       1,360      0.4       1,111      0.4
                           -------      -----     -------     -----     -------     -----     -------    -----     -------    -----

Total loans                606,283      101.2     514,101     101.2     415,829     101.1     364,797    101.1     301,055    101.1

Less:
   Allowance for loan
     losses                 (7,197)      (1.2)     (6,132)     (1.2)     (4,583)     (1.1)     (4,000)    (1.1)     (3,169)    (1.1)
                           -------      -----     -------     -----     -------     -----     -------    -----     -------    -----

Total loans receivable,
  net                     $599,086      100.0%   $507,969     100.0%   $411,246     100.0%   $360,797    100.0%   $297,886    100.0%
                           =======      =====     =======     =====     =======     =====     =======    =====     =======    =====

         The following is maturity information with respect to commercial loans at December 31, 2000.

                                 After one year              After five years
 Less than one year            through five years           through ten years             After ten years
 ------------------            ------------------           -----------------             ---------------
            Weighted                     Weighted                     Weighted                     Weighted
            Average                      Average                      Average                      Average
  Amount     Yield              Amount    Yield              Amount    Yield              Amount    Yield              Total
  ------     -----              ------    -----              ------    -----              ------    -----              -----
                                                          (Dollars in thousands)
$70,988       9.23%            $34,536     9.10%            $39,664     8.95%            $130,311     8.85%           $275,500


         Loans Secured by One- to Four-Family Real Estate. A significant portion of the Company's lending activity is the origination of permanent conventional loans secured by one-to-four-family residences located within the Company's primary market area. The Company typically makes adjustable rate mortgage loans and holds the loans in portfolio. More than 47% of the Company's portfolio of permanent conventional mortgage loans secured by one-to-four family residences are adjustable rate. The Company also underwrites fixed rate, residential mortgage loans, and may sell those loans in the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC") or to the Federal National Mortgage Association ("FNMA") or on a servicing-released basis to another financial institution.

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

         The aggregate amount of the Company's one-to-four family residential real estate loans totaled approximately $240.6 million at December 31, 2000, and represented 40.1% of loans at such date. At such date, loans secured by residential real estate with outstanding balances of approximately $594,000, or 0.2%, of its total one-to-four family residential real estate loan balance, were more than 90 days delinquent or nonaccruing.

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

         Real estate is frequently a material component of the collateral for the Company's loans. The expected source of repayment of these loans is generally the operations of the borrower's business, but the real estate provides an additional measure of security, particularly when the property is owner-occupied. For this reason, real estate is considered additional collateral on many of the Company's commercial loans.

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

         The aggregate amount of the Company's commercial loans without real estate as primary or secondary collateral totaled approximately $81.3 million at

December 31, 2000, and represented 29.5% of commercial loans at that date. At such date, commercial loans that were more than 90 days delinquent or nonaccruing totaled approximately $21,000, or 0.03% of its commercial loan portfolio. The aggregate amount of the Company's commercial loans with real estate as primary or secondary collateral was approximately $194.2 million at December 31, 2000, and at such date, approximately $1.7 million in outstanding balances, or 0.9% of such loans were more than 90 days delinquent or nonaccruing.

         Consumer Loans.   The  Company  offers  several consumer loan products,
including installment loans and credit cards.

         The Company has developed working relationships with several car dealerships in its market area, and is able to do some financing of new and used cars through these relationships. The Company generally finances cars that are seven years old or newer. These loans generally have fixed rates and maturities of 36 to 66 months.

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

         At December 31, 2000, the Company had approximately $90.2 million in its consumer loan and credit card portfolio, which was 15.1% of the Company's total loans. Approximately $583,000 of these loans were over 90 days delinquent or nonaccruing on that date, which represented 0.6% of the portfolio.

         Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by the Company's lending staff, and walk-in customers.

         Underwriting guidelines for all branches and loan types are set by senior management at the home office. Consumer loan processing and underwriting are decentralized; however, all other loans, including real estate and commercial loans, are generally processed and underwritten centrally at the home office. Loan applications generally are processed and underwritten at the branch level. Loan officers and branch managers review the applications, as well as credit bureau reports, appraisals, financial information, verifications of income, and other documentation concerning the credit-worthiness of the borrower, as applicable to each loan type.

         Branch managers have the authority to approve loans up to $120,000 that meet the underwriting criteria set by management, and area managers have authority for amounts up to $300,000. Any loan greater than $300,000 must be approved by senior management.

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

         When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been reached, the Banks will contact an attorney and request that the required 30-day prior notice of foreclosure or repossession proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. Historically, this procedure has aided in achieving a low level of nonperforming loans and, as of December 31, 2000, only $2.9 million or 0.47% of the Company's total loan portfolio was over 90 days delinquent or nonaccruing. As of December 31, 2000, the Company's level of nonperforming assets to total assets was 0.45%.

       If a credit card account becomes 10 days delinquent, a notice is sent to the account holder demanding that the payment be made to bring the account current. Another notice is sent to the cardholder if the account becomes 20 days delinquent. If payment is not received within 30 days, authorization requests are denied, a message about the delinquency appears on the cardholder's account statement, and a follow-up telephone call is made. These telephone collection efforts and account statement messages continue until the account is deemed uncollectible. Legal action is considered during this time. As of December 31, 2000, approximately $26,000 in outstanding balances, or 1.6% of credit card loans were nonperforming.

       On December 31, 2000, the Company held $232,000 in real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such real estate is classified as "other real estate owned" until it is sold and is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling expenses. Any subsequent write-down is charged to expense. Generally, unless the property is a one-to-four family residential dwelling and well-collateralized, interest accrual ceases in 90 days, but no later than the date of acquisition. From that date, all costs incurred in maintaining the property are expensed. "Other real estate owned" is appraised during the foreclosure process, prior to the time of acquisition, and losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

         At December 31, 2000 and 1999, the Company had investment in impaired loans, as defined under SFAS No. 114, totaling approximately $695,000 and $65,000, respectively. The Company maintained an allowance for credit losses related to such impaired loans of $460,000 and $20,000 for the periods ended December 31, 2000 and 1999, respectively.

         The following is a summary of the Company's loan loss experience and selected ratios for the periods presented.

                                                                  Year Ended December 31,
                                                2000          1999          1998             1997             1996
                                                ----          ----          ----             ----             ----
                                                                 (Dollars in thousands)
Allowance for loan losses
  (beginning of period)                      $  6,132      $  4,583      $  4,000         $  3,169         $  2,587
Loans charged off:
  1-4 family residential real estate              219            80           139               22               51
  Multi-family and commercial real estate          37             9             -                -                -
  Commercial and industrial loans                   2           186           180               68               79
  Consumer loans                                1,155           840           510              402              323
                                              -------       -------       -------          -------          -------
      Total loans charged off                   1,413         1,115           829              492              453
                                              -------       -------       -------          -------          -------

Recoveries of loans previously charged off:
  1-4 family residential real estate               20            21             1               45               20
  Multi-family and commercial real estate           3             -             -                -                -
  Commercial and industrial loans                   1             6            15                5                -
  Consumer loans                                  191           205           130              102              136
                                              -------       -------       -------          -------          -------
      Total recoveries                            215           232           146              152              156
                                              -------       -------       -------          -------          -------

Net loans charged off                           1,198           883           683              340              297
Provision for loan losses                       2,263         2,432         1,266            1,171              879
                                              -------       -------       -------          -------          -------
Allowance for losses on loans
     (end of period)                         $  7,197      $  6,132      $  4,583         $  4,000         $  3,169
                                              =======       =======       =======          =======          =======
Loans outstanding:
  Average, net                               $557,038      $449,873      $387,057         $322,807         $268,861
  End of period                              $606,283      $514,101      $415,829         $364,797         $301,055
Ratio of allowance for loan losses to
  loans outstanding at end of period             1.19%         1.19%         1.10%            1.10%            1.05%
Ratio of net charge-offs to average
   loans outstanding                             0.22%         0.20%         0.18%            0.11%            0.11%


         At December 31, 2000, 1999, and 1998 the Company had nonperforming loans totaling $2.9 million, $3.2 million, and $2.4 million, respectively. Interest income that would have been recognized if such loans had performed in accordance with contractual terms totaled approximately $262,000, $287,000, and $162,000, for the years ended December 31, 2000, 1999, and 1998. There was no interest income recognized on such loans during any of the periods.

         Allowance for Loan Losses. The amount of the allowance for loan losses is based on management's analysis of risks inherent in the various segments of the loan portfolio, management's assessment of known or potential problem credits which have come to management's attention during the ongoing analysis of credit quality, historical loss experience, current and anticipated economic conditions and other factors. If actual circumstances and losses differ substantially from management's assumptions and estimates, such allowance for loan losses may not be sufficient to absorb all future losses, and net earnings could be adversely affected. Loan loss estimates are reviewed periodically, and adjustments, if any, are reported in earnings in the period in which they become known. In addition, the Company maintains a portion of the allowance to cover potential losses inherent in the portfolio that have not been specifically identified.

       Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2000, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the southern and central Ohio economy and employment levels could result in the Company experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

       The following table summarizes nonperforming assets by category.

                                                               Year Ended December 31,
                                           2000            1999          1998             1997             1996
                                           ----            ----          ----             ----             ----
                                                                 (Dollars in thousands)
Real estate:
  Nonaccrual                            $    436       $  1,092       $    371          $    606         $    347
  Past due 90 days or more (1)               158            411            843               608              281
Commercial and industrial loans:
  Nonaccrual                                 205            444            251               143              267
  Past due 90 days or more (1)             1,487            744            596                82               82
Consumer and other:
  Nonaccrual                                 422            320             65               147              221
  Past due 90 days or more (1)               161            176            295               135               52
                                         -------        -------        -------           -------          -------
      Total nonperforming loans            2,869          3,187          2,421             1,721            1,250

Other real estate owned                      232            169             18                 -                -
                                         -------        -------        -------           -------          -------
      Total nonperforming assets        $  3,101       $  3,356       $  2,439          $  1,721         $  1,250
                                         =======        =======        =======           =======          =======

Loans outstanding                       $606,283       $514,101       $415,829          $364,797         $301,055
Allowance for loan losses to
  total loans                               1.19%          1.19%          1.10%             1.10%            1.05%
Nonperforming loans to total loans          0.47           0.62           0.57              0.47             0.42
Nonperforming assets to total assets        0.45           0.56           0.43              0.36             0.31
Allowance for loan losses to
     nonperforming loans                   250.9%         192.4%         191.9%            232.4%           253.5%

(1) Represents accruing loans 90 days or more delinquent that are considered by management to be well secured and in the process of collection.

        As of December 31, 2000, the Company had no loans that were included in the nonaccrual, past due 90 days or more or restructured categories, where the borrowers were experiencing potential credit problems that raised doubts as to the ability of those borrowers to comply with the present loan repayment terms.

        Allocation of Allowance for Losses on Loans. The following table presents an analysis of the allocation of the Company's allowance for losses on loans at the dates indicated:

                                                                       At December 31,
                                     2000                1999                1998                1997                1996
                                     ----                ----                ----                ----                ----
                                        Percent             Percent             Percent             Percent             Percent
                                        of loans            of loans            of loans            of loans            of loans
                                        in each             in each             in each             in each             in each
                                        category            category            category            category            category
                                        of total            of total            of total            of total            of total
                               Amount    loans     Amount    loans     Amount    loans     Amount    loans     Amount    loans
                               ------    -----     ------    -----     ------    -----     ------    -----     ------    -----
                                                                    (Dollars in thousands)
Balance at end of period
  applicable to:
Residential real estate        $1,211     16.8%    $1,357     22.1%    $  933     20.3%     $  892     22.3%   $  798     25.2%
Commercial real estate          1,295     18.0        921     15.0        711     15.5         544     13.6       450     14.2
Commercial and other loans      1,508     21.0      1,280     20.9      1,048     22.9         809     20.2       668     21.1
Consumer loans                  1,903     26.4      1,263     20.6        906     19.8         721     18.0       467     14.7
Credit cards                       53      0.7         59      1.0         56      1.2          54      1.4        44      1.4
Unallocated                     1,227     17.1      1,252     20.4        929     20.3         980     24.5       742     23.4
                                -----    -----      -----    -----      -----    -----       -----    -----     -----    -----

          Total                $7,197    100.0%    $6,132    100.0%    $4,583    100.0%     $4,000    100.0%   $3,169    100.0%
                                =====    =====      =====    =====      =====    =====       =====    =====     =====    =====


        Classified Assets. The FDIC regulations on classification of assets require commercial banks to classify their own assets and to establish appropriate general and specific allowances for losses, subject to FDIC review. These regulations are designed to encourage management to evaluate assets on a case-by-case basis and to discourage automatic classifications. Assets classified as substandard or doubtful must be evaluated by management to determine a reasonable general loss reserve to be included in total capital for purposes of the Banks' risk-based capital requirement, but excluded from core capital or tangible capital or in capital under accounting principles generally accepted in the United States of America. Assets classified as loss must be either written off or reserved for by a specific allowance that is not counted toward capital for purposes of any of the regulatory capital requirements.

       Investments. Investment securities primarily satisfy the Company's liquidity needs and provide a return on residual funds after lending activities. Pursuant to the Company's written investment policy, investments may be in interest-bearing deposits, U.S. Government and agency obligations, trust preferred securities, state and local government obligations and government-guaranteed mortgage-backed securities. The Company does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the Company's investment policy is to limit interest rate risk.

       All securities-related activity is reported to the Board of Directors of the Company. General changes in investment strategy must be reviewed and approved by the Company's Board of Directors. The Company's senior management can purchase and sell securities on behalf of the Company in accordance with the Company's stated investment policy.

         The following table sets forth the carrying value of the Company's investment portfolio as indicated and includes both investments designated as available for sale and those designated as held to maturity.

                                                                                       At December 31,
                                                                  2000              1999             1998              1997
                                                                  ----              ----             ----              ----
                                                                                    (Dollars in thousands)
Held-to-maturity:

     U.S. Government and agency obligations                    $     -          $     -             $14,704          $12,604

     Trust preferred securities                                  4,947                -                   -                -
                                                                ------           ------              ------            ------
          Total investment securities held-to-maturity           4,947                -              14,704            12,604


Available-for-sale:

     U.S. Government and agency obligations                     49,277           49,936              75,266            63,849

     State and local government obligations                      7,046            3,402               9,766             3,204
                                                                ------           ------              ------            ------

          Total investment securities available-for-sale        56,323           53,338              85,032            67,053
                                                                ------           ------              ------            ------
          Total investment securities                          $61,270          $53,338             $99,736           $79,657
                                                                ======           ======              ======            ======


         The following table reflects the maturities of the Company's investment securities at December 31, 2000.

                                    Due in          Due after one year    Due after five years
                               one year or less     through five years      through ten years     Due after ten years
                               ----------------     ------------------      -----------------     -------------------
                               Amount      Rate      Amount      Rate      Amount       Rate       Amount      Rate          Total
                               ------      ----      ------      ----      ------       ----       ------      ----          -----
Held-to-maturity:
  Trust preferred securities  $     -         -      $    -         -     $     -          -      $ 4,947      6.48%       $ 4,947

Available-for-sale:
   U.S. Government and
     agency obligations         6,075      6.07%      4,498      5.99%     13,534       6.33%      25,170      7.42%        49,277

   Municipal obligations          121      4.70%        856      4.66%      1,085       6.02%       4,984      5.25%         7,046
                                -----      ----       -----      ----      ------       ----       ------      ----         ------

Total available-for-sale        6,196      6.05%      5,354      5.78%     14,619       6.31%      30,154      7.21%        56,323
                                -----      ----       -----      ----      ------       ----       ------      ----         ------

Total investment securities    $6,196      6.05%     $5,354      5.78%    $14,619       6.31%      $35,101     7.11%       $61,270
                                =====      ====       =====      ====      ======       ====        ======     ====         ======


Source of Funds

       Deposit Accounts. Savings deposits are a major source of the Company's funds. The Company offers a number of alternatives for depositors designed to attract both commercial and regular consumer checking and savings including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from 3 to 60 months. The Company also provides travelers' checks, official checks, money orders, ATM services and IRA accounts.

       The distribution of the Company's deposit accounts by type and rate is set forth in the following table.

                                                                      At December 31,
                                                                      ---------------
                                                   2000                    1999                    1998
                                                   ----                    ----                    ----
                                             Amount    Percent       Amount    Percent       Amount    Percent
                                             ------    -------       ------    -------       ------    -------
                                                                   (Dollars in thousands)
          Demand deposit accounts           $45,792        8.1%    $ 42,598        8.7%    $ 39,655        8.5%

          Savings accounts                   40,451        7.2       45,901        9.4       50,842       10.9

          NOW accounts                       33,996        6.0       31,824        6.5       29,622        6.4

          Money market deposit accounts      11,041        2.0       13,039        2.7       13,570        2.9

          Premium investment accounts        47,512        8.5       30,150        6.2       21,012        4.5

          Select investment accounts         14,609        2.6       12,728        2.6       16,456        3.5
                                            -------      -----      -------      -----      -------      -----

          Total transaction accounts        193,401       34.4      176,240       36.1      171,157       36.7

          Certificates of deposit:

               2.00 - 4.99%                  11,838        2.1       86,208       17.6       37,670        8.1
               5.00 - 6.99%                 353,726       62.9      225,869       46.2      255,997       55.0
               7.00 - 8.00%                   3,652        0.6          563        0.1          850        0.2
                                            -------      -----      -------      -----      -------      -----

          Total certificates of deposit     369,216       65.6      312,640       63.9      294,517       63.3
                                            -------      -----      -------      -----      -------      -----

          Total deposits                   $562,617      100.0%    $488,880      100.0%    $465,674      100.0%
                                            =======      =====      =======      =====      =======      =====


       The following table presents various interest rate categories and certain information concerning maturities of the Company's certificates of deposit at December 31, 2000.

                                                                                   One to            Over
                                                                 Within             three            three
              Certificates of Deposit Accounts                  one year            years            years            Total
              --------------------------------                  --------            -----            -----            -----
                                                                                    (Dollars in thousands)
4.00% and less                                                 $  1,464           $   412           $    1        $   1,877

4.01% to 5.00%                                                    8,567             1,096              536           10,199

5.01% to 6.00%                                                   46,224            12,704            1,495           60,423

6.01% to 7.00%                                                  263,998            30,112              867          294,977

7.01% to 8.00%                                                    1,132               608                -            1,740
                                                                -------            ------            -----          -------

Total                                                          $321,385           $44,932           $2,899         $369,216
                                                                =======            ======            =====          =======

       The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater, by time remaining until maturity, as of December 31, 2000.


                        Maturity Period                    Amount
                        ---------------                    ------
                                                       (In thousands)

           Three months or less                           $ 27,630

           Over three months through six months             27,249

           Over six through 12 months                       51,171

           Over 12 months                                   18,358
                                                           -------

                Total                                     $124,408
                                                           =======

       Borrowings. Deposits and repayment of loan principal are the primary source of funds for the Company's lending activities and other general business purposes. However, during periods when the supply of lendable funds cannot meet the demand for loans, the Company can obtain funds necessary through loans (advances) from the Federal Home Loan Bank ("FHLB") of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and the total of outstanding advances. The Company typically utilizes FHLB advances to fund long-term fixed rate commercial loans and to meet short-term liquidity needs. As of December 31, 2000, the Banks had outstanding FHLB advances totaling $70.2 million. See Note F to the consolidated financial statements for additional information regarding FHLB advances. The Company also has arrangements to borrow funds from commercial banks.

         In March 2000, a Delaware trust owned by the Company (the "Trust"), issued $5.0 million of mandatorily redeemable debt securities. The debt securities issued by the Trust are included in the Company's regulatory capital, specifically as a component of Tier I capital. The subordinated debentures are the sole assets of the Trust, and the Company owns all of the common securities of the Trust. Interest payments on the debt securities are made semi-annually at an annual fixed interest rate of 10.875% and are reported as a component of interest expense on borrowings. The net proceeds received by the Company from the sale of the debt securities were used for general corporate purposes, including repurchasing the Company's common stock and providing general working capital.

       The following table sets forth the maximum amount of the Company's FHLB advances and other borrowings outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances and other borrowings for such periods:

                                                                             Year ended December 31,
                                                                             -----------------------
                                                                         2000           1999          1998
                                                                         ----           ----          ----
                                                                              (Dollars in thousands)
        Maximum amount outstanding:

             FHLB advances                                              $86,319        $71,147       $36,707
             Junior subordinated debentures                               5,000              -             -
             Other borrowings                                             2,443              -             -
                                                                         ------         ------        ------
                                                                        $93,762        $71,147       $36,707
                                                                         ======         ======        ======
             Average amount of FHLB advances and other borrowings
                  outstanding                                           $72,029        $54,192       $31,661
                                                                         ======         ======        ======

             Weighted-average  interest  rate of total  borrowings
               based on quarter end balances                               6.73%          6.14%         5.88%

       The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.


                                                            December 31,
                                                            ------------
                                                  2000           1999          1998
                                                  ----           ----          ----
                                                       (Dollars in thousands)
       FHLB advances                              $70,152       $59,680       $36,458

       Junior subordinated debentures               5,000             -             -

       Other borrowings                             2,443         1,172           955
                                                   ------        ------        ------


            Total borrowings                      $77,595       $60,852       $37,413
                                                   ======        ======        ======


         Asset and Liability Management. Net interest income, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, is the principal component of the Company's net earnings. The
ability  to  maximize  net  interest  income  is  largely   dependent  upon  the
achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rate levels. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which a financial institution's interest rate spread will be affected by changes interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income, while a positive gap within shorter maturities would have the opposite effect.

         In recognition of the foregoing factors, the Board of Directors of each of the Banks and Action have implemented an asset and liability management strategy directed toward improving each entity's interest rate sensitivity. The principal common elements of such strategies include (1) meeting the consumer preference for fixed-rate loans over the past several years by selling such loans in the secondary market, (2) originating adjustable-rate mortgage loans ("ARMs") as demand increases coincident with an overall rise in interest rates in the economy, (3) maintaining higher levels of liquid assets, such as cash, short-term interest-earning deposits and short-term investment securities as a hedge against rising interest rates in a lower interest rate environment, and
(4) utilizing FHLB advances and longer term certificates of deposit as funding sources when available.

         The following table contains information regarding the amounts of various categories of assets and liabilities repricing within the periods indicated:

December 31, 2000
                                                                 Year Ending December 31,
                                                                                              2005 and
                                              2001         2002        2003         2004        after       Total
                                              ----         ----        ----         ----        -----       -----
Interest-earning assets:
     Federal funds sold                  $      77    $       -   $       -    $       -          $ -    $     77
     Interest-bearing deposits                 365            -           -            -           -          365
     Investment securities                   5,131        2,914       1,374          901       50,950      61,270
     Loans receivable                      129,827       57,740      47,971       26,634      336,914     599,086
     Other interest-earnings assets              -            -           -            -        4,981       4,981
                                          --------     --------    --------     --------      -------     -------
          Total                            135,400       60,654      49,345       27,535      392,845     665,779

Interest-bearing liabilities:
    Deposits                               358,692       94,827      59,717       13,885       35,496     562,617
    Borrowings                              46,657        4,026       6,642        1,543       18,727      77,595
                                          --------     --------    --------     --------      -------     -------
          Total                            405,349       98,853      66,359       15,428       54,223     640,212
                                          --------     --------    --------     --------      -------     -------

Excess (deficiency) of interest rate
  sensitive assets over interest
   sensitive liabilities                 $(269,949)   $ (38,199)  $ (17,014)   $  12,107     $338,622    $ 25,567
                                          ========     ========    ========     ========      =======     =======

Cumulative excess (deficiency) of
  interest sensitive assets over
  interest sensitive liabilities         $(269,949)   $(308,148)  $(325,207)   $(313,055)    $ 25,567    $ 25,567
                                          ========     ========    ========     ========      =======     =======

Cumulative interest rate sensitivity
  gap to total assets                       (38.86)%     (44.36)%    (46.81)%     (45.07)%       3.68%      3.68%
                                            ======       ======      ======       ======         ====       ====


December 31, 1999
                                                                 Year Ending December 31,
                                                                                              2005 and
                                              2001         2002        2003         2004        after       Total
                                              ----         ----        ----         ----        -----       -----
Interest-earning assets:
     Federal funds sold                  $   3,854    $       -   $       -    $       -     $     -    $   3,854
     Interest-bearing deposits                 662            -           -            -           -          662
     Investment securities                   1,773        4,820       2,194        3,259       41,292      53,338
     Loans receivable                      189,425       54,866      49,336       41,522      172,820     507,969
     Other interest-earnings assets              -            -           -            -        4,079       4,079
                                          --------     --------    --------     --------      -------     -------
          Total                            195,714       59,686      51,530       44,781      218,191     569,902

Interest-bearing liabilities:
    Deposits                               257,134      122,137      55,989       15,828       37,792     488,880
    Borrowings                              22,320       11,127       7,533        1,583       18,289      60,852
                                          --------     --------    --------     --------      -------     -------
          Total                            279,454      133,264      63,522       17,411       56,081     549,732
                                          --------     --------    --------     --------      -------     -------

Excess (deficiency) of interest rate
  sensitive assets over interest
   sensitive liabilities                 $( 83,740)   $ (73,578)  $ (11,992)   $  27,370     $162,110    $ 20,170
                                          ========     ========    ========     ========      =======     =======

Cumulative excess (deficiency) of
  interest sensitive assets over
  interest sensitive liabilities         $( 83,740)   $(157,318)  $(169,310)   $(141,940)    $ 20,170    $ 20,170
                                          ========     ========    ========     ========      =======     =======

Cumulative interest rate sensitivity
  gap to total assets                       (13.95)%     (26.22)%    (28.21)%     (23.65)%       3.36%      3.36%
                                            ======       ======      ======       ======         ====       ====

Personnel

       At December 31, 2000, the Company and its subsidiaries employed 257 persons on a full-time basis and 22 persons on a part-time basis.

Executive Offices

       The Company's executive office is located at 14621 State Route 93, Jackson, Ohio 45640 and its telephone number is (740) 286-3283.

Subsidiaries

       The Company owns all of the outstanding stock of Oak Hill Banks, an Ohio state-chartered bank, which was founded in 1902. The Company owns all of the outstanding stock of Action Finance Company, a consumer finance company that was formed in 1998. The Company owns all of the outstanding stock of Towne Bank, an Ohio state-chartered bank. The Company owns all of the outstanding stock of Oak Hill Capital Trust I, a Delaware statutory trust that was formed in 2000.

Regulation

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

       The Act also prohibits a bank holding company, with certain exceptions, from acquiring 5% or more of the voting stock of any company that is not a bank and from engaging in any business other than banking or performing services for its banking subsidiary without the approval of the Board of Governors. In addition, the acquisition of a thrift institution must be approved by the Office of Thrift Supervision pursuant to the savings and loan holding company provisions of the Home Owners' Loan Act of 1933. On March 13, 2000, the Financial Services Act of 1999, also known as the Gramm-Leach-Bliley Act, became effective. This legislation repealed certain cross-industry affiliation prohibitions and made certain other changes to the Act. It authorized a new form of holding company, a financial holding company, which with certain exceptions is authorized to undertake activities which are "financial in nature" and which include banking, insurance and securities activities. Generally, the scope of activities permitted to a financial holding company are broader than those previously permitted to a bank holding company. A bank holding company may elect to become a financial holding company. The Company has not filed such a request. Under the Act, as amended by the Gramm-Leach-Bliley Act, the Company continues to be permitted to engage in certain activities, including mortgage banking, operating small loan companies, factoring, furnishing certain data processing operations, holding or operating properties used by banking subsidiaries or acquired for such future use, providing certain investment and financial advice, leasing (subject to certain conditions) real or personal property, providing management consulting advice to certain depository institutions, providing securities brokerage services, arranging commercial real estate equity financing, underwriting and dealing in government obligations and money market instruments, providing consumer financial counseling, operating a collection agency, owning and operating a savings association, operating a credit bureau and conducting certain real estate investment activities and acting as insurance agent for certain types of insurance. Certain other activities, including real estate brokerage and syndication, land development, and property management not related to credit transactions, are not permissible.

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

       Control by Management; Anti-Takeover Provisions. Evan E. Davis, John D. Kidd and D. Bruce Knox (the "Principal Stockholders") own in the aggregate approximately 33.5% of the outstanding shares of Common Stock of the Company. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company. For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes. Assuming that the Principal Stockholders continue to retain at least a majority of the outstanding voting shares of the Company, such ownership position could be expected to deter any prospective acquirer from seeking to acquire ownership or control of the Company, and the Principal Stockholders would be able to defeat any acquisition proposal that requires approval of the Company's stockholders, if the Principal Stockholders chose to do so. In addition, the Principal

Stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company. The Company has 3,000,000 shares of authorized but unissued preferred stock, par value $ .01 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company. In December 1997, the Board of Directors of the Company approved and adopted a stockholder rights plan that contemplates the issuance of rights to purchase preferred stock of the Company to the Company's common stockholders of record as of February 17, 1998, as set forth in the Rights Agreement entered into between the Company and Fifth Third Bank on January 23, 1998. On December 26, 2000, the Company amended the Rights Agreement to appoint Registrar and Transfer Company as successor Rights Agent under the Rights Agreement due to the resignation of Fifth Third Bank as Rights Agent. The Board of Directors of the Company approved the appointment of Registrar and Transfer Company pursuant to a resolution dated November 14, 2000.

     Limited  Trading  Market;   Shares  Eligible  for  Future  Sale;   Possible
Volatility of Stock Price. The Common Stock is traded on the Nasdaq National Market under the symbol "OAKF." During the 12 months ending March 13, 2001, the average weekly trading volume in the Common Stock has been less than 20,200 shares per week. There can be no assurance given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current shareholders. The Principal Shareholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act. The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

     Dependence on Management. The Company's success depends to a great extent on its senior management, including its Chairman, Evan E. Davis; President, John
D. Kidd; Executive Vice President, Richard P. LeGrand; and Secretary, H. Tim Bichsel; Chief Information Officer, D. Bruce Knox; Chief Administrative Officer, David G. Ratz; Treasurer and Chief Financial Officer, Ronald J. Copher; and Vice President, Ralph E. Coffman, Jr. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management. The Company does not own or currently plan to acquire "key man" life insurance on the lives of any of its key employees.

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

Item 2.  Properties.

         The  registrant  and its  subsidiaries  operate  from  23  full-service banking offices, 6 full-service consumer-financing offices, and 3 loan production offices in Ohio. In addition, the Company operates two executive offices in Jackson, Ohio and executive offices and an operations center in Blue Ash, Ohio. The offices are located in the following counties:

Jackson - Oak Hill, Jackson, Ironmakers, Jackson Walmart, Wellston, executive offices of Oak Hill Banks and Oak Hill Financial, Inc., Action Finance Jackson, and Action Finance Wellston
Ross - Richmond Dale, Chillicothe, and Chillicothe K-Mart
Scioto -  Wheelersburg,  Portsmouth,  West  Portsmouth,  and  Action  Finance
          Portsmouth
Gallia - Gallipolis and Action Finance Gallipolis
Pickaway - Circleville and Action Finance Circleville
Warren - Franklin and Mason
Butler - Trenton and Middletown
Vinton - McArthur
Athens - Athens
Hamilton - Blue Ash, executive  offices and operations center of Towne Bank, and
           Cherry Grove
Fairfield - Lancaster loan production office
Franklin - Groveport loan production office
Adams - Action Finance West Union
Hocking - Logan loan production office
Clermont - Amelia

         The following table indicates which properties the Company leases, the term of the lease, and end of lease options. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the Company or its subsidiaries.

                                              Beginning                     End of Lease Five Year Renewal Options
Branch                                   and Length of Term             One                    Two                 Three
------                                   ------------------             ---                    ---                 -----
Chillicothe                              11/1/98     5 years             X
Chillicothe K-Mart                       6/28/94     5 years                                    X
West Portsmouth                          2/18/97     8 years                                                         X
Jackson Walmart                          10/28/98   5 years                                     X
Oak Hill Banks
   Administrative Offices                10/1/98     5 years             X
Action Finance Jackson                   1/14/98     5 years                                    X
Action Finance Wellston                  1/3/98       5 years                                   X
Action Finance West Union                10/1/99     5 years             X
Action Finance Portsmouth                11/1/99     5 years             X
Action Finance Circleville               11/1/00     5 years             X
Action Finance Gallipolis                2/1/01       3 years            One - three year renewal option
Groveport loan production                6/1/99       1 month            Renewable on a monthly basis
Lancaster loan production                12/1/99     3 years             Renegotiable at the end of the lease
Logan loan production                    12/1/99     1 year              Two - one year renewal options
Middletown                               8/19/99     7 years             Two - three year renewal options
Towne Bank operations                    5/1/99       1 year             One - one year renewal option


Item 3.  Legal Proceedings.

         Except  for  routine  litigation   incident  to  their  business,   the
registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to the shareholders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters.

SHAREHOLDER INFORMATION

         The common stock of the Company is traded on the Nasdaq National Market System under the symbol "OAKF."

         The high and low sales prices for the Company common stock during each quarter of 1999 and 2000 are as follows:

Quarter
Ended                      High             Low

3/31/99                    $19.75         $16.75
6/30/99                     19.25          16.88
9/30/99                     18.75          16.50
12/31/99                    17.63          14.63
3/31/00                     15.44          12.75
6/30/00                     16.38          12.25
9/30/00                     16.50          13.56
12/31/00                    15.94          13.88


         At March 13, 2001, the Company had approximately 2,400 stockholders of record and 5,097,631 shares of common stock outstanding.

         Dividends. The ability of the Company to pay cash dividends to stockholders is limited by its ability to receive dividends from its subsidiary. The State of Ohio places certain limitations on the payment of dividends by Ohio state-chartered banks.

         The Company declared the following dividends per share in 1999 and 2000:

Quarter                    Dividend
Ended                      Declared

3/31/99                     $0.08
6/30/99                      0.08
9/30/99                      0.08
12/31/99                     0.10
3/31/00                      0.10
6/30/00                      0.10
9/30/00                      0.10
12/31/00                     0.11

         Future cash and stock dividends will be subject to determination and declaration by the Board of Directors of the Company, taking into consideration, among other factors, the Company's financial condition and results of operations, investment opportunities, capital requirements, and regulatory limitations.

         Stock Transfer Agent. Inquiries regarding stock transfer, registration, lost certificates, or changes in name and address should be directed in writing to the Company's stock transfer agent:

The Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572
(800) 456-0596

     Annual Meeting of Shareholders. The Annual Meeting of Shareholders of Oak Hill Financial, Inc. will be held on April 25, 2001, at 1:00 p.m. at the Ohio State University Extension South District Office, 17 Standpipe Road, Jackson, Ohio (the Extension Office is located just off State Route 93, 1.7 miles south of Jackson).

Item 6.  Selected Financial Data

                                                                    At or For the Year Ended December 31,
                                                   2000             1999            1998             1997             1996
                                                                      (In thousands, except share data)
SUMMARY OF FINANCIAL CONDITION (1) (2)

Total assets                                   $694,637         $600,100        $552,649         $473,341         $407,461
Interest-bearing deposits
   and federal funds sold                           442            4,516          12,197            4,031            5,415
Investment securities                            61,270           53,338         100,027           81,396           79,748
Loans receivable-- net (3)                      599,086          507,969         411,246          360,797          297,886
Deposits                                        562,617          488,880         465,674          391,265          334,138
Federal Home Loan Bank (FHLB)
   advances and other borrowings                 77,595           60,852          37,413           37,708           33,086
Stockholders' equity                             49,896           47,724          46,574           41,349           37,620


SUMMARY OF OPERATIONS (1) (2)

Interest income                                $ 54,578         $ 45,250        $ 41,599         $ 36,089         $ 30,954
Interest expense                                 29,510           22,419          21,339           18,626           15,891
                                                -------          -------         -------          -------          -------

   Net interest income                           25,068           22,831          20,260           17,463           15,063
Provision for loan losses                         2,263            2,432           1,266            1,171              879
                                                -------          -------         -------          -------          -------

   Net interest income after
      provision for loan losses                  22,805           20,399          18,994           16,292           14,184

Gain on sale of loans                               174              477           1,418              250              229
Gain (loss) on sale of assets                      (390)          (2,141)            281              (33)              99
Other non-interest income                         2,521            2,072           1,550            1,427            1,442
General, administrative and other
  expense (4) (5)                                15,620           14,642          11,788           11,058           10,012
                                                -------          -------         -------          -------          -------

   Earnings before federal income
      taxes                                       9,490            6,165          10,455            6,878            5,942
Federal income taxes                              3,172            2,083           3,415            2,441            1,938
                                                -------          -------         -------          -------          -------

Net earnings                                   $  6,318         $  4,082        $  7,040         $  4,437         $  4,004
                                                =======          =======         =======          =======          =======


PER SHARE INFORMATION (6)

Basic earnings per share                      $    1.21       $      .77       $    1.34       $      .84       $      .76
Book value                                         9.76             8.97            8.90             7.86             7.16


                                                       At or For the Year Ended December 31,
                                                   2000             1999            1998             1997             1996

OTHER STATISTICAL AND
OPERATING DATA
Return on average assets                           0.98%            0.71%           1.37%            1.00%            1.05%
Return on average equity                          12.94             8.48           15.86            11.28            11.10
Net interest margin                                4.04             4.16            4.10             4.17             4.15
Interest rate spread during period                 3.39             3.60            3.47             3.68             3.59
Non-interest expense to average assets             2.43             2.56            2.30             2.50             2.63
Total allowance for loan losses
   to nonperforming loans                         250.9            192.4           191.9            232.4            253.5
Total allowance for loan losses
   to total loans                                  1.19             1.19            1.10             1.10             1.05
Nonperforming loans to total loans                 0.47             0.62            0.58             0.47             0.42
Nonperforming assets to total assets               0.45             0.56            0.44             0.36             0.31
Net charge-offs to average loans                   0.22             0.20            0.18             0.11             0.11
Equity to assets at period end                     7.18             7.95            8.43             8.74             9.23
Dividend payout ratio                             33.64            44.03           19.63            22.26            23.68

---------------------------------------------------------------------------------------------------------------------------


(1) The Company merged Unity Savings Bank with and into its Oak Hill Banks subsidiary on October 2, 1997. The merger was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements as of and for the year ended December 31, 1996, have previously been restated as if the merger had occurred January 1, 1996.

(2) The Company completed a merger with Towne Financial Corporation and its subsidiary The Blue Ash Building and Loan Company on October 1, 1999. The merger was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements as of and for the years ended December 31, 1996 through 1998, inclusive, have previously been restated as if the merger had occurred on January 1, 1996.

(3)  Includes loans held for sale.

(4) Non-interest expense for 1997 includes $920,000 in pre-tax expenses incurred pursuant to the merger with Unity Savings Bank.

(5) Non-interest expense for 1999 includes $1.4 million in pre-tax expenses, of which $250,000 is included in "other operating expenses", incurred pursuant to the merger with Towne Financial Corporation.

(6) Per share information ives retroactive effect to the issuance of 643,690 shares in the Unity transaction, the 5-for-4 stock split effected June 1, 1998, and the issuance of 917,361 shares in the Towne transaction.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         The principal asset of Oak Hill Financial, Inc. ("Company") is its ownership of Oak Hill Banks ("Oak Hill") and Towne Bank ("Towne"), (collectively hereinafter "Banks"). Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Banks. The Banks conduct general commercial banking businesses that consist of attracting deposits from the general public and using those funds to originate loans for commercial, consumer, and residential purposes.

         The Banks' profitability depends primarily on their net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates paid on these balances. Additionally, and to a lesser extent, profitability is affected by such factors as the level of non-interest income and expenses, the provision for losses on loans, and the effective tax rate. Non-interest income consists primarily of service charges and other fees and income from the sale of loans. Non-interest expenses consist of compensation and benefits, occupancy-related expenses, FDIC deposit insurance premiums, and other operating expenses.

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere in this report.

FORWARD LOOKING STATEMENTS

         In the following pages, management presents an analysis of the Company's financial condition as of December 31, 2000, and the results of operations for the year ended December 31, 2000, as compared to prior periods. In addition to this historical information, the following discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's general market area. Without limiting the foregoing, some of the forward-looking statements include management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses; and management's belief that the allowance for loan losses is adequate.

FINANCIAL CONDITION

         The Company's total assets amounted to $694.6 million as of December 31, 2000, an increase of $94.5 million, or 15.8%, over the $600.1 million total at December 31, 1999. The increase was funded primarily through growth in deposits of $73.7 million, or 15.1%, an increase in FHLB advances of $10.5 million, respective increases of $2.3 million and $5.0 million in notes payable and guaranteed preferred beneficial interests in junior subordinated debentures (hereinafter "subordinated debentures"), and an increase in stockholders' equity of $2.2 million.

         Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $2.7 million, or 3.8%, to a total of $74.6 million at December 31, 2000, compared to $71.9 million at December 31, 1999. Investment securities increased by $7.9 million, as purchases of $30.4 million exceeded maturities and repayments of $2.7 million and sales of $21.7 million. Federal funds sold decreased by $3.8 million during 2000.

         Loans receivable totaled $599.1 million at December 31, 2000, an increase of $91.1 million, or 17.9%, over total loans at December 31, 1999. Loan disbursements totaled $303.7 million during 2000, which were partially offset by loan sales of $10.6 million and principal repayments of $198.8 million. Loan origination and sales volume decreased by $21.1 million and $20.0 million, respectively, as compared to the same period in 1999. The Company's allowance for loan losses amounted to $7.2 million at December 31, 2000, an increase of $1.1 million, or 17.4%, over the total at December 31, 1999. The allowance for loan losses represented 1.19% of the total loan portfolio at both December 31, 2000 and 1999. Net charge-offs totaled approximately $1.2 million and $883,000 for the years ended December 31, 2000 and 1999, respectively. The Company's allowance represented 250.9% and 192.4% of nonperforming loans, which totaled $2.9 million and $3.2 million at December 31, 2000 and 1999, respectively. Nonperforming loans were comprised of $549,000 in installment loans and $2.3 million of loans secured primarily by commercial real estate and one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized at December 31, 2000.

         Deposits totaled $562.6 million at December 31, 2000, an increase of $73.7 million, or 15.1%, over the $488.9 million total at December 31, 1999. The increase resulted primarily from management's continuing marketing efforts and competitive pricing with respect to mid-term certificate of deposit products throughout the Banks' branch network. Proceeds from deposit growth were used primarily to fund loan originations.

         Advances from the Federal Home Loan Bank totaled $70.2 million at December 31, 2000, an increase of $10.5 million, or 17.5%, over the December 31, 1999 total. Notes payable increased by $2.3 million. Proceeds from advances and notes payable were primarily used to fund loan originations during the period.

         In March 2000, a Delaware statutory business trust owned by the Company (the "Trust"), issued $5.0 million of mandatorily redeemable debt securities. The debt securities issued by the trust are included in the Company's regulatory capital, specifically as a component of Tier I capital. The proceeds from the issuance of the subordinated debentures and common securities were used by the Trust to purchase from the Company $5.0 million of subordinated debentures maturing on March 8, 2030. The subordinated debentures are the sole asset of the Trust, and the Company owns all of the common securities of the Trust. Interest payments on the debt securities are to be made semi-annually at an annual fixed rate of interest of 10.875% and are reported as a component of interest expense on borrowings. The net proceeds received by the Company were used for general corporate purposes, including repurchasing the Company's stock and providing general working capital.

         The Company's stockholders' equity amounted to $49.9 million at December 31, 2000, an increase of $2.2 million, or 4.6%, over the balance at December 31, 1999. The increase resulted primarily from net earnings of $6.3 million and a $1.5 million decrease in the unrealized losses on securities designated as available for sale, which were partially offset by $2.1 million in dividends declared on common stock and purchases of treasury shares totaling $3.9 million.

SUMMARY OF EARNINGS

         The table on page 25 shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 2000, 1999, and 1998. The table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, the interest rate spread, and the net interest margin for the same periods. Changes in net interest income are attributable to either changes in average balances (volume change) or changes in average rates (rate change) for interest-earning assets and interest-bearing liabilities. Volume change is calculated as change in volume times the old rate, while rate change is calculated as change in rate times the old volume. The table on page 8 indicates the dollar amount of the change attributable to each factor. The rate/volume change, the change in rate times the change in volume, is allocated between the volume change and the rate change at the ratio each component bears to the absolute value of their total.

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 2000 AND
1999

         GENERAL. Net earnings for the year ended December 31, 2000 totaled $6.3 million, a $2.2 million, or 54.8%, increase over the amount reported in 1999. The increase in earnings resulted primarily from a $2.2 million increase in net interest income, a $1.9 million increase in other income, and a $169,000 decrease in the provision for losses on loans, which were partially offset by a $978,000 increase in general, administrative and other expense and a $1.1 million increase in the provision for federal income taxes.

         NET INTEREST INCOME. Total interest income for the year ended December 31, 2000, amounted to $54.6 million, an increase of $9.3 million, or 20.6%, over the $45.3 million recorded for 1999. Interest income on loans totaled $50.4 million, an increase of $10.9 million, or 27.7%, over the 1999 period. This increase resulted primarily from a $107.2 million, or 23.8%, increase in the weighted-average ("average") portfolio balance from $449.9 million in 1999 to $557.0 million in 2000, coupled with a 28 basis point increase in the average yield from 8.76% in 1999 to 9.04% in 2000. Interest income on investment securities and other interest-earning assets decreased by $1.6 million, or 27.5%. The decrease resulted primarily from a $36.1 million, or 36.2%, decrease in the average portfolio balance to $63.5 million in 2000 from $99.6 million in 1999, which was partially offset by an 80 basis point increase in the average yield, from 5.84% in 1999 to 6.64% in 2000.

         Total interest expense amounted to $29.5 million for the year ended December 31, 2000, an increase of $7.1 million, or 31.6%, over the $22.4 million recorded in 1999. Interest expense on deposits increased by $5.3 million, or 27.5%, to a total of $24.8 million in 2000. The increase resulted primarily from a $44.2 million, or 10.3%, increase in the average portfolio balance from $428.9 million in 1999 to $473.1 million in 2000, coupled with a 70 basis point increase in the average cost of deposits from 4.53% in 1999 to 5.23% in 2000. Interest expense on borrowings increased by $1.8 million, or 58.6%, during 2000. This increase was due to a $17.8 million increase in average borrowings outstanding coupled with a 107 basis point increase in the average cost of borrowings from 5.52% in 1999 to 6.59% in 2000.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.2 million, or 9.8%, for the year ended December 31, 2000, as compared to 1999. The interest rate spread decreased by 21 basis points to 3.39% in 2000 compared to 3.60% in 1999. The net interest margin decreased by 12 basis points to 4.04% in 2000 from 4.16% in 1999.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for losses on loans amounted to $2.3 million for the year ended December 31, 2000, a decrease of $169,000, or 6.9%, compared to the same period in 1999. The provision for losses on loans in 2000 generally reflects the $91.2 million of growth in the loan portfolio during the year. The Company's loan growth in 2000 was comprised primarily of a $61.4 million, or 19.2%, increase in loans secured by residential real estate and a $26.2 million, or 20.8%, increase in commercial and other loans. Net loan charge-offs amounted to $1.2 million in 2000, as compared to $883,000 in 1999.

         Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 2000, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         OTHER INCOME. Other income totaled $2.3 million for the year ended December 31, 2000, an increase of $1.9 million, over the amount recorded in 1999. This increase resulted primarily from a $1.8 million decline in the loss on sale of securities year-to-year and a $449,000, or 21.7%, increase in service fees, charges, and other operating income, which were partially offset by a $303,000 decrease in gain on sale of loans. During the third and fourth quarters of 2000, the Company restructured the Banks' investment securities into higher-yield obligations of state and political subdivisions and U.S. Government and agency securities at a loss of $381,000.

         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $15.6 million for the year ended December 31, 2000, an increase of $978,000, or 6.7%, over the 1999 total. The increase resulted primarily from a $1.2 million, or 16.3%, increase in employee compensation and benefits, a $665,000, or 18.8%, increase in other operating expenses, and an increase of $244,000, or 14.7%, in occupancy and equipment, which were offset by the absence of $1.1 million in merger-related expenses incurred in connection with the October 1, 1999 merger of Towne Financial Corporation with and into the Company and decreases of $26,000 and $13,000 in federal deposit insurance premiums and franchise taxes, respectively.

         The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in other operating expense resulted primarily from an increase in professional fees associated with the co-sourcing of the internal audit function totaling $99,000, an increase in costs associated with ATM transaction charges and data processing totaling $165,000, and a recognition of an impairment loss totaling $185,000 relating to a former branch location. The remaining increase of $235,000, or 6.6%, was due to pro-rata increases in other operating expenses attendant to the Company's overall growth year-to-year. The increase in occupancy and equipment expense was due primarily to a $145,000, or 67.5%, increase in rent expense, coupled with increases in other occupancy-related costs, in connection with new branch locations opened in 2000.

         FEDERAL INCOME TAXES. The provision for federal income taxes amounted to $3.2 million for the year ended December 31, 2000, an increase of $1.1 million, or 52.3%, over the $2.1 million recorded in 1999. The increase resulted primarily from a $3.3 million, or 53.9%, increase in earnings before taxes. The effective tax rates were 33.4% and 33.8% for the year ended December 31, 2000 and 1999, respectively.

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 1999 AND
1998

         GENERAL. Net earnings for the year ended December 31, 1999 totaled $4.1 million, a $3.0 million, or 42.0%, decrease from the amount reported in 1998. The decrease in earnings resulted primarily from a $2.9 million increase in general, administrative and other expense, a $1.2 million increase in the provision for losses on loans, and a $2.8 million decrease in other income, which were partially offset by a $2.6 million increase in net interest income and a $1.3 million decrease in the provision for federal income taxes.

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

         Total interest expense amounted to $22.4 million for the year ended December 31, 1999, an increase of $1.1 million, or 5.1%, over the $21.3 million recorded in 1998. Interest expense on deposits increased by $31,000, or 0.2%, to a total of $19.4 million in 1999. The increase resulted primarily from a $20.9 million, or 7.4%, increase in the average portfolio balance outstanding year-to-year, which was partially offset by a 33 basis point decrease in the average cost of deposits, to 4.53% in 1999 from 4.86% in 1998. Interest expense on borrowings increased by $1.0 million, or 54.0%, during 1999. This increase was due to a $22.5 million increase in average borrowings outstanding, which was partially offset by a 62 basis point decrease in the average cost of borrowings, to 5.52% in 1999 compared to 6.14% in 1998.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.6 million, or 12.7%, for the year ended December 31, 1999, as compared to 1998. The interest rate spread increased by 13 basis points from 3.47% in 1998 to 3.60% in 1999, while the net interest margin increased by 6 basis points from 4.10% in 1998 to 4.16% in 1999.

         PROVISION FOR LOSSES ON LOANS. The provision for losses on loans represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for losses on loans amounted to $2.4 million for the year ended December 31, 1999, an increase of $1.2 million, or 92.1%, compared to the same period in 1998. The provision for losses on loans in 1999 generally reflects the $96.7 million of growth in the loan portfolio over the year. The Company's loan growth in 1999 was comprised primarily of a $56.5 million, or 21.5%, increase in loans secured by residential real estate and a $34.7 million, or 37.9%, increase in commercial and other loans. Net loan charge-offs amounted to $883,000 in 1999, as compared to $683,000 in 1998.

         OTHER INCOME. Other income totaled $408,000 for the year ended December 31, 1999, a decrease of $2.8 million, from the amount recorded in 1998. This decrease resulted primarily from a $2.1 million loss on sale of securities as compared to a $281,000 gain on sale of securities in the 1998 period and a $941,000 decrease in gain on sale of loans, which were partially offset by a $522,000, or 33.7%, increase in service fees, charges, and other operating income. The $2.1 million loss on sale of securities was incurred by Towne Financial Corporation prior to its merger with and into the Company in order to bring Towne Financial's portfolio into conformance with the Company's asset/liability management and credit policies.

         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $14.6 million for the year ended December 31, 1999, an increase of $2.9 million, or 24.2%, over the 1998 total. The increase resulted primarily from expenses of $1.1 million incurred in connection with the previously mentioned Towne merger, including $623,000 for the cost of employee severance pay related thereto. In addition there was a $1.2 million, or 18.4%, increase in employee compensation and benefits, a $557,000, or 18.7%, increase in other operating expenses, and an increase of $9,000 in federal deposit insurance premiums, which were partially offset by decreases of $8,000 and $28,000 in occupancy and equipment and franchise taxes, respectively.

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

         At December 31, 2000, the Company had $321.4 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on the results of operations.

         In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $161.4 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At December 31, 2000, the Company had $70.2 million of outstanding FHLB advances.

         At December 31, 2000, loan commitments, or loans committed but not closed, totaled $14.5 million. Additionally, the Company had unused lines of credit and letters of credit totaling $64.6 million and $1.6 million, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

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

         The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to an available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective January 1, 2001, as required, without material effect on the Company's consolidated financial position or results of operations.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

                                                                         AVERAGE BALANCES AND INTEREST RATES
                                                                               Year Ended December 31,
                                                       2000                             1999                             1998
                                                       ----                             ----                             ----
                                                    Interest                      Interest                       Interest
                                           Average   Income/  Average    Average   Income/   Average    Average  Income/   Average
                                           Balance   Expense   Rate      Balance   Expense    Rate      Balance  Expense    Rate
                                           -------   -------   ----      -------   -------    ----      -------  -------    ----
                                                                              (Dollars in thousands)
Interest-earning assets:
  Loans receivable                        $557,038   $50,362   9.04%     $449,873  $39,431    8.76%   $387,057  $37,049     9.57%
  Investment securities                     62,049     4,120   6.64        86,329    5,208    6.03      93,476    3,829     4.10
  Federal funds sold                           803        62   7.72        12,567      587    4.67      11,794      661     5.60
  Interest-earning deposits                    647        34   5.26           685       24    3.50       1,707       60     3.51
                                           -------    ------   ----       -------   ------    ----     -------   ------     ----
      Total interest-earning assets        620,537    54,578   8.80       549,454   45,250    8.24     494,034   41,599     8.42

Non-interest-earning assets                 20,991                        22,856                         18,383
                                           -------                       -------                        -------

      Total assets                        $641,528                      $572,310                       $512,417
                                           =======                       =======                        =======

Interest-bearing liabilities:
  Deposits                                $473,149    24,764   5.23     $428,915   19,426     4.53     $399,249   19,395     4.86
  Borrowings                                72,029     4,746   6.59       54,192    2,993     5.52       31,661    1,944     6.14
                                           -------    ------   ----      -------   ------     ----     -------    ------     ----
      Total interest-bearing liabilities   545,178    29,510   5.41      483,107   22,419     4.64      430,910   21,339     4.95
                                                      ------   ----                ------     ----                ------     ----
Non-interest-bearing liabilities            47,516                        41,076                         37,125

Stockholders' equity                        48,834                        48,127                         44,382
                                           -------                       -------                        -------

      Total liabilities and               $641,528                      $572,310                       $512,417
        stockholders' equity               =======                       =======                        =======


Net interest income and interest rate                $25,068   3.39%              $22,831     3.60%              $20,260     3.47%
 spread                                               ======   ====                ======     ====                ======     ====

Net interest margin (1)                                        4.04%                          4.16%                          4.10%
                                                               ====                           ====                           ====

Average interest-earning assets to
  average interest-bearing liabilities                       113.82%                        113.73%                        114.65%
                                                             ======                         ======                         ======

(1) The net interest margin is the net interest income divided by the average interest-earning assets.



                                                                                 RATE/VOLUME TABLE

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                2000 vs. 1999                            1999 vs. 1998
                                                                -------------                            -------------
                                                         Increase (decrease) due to               Increase (decrease) due to
                                                     Volume         Rate         Total         Volume        Rate         Total
                                                     ------         ----         -----         ------        ----         -----
                                                                               (Dollars in thousands)
Changes in interest income attributable to:
     Loan receivable                                $ 9,632       $1,299       $10,931         $5,761      $(3,379)      $2,382
     Investment securities                           (1,667)         579        (1,088)          (301)       1,680        1,379
     Federal funds sold                                (926)         401          (525)            40         (114)         (74)
     Interest-earning deposits with banks                (2)          12            10            (35)          (1)         (36)
                                                     ------        -----        ------          -----       ------        -----
          Total interest income                     $ 7,037       $2,291       $ 9,328         $5,465      $(1,814)      $3,651
                                                     ======        =====        ======          =====        ======       =====

Changes in interest expense attributable to:
     Deposits                                       $ 2,137       $3,201       $ 5,338         $1,396      $(1,365)      $   31
     Borrowings                                       1,091          662         1,753          2,833       (1,784)       1,049
                                                     ------        -----        ------          -----       ------        -----
          Total interest expense                    $ 3,228       $3,863       $ 7,091         $4,229       $(3,149)     $1,080
                                                     ======        =====        ======          =====        ======       =====

Increase in net interest income                                                $ 2,237                                   $2,571
                                                                                ======                                    =====







Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

         None.

Item 8.   Financial Statements and Supplementary Data

         Consolidated Financial Statements of the Company, together with the reports thereon of Grant Thornton LLP (dated February 8, 2001) are set forth on pages F-1 hereof (see Item 14 of this Annual Report for Index).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial disclosure.

         Not Applicable.

                                    PART III

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance With Section 16(a) of the Exchange Act.

         The information is contained under "Ownership of Common Stock by Management" and "Election of Directors" in the Company's Proxy Statement dated March 13, 2001, is incorporated herein by reference in response to this item.

         The information contained under "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement dated March 13, 2001, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation.

         The  information  appearing  under  "Executive   Compensation"  in  the
Company's Proxy Statement dated March 13, 2001, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information appearing under "Ownership of Common Stock by Principal Shareholders" and "Ownership of Common Stock By Management" in the Company's Proxy Statement dated March 13, 2001, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.

         The information appearing under "Certain Transactions" in the Company's Proxy Statement dated March 13, 2001, is incorporated herein by reference in response to this item.

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K.

(a)      Documents filed as a part of the Report:

         (1)   Report of Grant Thornton LLP, Independent Auditors

               Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

               Consolidated Statements of Earnings for years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Comprehensive Income for years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Stockholder's Equity for years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Cash Flows for years ended December 31, 2000, 1999 and 1998

               Notes to Consolidated Financial Statements for years ended December 31, 2000, 1999 and 1998

(2)      Financial Statement Schedules:

          The information is contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000, is incorporated herein by reference in response to this item.

(3)      The following are filed as exhibits to this Annual Report on Form 10-K:

         Exhibit
         Number
         *3(a).....................Second Amended and  Restated  Articles of  Incorporation  (reference  is made to Form
                                   SB-2, Exhibit 3(i), File No. 33-096216 and incorporated herein by reference).

         *3(b).....................Restated Code of Regulations  (reference is made to Form SB-2,  Exhibit 3(ii), File No.
                                   33-96216 and incorporated herein by reference).

         *4(a).....................Reference is made to Articles FOURTH, FIFTH, SEVENTH,  EIGHTH,  TENTH AND ELEVENTH of the
                                   Registrant's  Restated Articles of Incorporation  (contained in the Registrant's
                                   Restated  Articles of  Incorporation  filed as Exhibit 3(a) hereto) and Articles
                                   II,  III,  IV, VI and VIII of the  Registrant's  Amended  and  Restated  Code of
                                   Regulations  (contained  in  the  Registrant's  Amended  and  Restated  Code  of
                                   Regulations filed as Exhibit 3(b) hereto).

         *4(b).....................Rights Plan, dated January 23, 1998, between Oak Hill Financial,  Inc., and Fifth Third
                                   Bank,  (reference is made to Exhibit 4.1 to the Form 8-A, filed with the Securities and
                                   Exchange Commission on January 23, 1998 and incorporated herein by reference).

         *4(c).....................Amended Rights Plan, dated December 26, 2000, between Oak Hill Financial, Inc., and
                                   Registrar and Transfer Company, (reference is made to Exhibit 2 to the
                                   Form 8-A12B/A,  filed with the  Securities and Exchange  Commission on
                                   February 21, 2001 and incorporated herein by reference).

         *10(a)....................Oak Hill  Financial,  Inc.  Amended and Restated  1995 Stock Option Plan  (reference is made to Form  SB-2,  Exhibit  10(a),  File No.  33-96216  and  incorporated  herein  by reference).

         *10(b)....................Employment  Agreement  between D. Bruce Knox and the Registrant,  dated April 28, 1997,
                                   (reference is made to Form S-4,  Exhibit 10(b),  file No.  333-30349,  and incorporated herein by reference).

         *10(c)....................Executive Salary  Continuation  Agreement between D. Bruce Knox and Unity Savings Bank, dated  December  7,  1994,  (reference  is made to Form S-4,  Exhibit  10(c),  file No.
                                   333-30349, and incorporated herein by reference).

         *10(d)....................Executive  Salary  Continuation  Agreement  between George Knox and Unity Savings Bank, dated  December  7,  1994,  (reference  is made to Form S-4,  Exhibit  10(d),  file No.
                                   333-30349, and incorporated herein by reference).

         *10(e)....................Amendment,  dated  September 18, 1995 to the Executive  Salary  Continuation  Agreement
                                   between  George Knox and Unity  Savings Bank,  (reference is made to Form S-4,  Exhibit
                                   10(e), file No. 333-30349, and incorporated herein by reference).

         *10(f)....................Employment Agreement between Ron J. Copher and The Registrant, dated July 5, 1999.

         *21.......................Subsidiaries  of the Registrant  (reference is made to Form SB-2,  Exhibit 21, File No.
                                   33-96216 and incorporated herein by reference).

          23.......................Consent of Grant Thornton LLP.

          24.......................Powers of Attorney.

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


                   OAK HILL FINANCIAL, INC.                          Date

                   By:  /s/ John D. Kidd                        March 13, 2001
                      ---------------------
                      John D. Kidd, President
                      and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                            Title                                             Date

*  Evan E. Davis                Chairman of the Board                                  March 13, 2001
-----------------------


/s/ John D. Kidd                President, Chief Executive Officer and Director
-----------------------         (Principal Executive Officer)                          March 13, 2001



*  Richard P. LeGrand           Executive Vice President and Director                  March 13, 2001
-----------------------


*  H. Tim Bichsel               Secretary                                              March 13, 2001
-----------------------


*  Ron J. Copher                Chief Financial Officer and Treasurer
-----------------------         (Principal Financial and Accounting Officer)           March 13, 2001



*  Barry M. Dorsey              Director                                               March 13, 2001
-----------------------


*  C. Clayton Johnson           Director                                               March 13, 2001
-----------------------


*  Rick A. McNelly              Director                                               March 13, 2001
-----------------------


*  Donald R. Seigneur           Director                                               March 13, 2001
-----------------------


/s/ H. Grant Stephenson         Director                                               March 13, 2001
-----------------------


    Signature                            Title                                             Date


*  D. Bruce Knox                       Chief Information Officer and Director             March 13, 2001
-----------------------


*  Ralph E. Coffman, Jr.               Vice President                                     March 13, 2001
-----------------------



*  David G. Ratz                       Chief Administrative Officer                       March 13, 2001
-----------------------


By: /s/ H. Grant Stephenson                                                               March 13, 2001
-----------------------
     H. Grant Stephenson,
     attorney-in-fact for each of
     the persons indicated

                        CONSOLIDATED FINANCIAL STATEMENTS







                 TABLE OF CONTENTS

                 Financial Condition.............................F-2

                 Earnings........................................F-3

                 Stockholders' Equity............................F-4

                 Comprehensive Income............................F-5

                 Cash Flows......................................F-6

                 Notes...........................................F-8

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  December 31,
                        (In thousands, except share data)

                                                                                       2000                           1999


ASSETS
Cash and due from banks                                                          $   13,224                     $   14,675
Federal funds sold                                                                       77                          3,854
Investment securities designated as available for sale-- at market                   56,323                         53,338
Investment securities held to maturity -- at cost (approximate market
  value of  $4,598 at December 31, 2000)                                              4,947                             --
Loans receivable-- net                                                              598,903                        507,726
Loans held for sale-- at lower of cost or market                                        183                            243
Office premises and equipment-- net                                                   9,296                          9,256
Federal Home Loan Bank stock-- at cost                                                4,981                          4,079
Accrued interest receivable on loans                                                  3,525                          2,764
Accrued interest receivable on investment securities                                    688                            829
Goodwill-- net                                                                          249                            283
Prepaid expenses and other assets                                                       715                            312
Prepaid federal income taxes                                                            625                          1,220
Deferred federal income taxes                                                           901                          1,521
                                                                                    -------                        -------

      TOTAL ASSETS                                                                 $694,637                       $600,100
                                                                                    =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand                                                                         $  45,792                      $  42,598
   Savings and time deposits                                                        516,825                        446,282
                                                                                    -------                        -------

      Total deposits                                                                562,617                        488,880

Securities sold under agreement to repurchase                                           143                          1,172
Advances from the Federal Home Loan Bank                                             70,152                         59,680
Notes payable                                                                         2,300                             --
Subordinated debentures                                                               5,000                             --
Accrued interest payable and other liabilities                                        4,529                          2,644
                                                                                    -------                        -------

      Total liabilities                                                             644,741                        552,376

Stockholders' equity
   Common stock -- $.50 stated value; authorized 15,000,000 shares, 5,414,576
      and 5,369,576 shares issued at December 31, 2000 and 1999                       2,707                          2,683
   Additional paid-in capital                                                         5,040                          4,650
   Retained earnings                                                                 46,913                         42,724
   Treasury stock (304,470 and 50,900 shares at cost
       at December 31, 2000 and 1999)                                                (4,680)                          (755)
   Accumulated comprehensive loss:
       Unrealized loss on securities designated as available
         for sale, net of related tax effects                                           (84)                        (1,578)
                                                                                    -------                       -------

      Total stockholders' equity                                                     49,896                         47,724
                                                                                    -------                        -------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $694,637                       $600,100
                                                                                    =======                        =======






        The accompanying notes are an integral part of these statements.

                            Oak Hill Financial, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                             Year ended December 31,
                        (In thousands, except share data)

                                                                        2000                   1999                   1998
INTEREST INCOME

   Loans                                                             $50,362                $39,431                $37,049
   Investments
      U.S. Government and agency securities                            3,316                  4,792                  3,635
      Obligations of state and political subdivisions                    162                    416                    194
      Other securities                                                   642                     --                     --
      Federal funds sold                                                  62                    587                    661
      Interest-bearing deposits                                           34                     24                     60
                                                                      ------                 ------                 ------
         Total interest income                                        54,578                 45,250                 41,599

INTEREST EXPENSE

   Deposits                                                           24,764                 19,426                 19,395
   Borrowings                                                          4,746                  2,993                  1,944
                                                                      ------                 ------                 ------
         Total interest expense                                       29,510                 22,419                 21,339
                                                                      ------                 ------                 ------

         Net interest income                                          25,068                 22,831                 20,260

   Less provision for losses on loans                                  2,263                  2,432                  1,266
                                                                      ------                 ------                 ------
         Net interest income after provision for losses on loans      22,805                 20,399                 18,994

OTHER INCOME

   Service fees, charges and other operating                           2,521                  2,072                  1,550
   Gain on sale of loans                                                 174                    477                  1,418
   Gain (loss) on sale of assets                                        (390)                (2,141)                   281
                                                                      ------                 ------                 ------
         Total other income                                            2,305                    408                  3,249

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

   Employee compensation and benefits                                  8,880                  7,635                  6,448
   Occupancy and equipment                                             1,909                  1,665                  1,673
   Federal deposit insurance premiums                                    100                    126                    117
   Franchise taxes                                                       531                    544                    572
   Other operating                                                     4,200                  3,535                  2,978
   Merger-related expenses                                                --                  1,137                     --
                                                                      ------                 ------                 ------
         Total general, administrative and other expense              15,620                 14,642                 11,788
                                                                      ------                 ------                 ------

         Earnings before federal income taxes                          9,490                  6,165                 10,455

FEDERAL INCOME TAXES

   Current                                                             3,321                  2,465                  3,370
   Deferred                                                             (149)                  (382)                    45
                                                                      ------                 ------                 ------
         Total federal income taxes                                    3,172                  2,083                  3,415
                                                                      ------                 ------                 ------

         NET EARNINGS                                                $ 6,318                $ 4,082                $ 7,040
                                                                      ======                 ======                 ======

         EARNINGS PER SHARE

            Basic                                                      $1.21                   $.77                  $1.34
                                                                        ====                    ===                   ====
            Diluted                                                    $1.21                   $.76                  $1.30
                                                                        ====                    ===                   ====



        The accompanying notes are an integral part of these statements.

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
                        (In thousands, except share data)

                                                                                                    Unrealized
                                                                                                  gains (losses)
                                                                                       Employee    on securities
                                               Additional                                Stock     designated as
                                       Common    paid-in    Retained     Treasury       Ownership     available
                                       stock     capital   earnings       stock          Plan        for sale       Total
BALANCE AT JANUARY 1, 1998            $2,195     $4,017     $35,219        $   (28)        $ (45)       $   (9)      $41,349

Stock dividend effected in the form
   of a 5-for-4 stock split              440         --        (440)            --            --            --            --
Issuance of 13,188 shares under stock
   option plan                             6        108          --             --            --            --           114
Dividends declared of $.263 per share     --         --      (1,385)            --            --            --        (1,385)
Repurchase of 36,900 shares               --         --          --           (727)           --            --          (727)
Principal repayments on loan of ESOP      --         --          --             --            30            --            30
Unrealized gains on securities designated
  as available for sale, net of related
  tax effects                             --         --          --             --            --           153           153
Net earnings for the year                 --         --       7,040             --            --            --         7,040
                                       -----      -----      ------         ------          ----         -----        ------

BALANCE AT DECEMBER 31, 1998           2,641      4,125      40,434           (755)          (15)          144        46,574

Issuance of 83,875 shares under stock
   option plan                            42        525          --             --            --            --           567
Dividends declared of $.339 per share     --         --      (1,792)            --            --            --        (1,792)
Principal repayments on loan of ESOP      --         --          --             --            15            --            15
Unrealized losses on securities
  designated as available for sale,
   net of related tax effects             --         --          --             --            --        (1,722)       (1,722)
Net earnings for the year                 --         --       4,082             --            --            --         4,082
                                       -----      -----      ------         ------          ----         -----        ------

BALANCE AT DECEMBER 31, 1999           2,683      4,650      42,724           (755)           --        (1,578)       47,724

Issuance of 45,000 shares under stock
   option plan                            24        390          --             --            --            --           414
Dividends declared of $.407 per share     --         --      (2,129)            --            --            --        (2,129)
Repurchase of 257,470 shares              --         --          --         (3,925)           --            --        (3,925)
Unrealized gains on securities
  designated as available for sale,
  net of related tax effects              --         --          --             --            --         1,494         1,494
Net earnings for the year                 --         --       6,318             --            --            --         6,318
                                       -----      -----      ------         ------          ----         -----        ------

BALANCE AT DECEMBER 31, 2000          $2,707     $5,040     $46,913        $(4,680)        $  --        $  (84)      $49,896
                                       =====      =====      ======         ======          ====         =====        ======







        The accompanying notes are an integral part of these statements.

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                        2000                   1999                   1998

Net earnings                                                          $6,318                $ 4,082                 $7,040

Other comprehensive income, net of tax:

   Unrealized gains (losses) on securities
        designated as available for sale, net of taxes (benefits)
        of $640, $(1,615) and $174 in 2000, 1999
        and 1998, respectively                                         1,242                 (3,135)                   338
   Reclassification adjustment for realized
        (gains) losses included in net earnings, net of
        taxes (benefits) of $(129), $(728) and $96
        in 2000, 1999 and 1998, respectively                             252                  1,413                   (185)
                                                                       -----                 ------                  -----

Comprehensive income                                                  $7,812                $ 2,360                 $7,193
                                                                       =====                 ======                  =====

Accumulated comprehensive income (loss)                               $  (84)               $(1,578)                $  144
                                                                       =====                 ======                  =====




























        The accompanying notes are an integral part of these statements.

                            Oak Hill Financial, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                                 (In thousands)

                                                                        2000                   1999                   1998

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings for the year                                        $  6,318               $  4,082               $  7,040
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                      838                    769                    835
      (Gain) loss on sale of securities                                  381                  2,167                   (277)
      Amortization of premiums and discounts
         on investment securities-- net                                   35                    187                    158
      Proceeds from sale of loans in secondary market                 10,658                 30,638                 78,727
      Loans disbursed for sale in secondary market                   (10,509)               (27,922)               (79,192)
      Gain on sale of loans                                              (89)                  (252)                  (684)
      (Gain) loss on disposition of assets                                 9                    (26)                    (4)
      Loss on impairment of office premises                              185                     --                     --
      Amortization of deferred loan origination costs                    174                    333                    320
      Federal Home Loan Bank stock dividends                            (335)                  (398)                  (253)
      Provision for losses on loans                                    2,263                  2,432                  1,266
      Amortization of goodwill                                            34                     34                     33
      Increase (decrease) in cash due to changes in:
         Prepaid expenses and other assets                              (340)                   401                   (187)
         Accrued interest receivable                                    (620)                   (10)                  (503)
         Accrued interest payable and other liabilities                1,885                   (359)                   241
         Federal income taxes
            Current                                                      595                 (1,050)                  (291)
            Deferred                                                    (149)                  (382)                    45
                                                                     -------                -------                -------

               Net cash provided by operating activities              11,333                 10,644                  7,274

CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES:

   Loan disbursements                                               (293,153)              (296,845)              (250,914)
   Principal repayments on loans                                     198,789                194,937                200,035
   Principal repayments on mortgage-backed securities
     designated as available for sale                                  1,896                  3,929                  4,509
   Principal repayments on mortgage-backed securities
     designated as held-to-maturity                                       --                  3,615                  2,844
   Proceeds from sale of investment securities designated
      as available for sale                                           21,673                 41,014                 12,784
   Proceeds from maturity of investment securities                       755                 14,885                 36,881
   Proceeds from sale of assets                                          720                     --                      4
   Purchase of investment securities designated as
      available for sale                                             (25,462)               (21,011)               (70,735)
   Purchase of investment securities designated as
      held-to-maturity                                                (4,947)                (1,039)                (4,739)
   (Increase) decrease in federal funds sold-- net                     3,777                  7,533                 (5,914)
   Purchase of Federal Home Loan Bank stock                             (567)                    --                    --
   Purchase of office premises and equipment                          (1,105)                (2,073)                (1,932)
   Decrease in certificates of deposit in other
      institutions                                                        --                      1                    177
   Redemption of cash surrender value of life insurance-- net             --                     --                    591
                                                                     -------                -------                -------

               Net cash used in investing activities                 (97,624)               (55,054)               (76,409)
                                                                     -------                -------                -------

               Net cash used in operating and investing
                  activities (balance carried forward)               (86,291)               (44,410)               (69,135)
                                                                     -------                -------                -------

                            Oak Hill Financial, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             Year ended December 31,
                                 (In thousands)

                                                                        2000                   1999                   1998

               Net cash used in operating and investing
                  activities (balance brought forward)            $  (86,291)            $  (44,410)              $(69,135)

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:

   Proceeds (repayments) from securities sold under
     agreement to repurchase                                          (1,029)                   232                    682
   Net increase in deposit accounts                                   73,737                 23,206                 74,409
   Proceeds from Federal Home Loan Bank advances                   3,251,616              1,518,512                 25,500
   Repayment of Federal Home Loan Bank advances                   (3,241,144)            (1,495,290)               (26,447)
   Proceeds from notes payable                                         2,800                     --                     --
   Repayment of notes payable                                           (500)                    --                     --
   Advances by borrowers for taxes and insurance                          --                     --                     45
   Accounts payable on mortgage loans serviced                            --                     --                    122
   Proceeds from issuance of debt securities                           5,000                     --                     --
   Dividends on common shares                                         (2,129)                (1,792)                (1,385)
   Purchase of treasury stock                                         (3,925)                   --                    (727)
   Proceeds from issuance of shares under stock option plan              414                    567                    114
                                                                   ---------              ---------                -------

               Net cash provided by financing activities              84,840                 45,435                 72,313
                                                                   ---------              ---------                -------

Net increase (decrease) in cash and cash equivalents                  (1,451)                 1,025                  3,178

Cash and cash equivalents at beginning of year                        14,675                 13,650                 10,472
                                                                   ---------              ---------                -------

Cash and cash equivalents at end of year                          $   13,224             $   14,675               $ 13,650
                                                                   =========              =========                =======

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for:
   Federal income taxes                                           $    3,363             $    3,417              $  3,491
                                                                   =========              =========               =======

   Interest on deposits and borrowings                            $   28,366             $   22,326              $ 21,271
                                                                   =========              =========               =======

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING ACTIVITIES:

   Unrealized gains (losses) on securities designated as
      available for sale, net of related tax effects              $    1,494             $   (1,722)              $    153
                                                                   =========              =========                =======

   Recognition of mortgage servicing rights in
      accordance with SFAS No. 125                                $       85             $      225               $    734
                                                                   =========              =========                =======

   Transfers from loans to real estate acquired
      through foreclosure                                         $      779             $      278               $     51
                                                                   =========              =========                =======

   Transfer of loans from held for investment to
      held for sale                                               $       --             $       --               $    820
                                                                   =========              =========                =======







        The accompanying notes are an integral part of these statements.

                            Oak Hill Financial, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2000, 1999 and 1998


NOTE A -- SUMMARY OF ACCOUNTING POLICIES

         The business activities of Oak Hill Financial, Inc. ("Company") have been limited primarily to holding the common shares of Oak Hill Banks ("Oak
Hill") and Towne Bank ("Towne"), (collectively hereinafter the "Banks"). Accordingly, the Company's results of operations are dependent upon the results of the Banks' operations. The Banks conduct a general commercial banking business in southern and central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. The Banks' profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Banks' can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

         On  October  1,  1999,  the  Company   combined  with  Towne  Financial
Corporation ("Towne Financial") and its wholly-owned subsidiary, Blue Ash Building and Loan Company ("Blue Ash") in a transaction whereby Towne Financial merged with and into the Company and Blue Ash, renamed Towne Bank, became a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements for the year ended December 31, 1998, have been restated to reflect the effects of the business combination as of January 1, 1998. Pursuant to the merger agreement, the Company issued 917,361 shares of common stock in exchange for the shares of Towne Financial.

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

1.   PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oak Hill, Towne and Action Finance Company ("Action"). Action was incorporated for the purpose of conducting consumer finance lending operations. Action began such operations during 1998. All significant intercompany balances and transactions have been eliminated.

2.   INVESTMENT SECURITIES

         The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if the Company has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. At December 31, 2000 and 1999, the Company's stockholders' equity reflected net unrealized losses on securities designated as available for sale, net of applicable tax effects, totaling $84,000 and $1.6 million, respectively.

Realized gains and losses on sales of securities are recognized using the specific identification method.

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


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

         Loans held for sale are carried at the lower of cost or market, determined in the aggregate. Loans held for sale are identified at the point of origination. In computing lower of cost or market, deferred loan origination fees are deducted from the principal balance of the related loan. All loan sales are made without further recourse to the Banks. At December 31, 2000 and 1999, loans held for sale were carried at cost.

         The Banks generally retain servicing on loans sold and agree to remit to the investor loan principal and interest at agreed-upon rates. Mortgage servicing rights are accounted for pursuant to the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires that the Banks recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

         SFAS No. 125 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Banks, calculated in accordance with the provisions of SFAS No. 125, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value of the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

         The Banks recorded amortization related to mortgage servicing rights totaling approximately $60,000, $174,000 and $112,000 for the years ended
December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, the carrying value and fair value of the Banks' mortgage servicing rights totaled approximately $964,000 and $1.0 million, respectively.

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

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


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

         At December 31, 2000 and 1999, the Company had investment in impaired loans, as defined under SFAS No. 114, totaling approximately $695,000 and $65,000, respectively. The Company maintained an allowance for credit losses related to such impaired loans of $460,000 and $20,000 for the periods ended December 31, 2000 and 1999, respectively.

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

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


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

         The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at December 31, 2000 and 1999.

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

         Loans receivable. The loan portfolio has been segregated into categories with similar characteristics, such as one-to-four family residential real estate, multi-family residential real estate, commercial, installment and other. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

         Federal Home Loan Bank stock. The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

         Deposits. The fair value of NOW accounts, savings accounts, demand deposits, money market deposits and other transaction accounts is deemed to approximate the amount payable on demand at December 31, 2000 and 1999. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

         Advances from the Federal Home Loan Bank. The fair value of advances from the Federal Home Loan Bank has been estimated using discounted cash flow analysis, based on the interest rates currently offered for advances of similar remaining maturities.

         Securities sold under agreement to repurchase. The carrying amounts of securities sold under agreements to repurchase is deemed to approximate fair value.

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


         Notes payable. The fair value of notes payable has been estimated using discounted cash flow analysis, based on the interest rates currently offered for notes of similar remaining maturities.

         Subordinated debentures. The fair value of the Corporation's subordinated debentures has been estimated using discounted cash flow analysis, based on the interest rates currently offered for instruments of similar remaining maturities.

         Commitments to extend credit. For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at December 31, 2000 and 1999, was not material.

         Based on the foregoing methods and assumptions, the carrying value and fair value of the Company's financial instruments are as follows:

                                                                                               December 31,

2000                                                          1999
                                                          Carrying          Fair                   Carrying         Fair
                                                            value           value                    value          value
                                                                                   (In thousands)
Financial assets
   Cash and due from banks                               $ 13,224        $ 13,224                 $ 14,675        $ 14,675
   Federal funds sold                                          77              77                    3,854           3,854
   Investment securities                                   61,270          60,921                   53,338          53,338
   Loans receivable                                       599,086         597,739                  507,969         507,377
   Federal Home Loan Bank stock                             4,981           4,981                    4,079           4,079
                                                          -------         -------                  -------        -------

                                                         $678,638        $676,942                 $583,915        $583,323
                                                          =======         =======                  =======         =======

Financial liabilities
   Deposits                                              $562,617        $563,753                 $488,880        $488,936
   Advances from the Federal
     Home Loan Bank                                        70,152          70,148                   59,680          59,474
   Securities sold under agreement to repurchase              143             143                    1,172           1,172
   Notes payable                                            2,300           2,300                       --              --
   Subordinated debentures                                  5,000           5,072                       --              --
                                                          -------         -------                  -------         -------

                                                         $640,212        $641,416                 $549,732        $549,582
                                                          =======         =======                  =======         =======

11.   EARNINGS PER SHARE

         Basic earnings per share is computed based upon the weighted-average shares outstanding during the year. Weighted-average common shares outstanding totaled 5,226,889, 5,290,140, and 5,258,180 for the years ended December 31, 2000, 1999, and 1998, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed to be outstanding for purposes of computing diluted earnings per share totaled 5,227,938, 5,403,130, and 5,404,684 for the years ended December 31, 2000, 1999, and 1998, respectively.

         There were 1,049, 112,990, and 146,504 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the years ended December 31, 2000, 1999 and 1998, respectively. Options to purchase 435,875 and 152,875 shares of common stock with a respective weighted-average exercise price of $17.12 and $16.62 were outstanding at December 31, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


12.   CAPITALIZATION

         The Company's authorized capital stock includes 1,500,000 shares of $.01 per share par value voting preferred stock and 1,500,000 shares of $.01 per share par value non-voting preferred stock. No preferred shares have been issued at December 31, 2000 and 1999.

13.   ADVERTISING

         Advertising costs are expensed when incurred. The Company's advertising expense totaled $311,000, $370,000, and $339,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

14.   CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents are comprised of cash and due from banks.

15.   RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 2000 consolidated financial statement presentation.

NOTE B -- INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at December 31 are shown below.

                                                                                        2000
                                                                            Gross                    Gross        Estimated
                                                          Amortized      unrealized               unrealized        fair
                                                            cost            gains                   losses          value
                                                                                   (In thousands)
Held to maturity:

Trust preferred securities due after ten years            $ 4,947           $  --                     $349         $ 4,598
                                                           ======            ====                      ===          ======

Available for sale:

U.S Government and agency obligations                     $49,536            $206                     $465         $49,277
Obligations of state and political subdivisions             6,916             134                        4           7,046
                                                           ------             ---                      ---          ------

               Total securities available for sale        $56,452            $340                     $469         $56,323
                                                           ======             ===                      ===          ======



                                                                                        1999
                                                                            Gross                    Gross        Estimated
                                                          Amortized      unrealized               unrealized        fair
                                                            cost            gains                   losses          value
                                                                                   (In thousands)
Available for sale:

U.S Government and agency obligations                     $52,314            $  6                   $2,384         $49,936
Obligations of state and political subdivisions             3,414              14                       26           3,402
                                                           ------             ---                    -----          ------

               Total securities available for sale        $55,728            $ 20                   $2,410         $53,338
                                                           ======             ===                    =====          ======


         The amortized cost and estimated fair value of investment securities designated as available for sale, by term to maturity at December 31, are shown below.

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998



2000                                                         1999
                                                                          Estimated                               Estimated
                                                          Amortized         fair                   Amortized        fair
                                                            cost            value                    cost           value
                                                                                   (In thousands)
Due in three years or less                                $ 9,016         $ 9,058                  $ 6,796         $ 6,767
Due after three years through five years                    2,546           2,492                    4,825           4,710
Due after five years through ten years                     14,910          14,619                   34,777          32,893
Due after ten years                                        29,980          30,154                    9,330           8,968
                                                           ------          ------                   ------          ------

                                                          $56,452         $56,323                  $55,728         $53,338
                                                           ======          ======                   ======          ======

         Proceeds from sale of investment securities designated as available for sale during the year ended December 31, 2000, totaled $21.7 million, resulting in a realized loss of $381,000 on such sales.

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

         At December 31, 2000 and 1999, investment securities with an aggregate book value of $44.7 million and $48.8 million, respectively, were pledged as collateral for public deposits.

NOTE C -- LOANS RECEIVABLE

         The composition of the loan portfolio, including loans held for sale, is as follows at December 31:

                                                                                     2000               1999
                                                                                        (In thousands)
Real estate mortgage (primarily residential)                                     $381,435           $320,033
Installment, net of unearned interest of $2,286 and $2,214                         70,859             66,391
Commercial and other                                                              152,384            126,191
Credit card                                                                         1,605              1,486
                                                                                  -------            -------
                                                                                  606,283            514,101
Less:
     Allowance for loan losses                                                      7,197              6,132
                                                                                  -------            -------

                                                                                 $599,086           $507,969
                                                                                  =======            =======

         The Company's lending efforts have historically focused on real estate mortgages and consumer installment loans, which comprised approximately $452.3 million, or 75.5%, of the total loan portfolio at December 31, 2000, and approximately $386.4 million, or 76.1%, of the total loan portfolio at December 31, 1999. Historically, such loans have been conservatively underwritten with sufficient collateral or cash down payments to provide the Company with adequate collateral coverage in the event of default. Nevertheless, the Company, as with any lending institution, is subject to the risk that real estate values or economic conditions could deteriorate in its primary lending areas within Ohio, thereby impairing collateral values. However, management is of the belief that real estate values and economic conditions in the Company's primary lending areas are presently stable.

         As stated previously, the Company has sold whole loans and participating interests in loans in the secondary market, retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $115.7 million, $118.1 million, and $112.2 million at December 31, 2000, 1999, and 1998, respectively.

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


         The activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                      2000                   1999                   1998
                                                                        (In thousands)
Balance at beginning of period                      $6,132                 $4,583                 $4,000
Provision charged to operations                      2,263                  2,432                  1,266
Charge-offs                                         (1,413)                (1,115)                  (829)
Recoveries                                             215                    232                    146
                                                     -----                  -----                 -----

Balance at end of period                            $7,197                 $6,132                 $4,583
                                                     =====                  =====                  =====

         At December 31, 2000, 1999 and 1998, the Company had nonaccrual and nonperforming loans totaling approximately $2.9 million, $3.2 million and $2.4 million, respectively. Interest income that would have been recognized had nonaccrual loans performed pursuant to contractual terms totaled approximately $262,000, $287,000 and $162,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

NOTE D -- OFFICE PREMISES AND EQUIPMENT

         Office premises and equipment are summarized at December 31 as follows:

                                                                        2000                   1999
                                                                             (In thousands)
Land and buildings                                                   $10,100                $10,163
Furniture and equipment                                                5,154                  4,524
Leasehold improvements                                                   537                    251
                                                                      ------                 ------

                                                                      15,791                 14,938
     Less accumulated depreciation and amortization                   (6,495)                (5,682)
                                                                      ------                 ------

                                                                     $ 9,296                $ 9,256
                                                                      ======                 ======


NOTE E -- DEPOSITS

         Deposit balances at December 31 are summarized as follows:

Deposit type and                                                     2000                                     1999
interest rate range                                        Amount           Rate                    Amount          Rate
                                                                                (Dollars in thousands)
Demand deposit accounts                                  $ 45,792             --                  $ 42,598             --
Savings accounts                                           40,451           2.65%                   45,901           2.66%
NOW accounts                                               33,996           2.05%                   31,824           2.04%
Money market deposit accounts                              11,041           3.11%                   13,039           3.13%
Premium investment accounts                                47,512           5.81%                   30,150           5.18%
Select investment accounts                                 14,609           4.85%                   12,728           4.10%
                                                          -------                                  -------

Total transaction accounts                                193,401                                  176,240

Certificates of deposit
     2.00-- 4.99%                                          11,838                                   86,208
     5.00-- 6.99%                                         353,726                                  225,869
     7.00-- 8.00%                                           3,652                                      563
                                                          -------                                  -------

Total certificates of deposit                             369,216           6.37%                  312,640           5.35%
                                                          -------                                  -------

Total deposits                                           $562,617           5.17%                 $488,880           4.31%
                                                          =======           ====                   =======           ====

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


         The Company had deposit accounts with balances in excess of $100,000 totaling $179.2 million and $139.3 million at December 31, 2000 and 1999, respectively.

         Interest expense on deposits is summarized as follows for the years ended December 31:

                                                       2000                   1999                   1998
                                                                         (In thousands)
NOW accounts                                        $   628                $   635                $   584
Savings accounts                                      1,200                  1,406                  1,457
Money market deposit accounts                           345                    424                    409
Premium investment accounts                           2,020                    994                    993
Select investment accounts                              683                    707                    625
Certificates of deposit                              19,888                 15,260                 15,327
                                                     ------                 ------                 ------

                                                    $24,764                $19,426                $19,395
                                                     ======                 ======                 ======

         The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                                                        2000                   1999
                                                                              (In thousands)
Less than one year                                                  $321,385               $232,063
One year through three years                                          44,932                 74,220
More than three years                                                  2,899                  6,357
                                                                     -------                -------

                                                                    $369,216               $312,640
                                                                     =======                =======


NOTE F -- ADVANCES FROM THE FEDERAL HOME LOAN BANK

         Advances from the Federal Home Loan Bank, collateralized at December 31, 2000 and 1999 by pledges of certain residential mortgage loans totaling $94.7 million and $89.5 million, respectively, and the Banks' investment in Federal Home Loan Bank stock, are summarized as follows:

                          Maturing in year December 31,
Interest rate                   ended December 31,                            2000                     1999
                                                                                  (Dollars in thousands)
5.80% to 6.50%                         2000                                $    --                   $24,159
4.87% to 8.05%                         2001                                 40,956                    13,925
6.43% to 6.50%                         2002                                  4,000                     4,000
       6.50%                           2003                                  2,500                     2,500
7.85% to 8.30%                         2004                                  1,160                     1,485
5.14% to 8.10%                         2005                                  4,006                     4,006
       6.50%                           2006                                    391                       418
       7.30%                           2007                                  4,000                        --
       5.30%                           2009                                    392                     2,505
5.15% to 8.02%                         2010                                  6,860                       976
       6.95%                           2011                                  1,072                     1,262
       7.62%                           2015                                    850                        --
       6.70%                           2017                                    929                       959
       5.15%                           2018                                  3,036                     3,485
                                                                            ------                    ------
                                                                           $70,152                   $59,680
                                                                            ======                    ======
Weighted-average interest rate                                                6.36%                     6.14%
                                                                              ====                      ====

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998



         Oak Hill has established a relationship for letters of credit with the FHLB, which totaled $7.2 million at December 31, 2000. The letters of credit, which were unused at December 31, 2000, are collateralized by a pledge of certain mortgage loans totaling $9.7 million. The letters of credit will expire through July 2001.

NOTE G -- OTHER BORROWINGS

         At December 31, 2000, Action had a $2.3 million note payable to another financial institution. The note matures in 2003, bears interest at a rate of 9.00% and is collateralized by a pledge of a portion of the Company's shares of Oak Hill.

NOTE H-- SUBORDINATED DEBENTURES

         In March 2000, a Delaware trust owned by the Company (the "Trust"), issued $5.0 million of mandatorily redeemable debt securities. The debt securities issued by the Trust are included in the Company's regulatory capital, specifically as a component of Tier I capital. The subordinated debentures are the sole assets of the Trust, and the Company owns all of the common securities of the Trust. Interest payments on the debt securities are made semi-annually at an annual fixed interest rate of 10.875% and are reported as a component of interest expense on borrowings. The net proceeds received by the Company from the sale of the debt securities were used for general corporate purposes, including repurchasing the Company's common stock and providing general working capital.

NOTE I -- FEDERAL INCOME TAXES

         The provision for federal income taxes differs from that computed at the statutory corporate tax rate for the year ended December 31 as follows:

                                                                        2000                   1999                   1998
                                                                                         (In thousands)
Federal income taxes computed at the statutory rate                   $3,227                 $2,096                 $3,555
Increase (decrease) in taxes resulting from:
   Interest income on municipal loans and obligations
      of state and political subdivisions                                (75)                  (144)                   (90)
   Amortization of goodwill                                               11                     11                     11
   Nondeductible merger-related expenses                                  --                    102                     --
   Other                                                                   9                     18                    (61)
                                                                       -----                  -----                  -----

Federal income tax provision per consolidated
   financial statements                                               $3,172                 $2,083                 $3,415
                                                                       =====                  =====                  =====

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


         The composition of the Company's net deferred tax asset at December 31 is as follows:

                                                                                2000           1999
                                                                                   (In thousands)
Taxes (payable) refundable on temporary differences at statutory rate:
Deferred tax assets:
   Book/tax difference of loan loss allowance                                 $2,443         $1,799
   Unrealized losses on securities designated as available for sale               45            812
   Recapture of federal income taxes resulting from loss carrybacks               --            277
   Deferred compensation benefits                                                107             --
   Impairment losses                                                              64             --
   Other                                                                          --              4
                                                                               -----          -----

      Total deferred tax assets                                                2,659          2,892

Deferred tax liabilities:
   Deferred loan origination costs                                              (350)          (281)
   Federal Home Loan Bank stock dividends                                       (532)          (533)
   Book/tax difference of depreciation                                           (94)          (110)
   Mortgage servicing rights                                                    (335)          (323)
   Mark-to-market adjustment                                                    (403)            --
   Book/tax difference on bad debt reserves                                      (44)          (124)
                                                                               -----         ------

      Total deferred tax liabilities                                          (1,758)        (1,371)
                                                                               -----         ------

Net deferred tax asset                                                        $  901         $1,521
                                                                               =====          =====

         The Company has not recorded a valuation allowance for any portion of the net deferred tax asset at December 31, 2000 and 1999, based on the amount of income taxes subject to recovery in carryback years.

NOTE J -- RELATED PARTY TRANSACTIONS

         In the normal course of business, the Company has made loans to its directors, officers, and their related business interests. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of such loans outstanding at December 31, 2000, 1999, and 1998 totaled approximately $1.9 million, $2.7 million and $2.2 million, respectively.

         The Company had also received demand and time deposits of approximately $14.9 million, $10.5 million and $18.4 million at December 31, 2000, 1999 and 1998 from directors, officers and their related business interests.

NOTE K -- EMPLOYEE BENEFIT PLANS

         The Company has a profit-sharing and 401(k) plan covering all employees who have attained the age of twenty-one and completed three months of continuous service. The profit-sharing plan is non-contributory and contributions to the plan are at the discretion of the Board of Directors. The Company contributed $150,000 and $165,000 to the plan for the years ended December 31, 2000 and 1998, respectively. The Company did not contribute to the plan for the year ended December 31, 1999.

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


         The 401(k) plan allows employees to make voluntary, tax-deferred contributions up to 15% of their base annual compensation. The Company provides, at its discretion, a 50% matching of funds for each participant's contribution, subject to a maximum of 6% of base compensation. For 1998, if the participant elected to invest their contributions in the common stock of Oak Hill Financial, Inc., the Company provided a 100% matching of each participant's contribution. The Company's matching contributions under the 401(k) plan totaled $127,000, $99,000 and $175,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

         Towne Bank had established an Employee Stock Ownership Plan ("ESOP") which was to provide retirement benefits for substantially all employees who had completed six months of service and had attained the age of twenty-one. The ESOP originally borrowed $207,000 from an independent third-party lender, payable over a seven year period, to purchase stock. The sole security of the loan was the acquired stock and, while Towne had not guaranteed the loan, future contributions to retire the loan were paid to the ESOP from retained earnings. During 1999, the loan was repaid in full. Towne recognized expenses totaling
$15,000 and $30,000 related to the ESOP for the years ended December 31, 1999 and 1998, respectively. Towne's ESOP was terminated during 2000.

NOTE L -- COMMITMENTS

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

         At December 31, 2000, the Company had outstanding commitments of approximately $14.5 million to originate residential and commercial loans. Also, the Company had unused lines of credit and letters of credit totaling approximately $64.6 million and $1.6 million, respectively, as of December 31, 2000. In the opinion of management, outstanding loan commitments equaled or exceeded prevalent market interest rates as of December 31, 2000, such commitments were underwritten in accordance with normal loan underwriting policies, and all disbursements will be funded via normal cash flow from operations and existing excess liquidity.

         The Company has also entered into lease agreements for office premises and equipment under operating leases which expire at various dates through 2009. The following table summarizes minimum payments due under lease agreements by year:

 Year ending
December 31,                               (Dollars in thousands)

       2001                                    $  338
       2002                                       317
       2003                                       225
       2004                                       185
       2005 and thereafter                        391
                                                -----
                                               $1,456
                                                =====

Total rental expense under operating leases was $359,000, $304,000 and $250,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998

NOTE M -- REGULATORY CAPITAL

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

         During the years ended December 31, 2000 and 1999, each of the Banks was notified by its primary federal regulator that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Banks must maintain minimum Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios of 6%, 10%, and 5%, respectively. At December 31, 2000, Oak Hill was well-capitalized and Towne was adequately capitalized.

         As of December 31, 2000 and 1999, management believes that Oak Hill and Towne have met all of the capital adequacy requirements to which they are subject. The Banks' Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios at December 31, 2000 and 1999 are set forth in the following table.

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


Oak Hill Banks                                                  As of December 31, 2000
                                                                                                       To be "well-
                                                                                                    capitalized" under
                                                                    For capital                      prompt corrective
                                      Actual                     adequacy purposes                   action provisions
                                Amount       Ratio              Amount         Ratio                Amount       Ratio
                                                                (Dollars in thousands)
Total capital                  $41,232       10.8%              $30,577        > 8.0%              $38,222      > 10.0%
                                                                               -                                -
(to risk-weighted assets)
Tier 1 capital                 $36,508         9.6%             $15,289        > 4.0%              $22,933       > 6.0%
                                                                               -                                 -
(to risk-weighted assets)
Tier 1 leverage                $36,508         7.7%             $18,893        > 4.0%              $23,616       > 5.0%
                                                                               -                                 -


                                                                As of December 31, 1999
                                                                                                       To be "well-
                                                                                                    capitalized" under
                                                                      For capital                    prompt corrective
                                      Actual                       adequacy purposes                 action provisions
                                Amount       Ratio                Amount       Ratio                Amount       Ratio
                                                                (Dollars in thousands)
Total capital                  $35,855       11.5%               $24,861       > 8.0%              $31,076      > 10.0%
                                                                               -                                -
   (to risk-weighted assets)
Tier 1 capital                 $31,966       10.3%               $12,430       > 4.0%              $18,645       > 6.0%
                                                                               -                                 -
   (to risk-weighted assets)
Tier 1 leverage                $31,966         7.5%              $16,976       > 4.0%              $21,221       > 5.0%
                                                                               -                                 -


Towne Bank                                                      As of December 31, 2000
                                                                                                       To be "well-
                                                                                                    capitalized" under
                                                                      For capital                    prompt corrective
                                      Actual                       adequacy purposes                 action provisions
                                Amount       Ratio                Amount       Ratio                Amount       Ratio
                                                                (Dollars in thousands)
Total capital                  $15,299         9.8%              $12,480       > 8.0%              $15,601      > 10.0%
                                                                               -                                -
   (to risk-weighted assets)
Tier 1 capital                 $13,345         8.6%              $ 6,240       > 4.0%              $ 9,360       > 6.0%
                                                                               -                                 -
   (to risk-weighted assets)
Tier 1 leverage                $13,345         6.7%              $ 7,990       > 4.0%              $ 9,988       > 5.0%
                                                                               -                                 -

                                                                As of December 31, 1999
                                                                                                       To be "well-
                                                                                                    capitalized" under
                                                                      For capital                    prompt corrective
                                      Actual                       adequacy purposes                 action provisions
                                Amount       Ratio                Amount       Ratio                Amount       Ratio
                                                                (Dollars in thousands)
Total capital                  $13,630       10.3%               $10,588       > 8.0%              $13,235      > 10.0%
                                                                               -                                -
   (to risk-weighted assets)
Tier 1 capital                 $11,793         8.9%               $5,294       > 4.0%               $7,941       > 6.0%
                                                                               -                                 -
   (to risk-weighted assets)
Tier 1 leverage                $11,793         6.8%               $6,927       > 4.0%               $8,658       > 5.0%
                                                                               -                                 -

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


         The Company's management believes that under the current regulatory capital regulations the Banks will continue to meet their minimum capital requirements in the foreseeable future. However, events beyond the control of the Company, such as increased interest rates or a downturn in the economy in the primary market areas, could adversely affect future earnings and consequently, the ability to meet future minimum regulatory capital requirements.

NOTE N -- STOCK OPTION PLAN

         The Company has a stock option plan that provides for grants of options for up to 1,200,000 of authorized, but unissued shares of its common stock. The Company accounts for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

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

                                                                                2000           1999            1998

Net earnings (In thousands)                As reported                        $6,318         $4,082          $7,040
                                                                               =====          =====           =====

                                             Pro forma                        $6,025         $3,613          $6,758
                                                                               =====          =====           =====

Basic earnings per share                   As reported                         $1.21         $  .77           $1.34
                                                                                ====          =====            ====

                                             Pro forma                         $1.15         $  .68           $1.29
                                                                                ====          =====            ====

Diluted earnings per share                 As reported                         $1.21         $  .76           $1.30
                                                                                ====          =====            ====

                                             Pro forma                         $1.15         $  .67           $1.25
                                                                                ====          =====            ====


         The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 2.5% for 2000 and 1999 and 4.0% for 1998; expected volatility of 10.0% for all years, risk-free interest rates of 6.00% for 2000 and 1999 and 5.50% for 1998, and expected lives of 10 years.

         A summary of the status of the Company's Stock Option Plan as of December 31, 2000, 1999 and 1998 and changes during the periods ended on those dates is presented below:

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998



                                                      2000                        1999                       1998
                                                           Weighted-                   Weighted-                   Weighted-
                                                            average                     average                     average
                                                           exercise                    exercise                    exercise
                                             Shares          price       Shares          price        Shares         price
Outstanding at beginning of year            625,301        $14.23        542,126        $12.13       438,689        $10.41
Granted                                     137,000         14.75        172,875         16.75       120,750         17.25
Exercised                                   (45,000)         7.42        (83,875)         5.40       (13,188)         6.23
Forfeited                                    (4,000)        16.84         (5,825)        15.97        (4,125)         2.79
                                             -------                      -------                    -------

Outstanding at end of year                  713,301        $14.75        625,301        $14.23       542,126        $12.13
                                            =======         =====        =======         =====       =======         =====

Options exercisable at year-end             644,801                      609,674                     396,025
                                            =======                      =======                     =======
Weighted-average fair value of
   options granted during the year                         $ 3.24                       $ 4.11                      $ 2.27
                                                            =====                        =====                       =====

         The following information applies to options outstanding at December 31, 2000:

Number outstanding                                                     713,301
Range of exercise prices                                        $2.79 - $18.05
Weighted-average exercise price                                         $14.75
Weighted-average remaining contractual life                          8.0 years

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


NOTE O-- OAK HILL FINANCIAL, INC. CONDENSED FINANCIAL INFORMATION

         The following condensed financial statements summarize the financial position of Oak Hill Financial, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years ended December 31, 2000, 1999 and 1998.

                            Oak Hill Financial, Inc.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                  December 31,
                                 (In thousands)

                                                                                       2000                           1999
ASSETS
Cash and due from banks                                                             $   268                        $    65
Interest-bearing deposits in Oak Hill Banks                                           1,203                          2,161
Investment in Oak Hill Banks                                                         36,432                         30,467
Investment in Action Finance Co.                                                      2,061                          1,975
Investment in Oak Hill Capital Trust I                                                  155                             --
Investment in Towne Bank                                                             13,681                         12,277
Office premises and equipment-- net                                                     936                          1,105
Prepaid expenses and other assets                                                     1,116                            222
                                                                                     ------                         ------

               Total assets                                                         $55,852                        $48,272
                                                                                     ======                         ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                                                   $   801                        $   548
Junior subordinated debentures                                                        5,155                             --
                                                                                     ------                         ------

                Total liabilities                                                     5,956                            548

Stockholders' equity
    Common stock                                                                      2,707                          2,683
    Additional paid-in capital                                                        5,040                          4,650
    Retained earnings                                                                46,913                         42,724
    Less cost of treasury stock                                                      (4,680)                          (755)
    Unrealized losses on securities designated as
       available for sale, net of related tax effects                                   (84)                        (1,578)
                                                                                     ------                         ------

               Total stockholders' equity                                            49,896                         47,724
                                                                                     ------                         ------

               Total liabilities and stockholders' equity                           $55,852                        $48,272
                                                                                     ======                         ======

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


                            Oak Hill Financial, Inc.

                        CONDENSED STATEMENTS OF EARNINGS
                             Year ended December 31,
                                 (In thousands)

                                                                        2000                   1999                   1998
REVENUE

Interest income                                                       $  166                 $   61                 $   41
Equity in earnings of subsidiaries                                     6,763                  4,498                  7,205
                                                                       -----                  -----                  -----

               Total revenue                                           6,929                  4,559                  7,246

EXPENSES

Interest expense                                                         435                     --                     --
General and administrative                                               405                    574                    292
                                                                       -----                  -----                  -----

               Total expenses                                            840                    574                    292
                                                                       -----                  -----                  -----

               Earnings before federal income
             tax credits                                               6,089                  3,985                  6,954
Federal income tax credits                                              (229)                   (97)                   (86)
                                                                       -----                  -----                  -----


               NET EARNINGS                                           $6,318                 $4,082                 $7,040
                                                                       =====                  =====                  =====

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999 and 1998


                            Oak Hill Financial, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                                 (In thousands)

                                                                        2000                   1999                   1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings for the year                                             $6,318                 $4,082                 $7,040
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
   Undistributed earnings of consolidated subsidiaries                                       (5,900)                (1,176)
(3,531)
   Depreciation of office premises and equipment                         205                    --                      --
   Increase (decrease) in cash due to changes in:
      Prepaid expenses and other assets                                 (955)                (1,210)                     7
      Other liabilities                                                  253                    155                    112
                                                                       -----                  -----                  -----

         Net cash provided by (used in) operating activities             (79)                 1,851                  3,628

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Action Finance Company                                     --                     --                  (2,000)
Investment in Oak Hill Capital Trust I                                  (155)                   --                      --
Purchase of office premises and equipment                                (36)                   --                      --
(Increase) decrease in interest-bearing deposits                         958                   (589)                  (568)
                                                                       -----                  -----                  -----

         Net cash provided by (used in) investing activities             767                   (589)                (2,568)
                                                                       -----                  -----                  -----

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable                                1,600                    --                      --
Repayment of notes payable                                            (1,600)                   --                      --
Proceeds from exercise of stock options                                  414                    567                    114
Proceeds from issuance of debt securities                              5,155                    --                      --
Purchase of treasury stock                                            (3,925)                   --                    (727)
Dividends on common shares                                            (2,129)                (1,792)                (1,385)
                                                                       -----                  -----                  -----

         Net cash used in financing activities                          (485)                (1,225)                (1,998)
                                                                       -----                  -----                  -----

Net increase (decrease) in cash and cash equivalents                     203                     37                   (938)

Cash and cash equivalents at beginning of year                            65                     28                    966
                                                                       -----                  -----                  -----

Cash and cash equivalents at end of year                              $  268                 $   65                 $   28
                                                                       =====                  =====                  =====

                            Oak Hill Financial, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2000, 1999, and 1998


NOTE P -- SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Obligations for securities sold under agreements to repurchase were collateralized at December 31, 2000 and 1999 by investment securities with a book value including accrued interest of approximately $3.0 million and $3.1 million and a market value of approximately $3.0 million and $3.1 million, respectively. The maximum balance of repurchase agreements outstanding at any month-end during the years ended December 31, 2000 and 1999 was $479,000 and $1.9 million, respectively, and the average month-end balance outstanding for 2000 and 1999 was approximately $392,000 and $934,000, respectively.

NOTE Q -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table summarizes the Company's quarterly results for the years ended December 31, 2000 and 1999.

                                                                            Three Months Ended
                                                  March 31,             June 30,         September 30,        December 31,
2000:                                                                (In thousands, except per share data)
Total interest income                              $12,402              $13,146              $14,123              $14,907
Total interest expense                               6,242                6,910                7,896                8,462
                                                    ------               ------               ------               ------

Net interest income                                  6,160                6,236                6,227                6,445
Provision for losses on loans                          360                  498                  708                  697
Other income                                           621                  647                  669                  381
General, administrative and other expense            3,771                3,668                3,892                4,302
                                                    ------               ------               ------               ------
Earnings before income taxes                         2,650                2,717                2,296                1,827
Federal income taxes                                   885                  911                  766                  610
                                                    ------               ------               ------               ------

Net earnings                                       $ 1,765              $ 1,806              $ 1,530               $1,217
                                                    ======               ======               ======                =====

Basic earnings per share                              $.33                 $.34                 $.30                 $.24
                                                       ===                  ===                  ===                  ===
Diluted earnings per share                            $.33                 $.34                 $.30                 $.24
                                                       ===                  ===                  ===                  ===

                                                                           Three Months Ended
                                                  March 31,             June 30,         September 30,           December 31,
1999:                                                                (In thousands, except per share data)
Total interest income                              $10,818              $10,855              $11,742              $11,835
Total interest expense                               5,425                5,264                5,672                6,058
                                                    ------               ------               ------               ------

Net interest income                                  5,393                5,591                6,070                5,777
Provision for losses on loans                          310                  409                1,175                  538
Other income (loss)                                    768                  686              (1,589)                  543
General, administrative and other expense            3,150                3,186                4,219                4,087
                                                    ------               ------               ------               ------
Earnings (loss) before income taxes (credits)        2,701                2,682                (913)                1,695
Federal income taxes (credits)                         886                  878                (320)                  639
                                                    ------               ------               -----                ------

Net earnings (loss)                                $ 1,815              $ 1,804             $  (593)              $ 1,056
                                                    ======               ======              =======               ======

Basic earnings (loss) per share                       $.34                 $.34               $(.11)                 $.20
                                                       ===                  ===                 ====                  ===
Diluted earnings (loss) per share                     $.34                 $.33               $(.11)                 $.20
                                                       ===                  ===                 ====                  ===

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS













Board of Directors
Oak Hill Financial, Inc.

         We have audited the accompanying consolidated statements of financial condition of Oak Hill Financial, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity, comprehensive income and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Hill Financial, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP


Cincinnati, Ohio
February 8, 2001