Form 10-Q
period 2001-03-31
OAK HILL FINANCIAL INC
filed 2001-05-02
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                              SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2001


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

                     Yes   X                              No ____


         As of May 2, 2001, the latest practicable date, 5,043,044 shares of the Registrant's common stock, $.50 stated value, were issued and outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                                                                           Page

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

            Consolidated Statements of Financial Condition                    3

            Consolidated Statements of Earnings                               4

            Consolidated Statements of Comprehensive Income                   5

            Consolidated Statements of Cash Flows                             6

            Notes to Consolidated Financial Statements                        8

Item 2:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10

Item 3:  Quantitative and Qualitative Disclosures About Market Risk          12


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   13

Item 2:  Changes in Securities and Use of Proceeds                           13

Item 3:  Default Upon Senior Securities                                      13

Item 4:  Submission of Matters to a Vote Of Security Holders                 13

Item 5:  Other Information                                                   13

Item 6:  Exhibits and Form 8-K                                               13

Signatures                                                                   15

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In thousands)

                                                                                        March 31,              December 31,
ASSETS                                                                                       2001                      2000
Cash and due from banks                                                                  $ 13,765                  $ 13,224
Federal funds sold                                                                          4,586                        77
Investment securities designated as available for sale - at market                         64,680                    56,323
Investment securities designated as held-to-maturity - at cost (approximate market value of $4,912 and $4,598 at March 31, 2001 and December 31, 2000,
  respectively)                                                                             4,947                     4,947

Loans receivable - net                                                                    612,925                   598,903
Loans held for sale - at lower of cost or market                                            1,489                       183
Office premises and equipment - net                                                         9,311                     9,296
Federal Home Loan Bank stock - at cost                                                      5,070                     4,981
Accrued interest receivable                                                                 4,375                     4,213

Goodwill - net                                                                                241                       249
Prepaid expenses and other assets                                                           1,262                       715
Accrued federal income taxes                                                                   --                       625
Deferred federal income taxes                                                                 638                       901
                                                                                          -------                   -------

         Total assets                                                                    $723,289                  $694,637
                                                                                          =======                   =======


LIABILITIES and STOCKHOLDERS' EQUITY

Deposits                                                                                 $581,938                  $562,617
Securities sold under agreements to repurchase                                                389                       143
Advances from the Federal Home Loan Bank                                                   78,411                    70,152
Notes payable                                                                               2,400                     2,300
Subordinated debentures                                                                     5,000                     5,000
Federal income taxes payable                                                                  178                        --
Accrued interest payable and other liabilities                                              4,377                     4,529
                                                                                          -------                   -------

         Total liabilities                                                                672,693                   644,741

Stockholders' equity
  Common stock - $.50 stated value; authorized 15,000,000 shares, 5,420,564 and
     5,414,576 shares issued at March 31, 2001 and
     December 31, 2000, respectively                                                        2,710                     2,707
  Additional paid-in capital                                                                5,093                     5,040
  Retained earnings                                                                        48,124                    46,913
  Treasury stock (377,520 and 304,470 shares at cost at March 31, 2001
     and December 31, 2000, respectively)                                                  (5,710)                   (4,680)
  Accumulated comprehensive income (loss):
     Unrealized gains (losses) on securities designated as available for sale,
        net of related tax effects                                                            379                       (84)
                                                                                          -------                   -------

         Total stockholders' equity                                                        50,596                    49,896
                                                                                          -------                   -------

         Total liabilities and stockholders' equity                                      $723,289                  $694,637
                                                                                          =======                   =======

                            Oak Hill Financial, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                        (In thousands, except share data)

                                                                                             2001                      2000
INTEREST INCOME

  Loans                                                                                   $13,981                   $11,406
  Investment securities                                                                     1,005                       868
  Interest-bearing deposits and other                                                         149                       128
                                                                                           ------                    ------
        Total interest income                                                              15,135                    12,402

INTEREST EXPENSE

  Deposits                                                                                  7,193                     5,360
  Borrowings                                                                                1,229                       882
                                                                                           ------                    ------
        Total interest expense                                                              8,422                     6,242
                                                                                           ------                    ------

        Net interest income                                                                 6,713                     6,160

Provision for losses on loans                                                                 567                       360
                                                                                           ------                    ------

        Net interest income after provision for losses on loans                             6,146                     5,800

OTHER INCOME

  Gain on sale of loans                                                                       217                        61
  Loss on investment securities transactions                                                   (4)                       --
  Service fees, charges and other operating                                                   660                       560
                                                                                           ------                    ------
        Total other income                                                                    873                       621

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

  Employee compensation and benefits                                                        2,725                     2,196
  Occupancy and equipment                                                                     512                       465
  Federal deposit insurance premiums                                                           39                        24
  Franchise taxes                                                                             159                       143
  Other operating                                                                             948                       943
                                                                                           ------                    ------
        Total general, administrative and other expense                                     4,383                     3,771
                                                                                           ------                    ------

        Earnings before federal income taxes                                                2,636                     2,650

FEDERAL INCOME TAXES
  Current                                                                                     893                       927
  Deferred                                                                                    (24)                      (42)
                                                                                           ------                    ------
        Total federal income taxes                                                            869                       885
                                                                                           ------                    ------

        NET EARNINGS                                                                      $ 1,767                   $ 1,765
                                                                                           ======                    ======

        EARNINGS PER SHARE

         Basic                                                                               $.35                      $.33
                                                                                              ===                       ===
         Diluted                                                                             $.35                      $.33
                                                                                              ===                       ===

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                                                             2001                      2000
Net earnings                                                                               $1,767                    $1,765

Other comprehensive income (loss), net of tax:

  Unrealized gains (losses) on securities designated as available for sale,
     net of taxes (benefits) of $236 and $(74), respectively                                  460                      (143)

  Reclassification adjustment for realized losses included in net earnings,
     net of tax benefits of $1                                                                  3                        --
                                                                                            -----                    ------

Comprehensive income                                                                       $2,230                   $ 1,622
                                                                                            =====                    ======

Accumulated comprehensive income (loss)                                                    $  379                   $(1,721)
                                                                                            =====                    ======


                            Oak Hill Financial, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                             2001                      2000
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings for the period                                                             $ 1,767                   $ 1,765
  Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                                         215                       188
        Loss on sale of securities                                                              4                        --
        Amortization of premiums and discounts on investment
         securities - net                                                                       7                        14
        Proceeds from sale of loans in secondary market                                    11,116                     2,221
        Loans disbursed for sale in secondary market                                       (9,276)                   (1,974)
        Gain on sale of loans                                                                (110)                       (4)
        Amortization of deferred loan origination costs                                        73                        15
        Federal Home Loan Bank stock dividends                                                (89)                      (53)
        Provision for losses on loans                                                         567                       360
        Acquisition of real estate acquired through foreclosure                                 1                        --
        Amortization of goodwill                                                                8                         8
        Increase (decrease) in cash due to changes in:
         Prepaid expenses and other assets                                                   (677)                      185
         Accrued interest receivable                                                         (162)                       59
         Accrued interest payable and other liabilities                                      (152)                      487
         Federal income taxes
            Current                                                                           849                      (370)
            Deferred                                                                          (24)                      (42)
                                                                                           ------                    ------

                  Net cash provided by operating activities                                 4,117                     2,859

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  Loan disbursements                                                                      (65,221)                  (67,961)
  Principal repayments on loans                                                            47,523                    50,415
  Principal repayments on mortgage-backed securities                                        1,270                       366
  Proceeds from sale of investment securities                                              11,551                        --
  Proceeds from maturity of investment securities                                              --                        30
  Proceeds from disposition of assets                                                         131                        --
  Purchase of investment securities                                                       (20,487)                   (1,946)
  Purchase of office premises and equipment                                                  (230)                     (135)
  (Increase) decrease in federal funds sold                                                (4,509)                    2,067
  Purchase of Federal Home Loan Bank stock                                                     --                      (291)
                                                                                           ------                    ------

                  Net cash used in investing activities                                   (29,972)                  (17,455)
                                                                                           ------                    ------

                  Net cash used in operating and investing activities
                     (balance carried forward)                                            (25,855)                  (14,596)
                                                                                           ------                    ------

                            Oak Hill Financial, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                                             2001                      2000
                  Net cash used in operating and investing activities
                     (balance brought forward)                                           $(25,855)                 $(14,596)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

  Proceeds (repayments) from securities sold under agreement to repurchase                    246                      (711)
  Net increase in deposit accounts                                                         19,321                     8,175
  Proceeds from Federal Home Loan Bank advances                                           531,425                    57,560
  Repayments of Federal Home Loan Bank advances                                          (523,166)                  (59,620)
  Proceeds from notes payable                                                                 100                       500
  Proceeds from issuance of debt securities                                                    --                     5,000
  Dividends on common shares                                                                 (556)                     (530)
  Purchase of treasury stock                                                               (1,030)                       --
  Proceeds from issuance of shares under stock option plan                                     56                       168
                                                                                          -------                   -------

                  Net cash provided by financing activities                                26,396                    10,542
                                                                                          -------                   -------

  Net increase (decrease) in cash and cash equivalents                                        541                    (4,054)

  Cash and cash equivalents at beginning of period                                         13,224                    14,675
                                                                                          -------                   -------

  Cash and cash equivalents at end of period                                             $ 13,765                  $ 10,621
                                                                                          =======                   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:
     Federal income taxes                                                                $     --                  $     --
                                                                                          =======                   =======

     Interest on deposits and borrowings                                                 $  8,409                  $  5,959
                                                                                          =======                   =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

  Unrealized gains (losses) on securities designated as available for sale,
     net of related tax effects                                                          $    463                  $   (143)
                                                                                          =======                   =======

  Recognition of mortgage servicing rights in accordance with SFAS No. 125               $    107                  $     57
                                                                                          =======                   =======

  Transfers from loans to real estate acquired through foreclosure                       $     --                  $    107
                                                                                          =======                   =======

  Transfer of loans from held for investment to held for sale                            $  3,036                  $     --
                                                                                          =======                   =======

                            Oak Hill Financial, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

          The business activities of Oak Hill Financial, Inc. (the "Company") have been limited primarily to holding the common shares of Oak Hill Banks ("Oak Hill") and Towne Bank ("Towne"), (collectively hereinafter the "Banks"). Accordingly, the Company's results of operations are dependent upon the results of the Banks' operations. The Banks conduct a general commercial banking business in southern and central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. The Banks' profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Banks' can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2000. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year.

2.   Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Banks, Action Finance Company ("Action"), and Oak Hill Capital Trust I (the "Trust"). All significant intercompany balances have been eliminated.

3.   Liquidity and Capital Resources

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

          At March 31, 2001, the Company had $300.0 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on the results of operations.

          In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $157.8 million in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At March 31, 2001, the Company had $78.4 million of outstanding FHLB advances.

          At March 31, 2001, loan commitments, or loans committed but not closed, totaled $31.4 million. Additionally, the Company had unused lines of credit and letters of credit totaling $70.2 million and $1.4 million, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

4.   Earnings Per Share

          Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 5,090,761 and 5,331,888 for the three months ended

     March 31, 2001 and 2000, Oak Hill Financial, Inc. respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed to be outstanding for purposes of computing diluted earnings per share totaled 5,090,761 and 5,331,888 for the three months ended March 31, 2001 and 2000, respectively.

          There were no incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for three months ended March 31, 2001 and 2000, respectively. Options to purchase 703,063 and 606,876 shares of common stock with a respective weighted-average exercise price of $14.79 and $14.42 were outstanding at March 31, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

5.   Effects of Recent Accounting Pronouncements

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

          The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to an available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective January 1, 2001, as required, without material effect on the Company's consolidated financial position or results of operations.

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

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Discussion  of Financial  Condition  Changes from December 31, 2000 to March 31,
2001

     The Company's total assets amounted to $723.3 million at March 31, 2001, an increase of $28.7 million, or 4.1%, over the $694.6 million at December 31, 2000. The increase was funded primarily through growth in deposits of $19.3 million, an increase in FHLB advances of $8.3 million, an increase in notes payable of $100,000, and an increase in stockholders' equity of $700,000.

     Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $13.4 million, or 18.0%, to a total of $88.0 million at March 31, 2001, compared to $74.6 million at December 31, 2000. Investment securities increased by $8.4 million, as purchases of $20.5 million exceeded maturities and repayments of $1.3 million and sales of $11.6 million. Federal funds sold increased by $4.5 million during the three-month period ended March 31, 2001.

     Loans receivable totaled $614.4 million at March 31, 2001, an increase of $15.3 million, or 2.6%, over total loans at December 31, 2000. Loan disbursements totaled $74.5 million during the three-month period ended March 31, 2001, which were partially offset by loan sales of $11.0 million and principal repayments of $47.5 million. Loan origination and sales volume increased by $4.6 million and $8.8 million, respectively, as compared to the same period in 2000. The Company's loan growth for the period was comprised primarily of an $834,000, or 0.2%, increase in loans secured by residential real estate and an $18.1 million, or 11.9%, increase in commercial and other loans, which were partially offset by a $3.0 million, or 4.2%, decrease in installment loans net of unearned interest and a $176,000, or 11.0%, decrease in credit card loans. The Company's allowance for loan losses amounted to $7.6 million at March 31, 2001, an increase of $422,000, or 5.9%, over the total at December 31, 2000. The allowance for loan losses represented 1.22% and 1.19% of the total loan portfolio at March 31, 2001 and December 31, 2000, respectively. Net charge-offs totaled approximately $145,000 and $350,000 for the three months ended March 31, 2001 and 2000, respectively. The Company's allowance represented 139.23% and 250.81% of nonperforming loans, which totaled $5.5 million and $2.9 million at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001, nonperforming loans were comprised of $705,000 in installment loans and $4.8 million of loans secured primarily by commercial real estate and one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized at March 31, 2001.

     Deposits totaled $581.9 million at March 31, 2001, an increase of $19.3 million, or 3.4%, over the $562.6 million total at December 31, 2000. The increase resulted primarily from management's continuing marketing efforts and competitive pricing with respect to mid-term certificate of deposit products throughout the Banks' branch network. Proceeds from deposit growth were used primarily to fund loan originations and purchases of investment securities during the period.

     Advances from the Federal Home Loan Bank totaled $78.4 million at March 31, 2001, an increase of $8.3 million, or 11.8%, over the December 31, 2000 total. Notes payable increased by $100,000, or 4.3%. Proceeds from advances and notes payable were primarily used to fund loan originations during the period.

     In March 2000, a Delaware statutory business trust owned by the Company (the "Trust"), issued $5.0 million of mandatorily redeemable debt securities. The debt securities issued by the trust are included in the Company's regulatory capital, specifically as a component of Tier I capital. The proceeds from the issuance of the subordinated debentures and common securities were used by the Trust to purchase from the Company $5.0 million of subordinated debentures maturing on March 8, 2030. The subordinated debentures are the sole asset of the Trust, and the Company owns all of the common securities of the Trust. Interest payments on the debt securities are to be made semi-annually at an annual fixed rate of interest of 10.875% and are reported as a component of interest expense on borrowings. The net proceeds received by the Company were used for general corporate purposes, including repurchasing the Company's stock, and providing general working capital.

     The Company's stockholders' equity amounted to $50.6 million at March 31, 2001, an increase of $700,000, or 1.4%, over the balance at December 31, 2000. The increase resulted primarily from net earnings of $1.8 million and an increase of $463,000 in the unrealized gains on securities available for sale, which were partially offset by $556,000 in dividends declared on common stock and purchases of treasury shares totaling $1.0 million. The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2001, the Banks' regulatory capital exceeded all regulatory capital requirements.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 2001 and 2000

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2001 and 2000

General

     Net earnings for the three months ended March 31, 2001 totaled $1.8 million, a $2,000, or 0.1%, increase over the amount reported in the comparable 2000 period. The increase in earnings resulted primarily from a $553,000 increase in net interest income, a $252,000 increase in other income and a $16,000 decrease in the provision for federal income taxes, which were partially offset by a $207,000 increase in the provision for losses on loans and a $612,000 increase in general, administrative and other expense.

Net Interest Income

     Total interest income for the three months ended March 31, 2001, amounted to $15.1 million, an increase of $2.7 million, or 22.0%, over the $12.4 million reported in the comparable 2000 period. Interest income on loans totaled $14.0 million, an increase of $2.6 million, or 22.6%, over the comparable 2000 period. This increase resulted primarily from a $91.7 million, or 17.6%, increase in the weighted-average ("average") portfolio balance, from $521.7 million to $613.4 million for the three months ended March 31, 2000 and 2001, respectively, coupled with a 45 basis point increase in the average yield, from 8.79% to 9.24% for the three months ended March 31, 2000 and 2001, respectively. Interest income on investment securities and other interest-earning assets increased by $158,000, or 15.9%. The increase resulted primarily from a $6.8 million, or 11.0%, increase in the average portfolio balance, from $62.8 million to $69.6 million for the three months ended March 31, 2000 and 2001, respectively, coupled with a 34 basis point increase in the average yield, from 6.38% to 6.72% for the three months ended March 31, 2000 and 2001, respectively.

     Total interest expense amounted to $8.4 million for the three months ended March 31, 2001, an increase of $2.2 million, or 34.9%, over the $6.2 million reported in the comparable 2000 period. Interest expense on deposits increased by $1.8 million, or 34.2%, to a total of $7.2 million for the three months ended March 31, 2001. The increase resulted primarily from a $75.6 million, or 16.9%, increase in the average portfolio balance, from $447.6 million to $523.2 million for the three months ended March 31, 2000 and 2001, respectively, coupled with a 76 basis point increase in the average cost of deposits from 4.82% to 5.58% for the three months ended March 31, 2000 and 2001, respectively. Interest expense on borrowings increased by $347,000, or 39.3%, for the three-month period ended March 31, 2001. This increase was due to an $18.3 million, or 29.2%, increase in average borrowings outstanding, from $62.5 million to $80.8 million for the three months ended March 31, 2000 and 2001, respectively, coupled with a 50 basis point increase in the average cost of borrowings from 5.67% in to 6.17% for the three months ended March 31, 2000 and 2001, respectively.

     As a result of the foregoing changes in interest income and interest expense, net interest income increased by $553,000, or 9.0%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. The interest rate spread decreased by 28 basis points to 3.33% from 3.61% for the three months ended March 31, 2001 and 2000, respectively. The net interest margin decreased by 25 basis points to 3.99% from 4.24% for the three-months ended March 31, 2001 and 2000, respectively.

Provision for Losses on Loans

     The provision for losses on loans represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for losses on loans amounted to $567,000 for the three months ended March 31, 2001, an increase of $207,000, or 57.5%, compared to the same period in 2000. The provision for losses on loans in the three-month period ended March 31, 2001, generally reflects the $15.7 million of growth in the loan portfolio during the period coupled with an increase in the level of nonperforming loans year to year. Net loan charge-offs amounted to $145,000 for the three months ended March 31, 2001, as compared to $350,000 for the three months ended March 31, 2000.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 2001 and 2000

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2001 and 2000 (continued)

Provision for Losses on Loans (continued)

     Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at March 31, 2001, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

     Other income totaled $873,000 for the three months ended March 31, 2001, an increase of $252,000, or 40.6%, over the amount reported in the comparable 2000 period. This increase resulted primarily from a $100,000, or 17.9%, increase in service fees, charges, and other operating income and an increase of $156,000 in gain on sale of loans, which were partially offset by a $4,000 loss on investment securities transactions.

General, Administrative and Other Expense

     General, administrative and other expense totaled $4.4 million for the three months ended March 31, 2001, an increase of $612,000, or 16.2%, over the amount reported in the comparable 2000 period. The increase resulted primarily from a $529,000, or 24.1%, increase in employee compensation and benefits, an increase of $47,000, or 10.1%, in occupancy and equipment, and a $5,000, or 0.5%, increase in other operating expense.

     The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing, and normal merit increases, and an increase in benefit plan expense year to year. The increase in occupancy and equipment expense was due primarily to a $37,000, or 20.8%, increase in depreciation expense. The increase in other operating expense resulted primarily from a $32,000 increase in professional fees and an increase in costs associated with ATM transaction charges and data processing totaling $14,000, which were partially offset by a $43,000 recapture of a credit card processing write-off during the fourth quarter of 2000.

Federal Income Taxes

     The provision for federal income taxes amounted to $869,000 for the three months ended March 31, 2001, a decrease of $16,000, or 1.8%, from the $885,000 recorded for the comparable 2000 period. The decrease resulted primarily from a $14,000, or 0.5%, decrease in earnings before taxes. The effective tax rates were 33.0% and 33.4% for the three months ended March 31, 2001 and 2000, respectively.


Item 3:        Quantitative and Qualitative Disclosure About Market Risk

               There has been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

                            Oak Hill Financial, Inc.

                                     PART II

Item 1:   Legal Proceedings

          Not applicable

Item 2:   Changes in Securities

          Not applicable

Item 3:   Defaults Upon Senior Securities

          Not applicable

Item 4:   Submission of Matters to a Vote of Security Holders

          (a) The Company held its 2001 Annual Meeting of Stockholders on April 25, 2001. Holders of 4,696,470 common shares of the Company were present, representing 92.6% of the Company's 5,072,131 common shares outstanding.

          (b) and (c)   The  following  persons were  elected Class I members of
                        the Company's Board of Directors to serve until the 2003
                        Annual Meeting or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld, indicated below.

                        Name                               Votes For          Votes Withheld
                        ----                               ---------          --------------

                        Evan E. Davis                      4,685,895               10,575
                        C. Clayton Johnson                 4,685,895               10,575
                        John D. Kidd                       4,685,770               10,700
                        D. Bruce Knox                      4,685,270               11,200
                        Richard P. LeGrand                 4,685,895               10,575

                        The continuing Class II Directors, whose terms expire at the 2002 Annual Meeting are Barry M. Dorsey, Ed.D., Rick A. McNelly, Donald R. Seigneur, and H. Grant Stephenson.

                        The proposal for the ratification of the appointment of Grant Thornton LLP as independent audito r for the Company for the year ending December 31, 2001, was approved with 4,683,243 votes FOR, 900 votes AGAINST, and 12,327 votes ABSTAIN.

Item 5:   Other Information

          On April 11, 2000, the Company announced its intention to repurchase up to 320,000 shares, or approximately 6% of its outstanding common stock. The repurchase program, which was originally to run through December 31, 2000, was extended until June 30, 2001 or until the entire amount of shares authorized was repurchased, whichever was earlier. The Company's Board of Directors approved the buyback program in light of the existing market conditions and the capital position of the Company.

          The buyback was completed in the first quarter, with a total of 326,620 shares repurchased over the course of the program. The repurchased shares have become treasury shares that will be used for general corporate purposes, including mitigating the potential dilutive effect of the Company's stock option plan.

          In April 2001, the Company entered into an agreement to sell a branch location with approximately $10.7 million in deposits to another financial institution. The sale is subject to regulatory approvals and is expected to close before December 31, 2001.

                            Oak Hill Financial, Inc.

Item 6:   Exhibits and Reports on Form 8-K (continued)

          Item 6:  Exhibits and Reports on Form 8-K

          The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

          (a) Form 8-K, dated January 23, 2001, filed with the Securities and Exchange Commission on January 23, 2001.

          (b) Form 8-K, dated April 20, 2001, filed with the Securities and Exchange Commission on April 20, 2001.

                                   SIGNATURES

              Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 2, 2001                   By: /s/ John D. Kidd
                                        -------------------------------------
                                        John D. Kidd
                                        President and Chief Executive Officer




Date: May 2, 2001                   By: /s/ Ron J. Copher
                                        --------------------------------------
                                        Ron J. Copher
                                        Chief Financial Officer