Form 10-K/A
OAK HILL FINANCIAL INC
filed 2001-08-06
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT No. 1
                            -------------------------

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

              Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.Yes X   No ____

              Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the sales price of the last trade of such stock was $54,444,216.75 on August 3, 2001.

              There were 5,044,294 shares of the registrant' s common stock outstanding at August 3, 2001.

                                TABLE OF CONTENTS

                                                                            Page


                                    Part III

Item 10.   Directors and Executive Officers of the Registrant                  3

Item 11.   Executive Compensation                                              5

Item 12.   Security Ownership of Certain Beneficial Owners and Management      8

Item 13.   Certain Relationships and Related Transactions                      9

Signatures                                                                    10

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     As of August 3, 2001, all executive officers and directors of the Corporation as a group beneficially owned common shares of the Corporation as set forth below.

                                                             Amount and Nature of
                                                             Beneficial  Ownership                     Percentage
        Name                                                   of Common Stock(1)                      of Class(2)
        ----                                                 ----------------------                  ---------------

Evan E. Davis, Chairman and Director                              919,987(3)                              17.29%

John D. Kidd, President, Chief Executive Officer and
Director                                                           524,372(3)(5)(6)                        9.86%

Richard P. LeGrand, Executive Vice President and
Director                                                            61,485(3)(5)(6)                        1.16%

H. Tim Bichsel, Secretary                                           42,983(3)(5)(6)                         *

Ralph E. Coffman, Jr., Vice President                               24,650(3)(5)                            *

Ronald J. Copher, Chief Financial Officer and Treasurer             18,588(3)(5)(6)                         *

D. Bruce Knox, Chief Information Officer and Director               349,534(3)(4)(5)                       6.57%

David G. Ratz, Chief Administrative Officer                         36,254(3)(5)                            *

Barry M. Dorsey, Ed.D., Director                                    20,950(3)                               *

C. Clayton Johnson, Director                                        11,250(3)                               *

William S. Siders, Director                                           77,161                               1.45%

Donald R. Seigneur, Director                                          18,750(3)                             *

H. Grant Stephenson, Director                                         17,125(3)                             *

All directors and executive officers
  as a group (13 persons)                                         2,123,089(7)                            39.91%



(1) For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he exercises sole or shared voting or investment power or as to which he has the right to acquire the beneficial ownership. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his household.

(2) "Percentage of class" is calculated by dividing the number of shares beneficially owned by the total number of outstanding shares of the Corporation on August 3, 2001 plus the number of shares such person has the right to acquire. An "*" indicates less than one percent (1%).

(3) Includes 23,375 shares which could be acquired by Messrs. Davis and Kidd, 37,875 shares which could be acquired by Mr. LeGrand, 28,500 shares which could be acquired by Mr. Bichsel, 23,875 shares which could be acquired by Mr. Coffman, 15,250 shares which could be acquired by Mr. Copher, 36,875 shares which could be acquired by Mr. Knox, 34,250 shares which could be acquired by Mr. Ratz, 11,250 shares which could be acquired by Mr. Johnson, and 13,750 shares which could be acquired by Messrs. Dorsey, Seigneur and Stephenson under stock options.

(4) Also includes 258,862 shares held by a Trust as to which Mr. Knox is a Trustee and partial beneficiary.

(5) Includes shares acquired pursuant to Oak Hill Financial's 401(k) Plan for which investment power is exercised.

(6) Includes shares held in Trust by Oak Hill Financial Inc.'s 401(k) Plan for which Messrs. Kidd, LeGrand, Bichsel and Copher, as Trustees, exercise shared voting power.

(7)  Includes 275,875 shares, which may be purchased under stock options.

                                    Position with Corporation and/or Principal Occupation or
          Name and Age                         Employment For the Last Five Years                  Director Since
          ------------                         -----------------------------------                 --------------


Class I Directors; Terms Expiring in 2003:
Evan E. Davis, 67                 Chairman of the  Corporation  since its  formation in 1981. He        1981
                                  served  as  President  of the  Corporation  from  1981 to June
                                  1995.  Mr. Davis'  family  founded Oak Hill Banks ("Oak Hill")
                                  in 1902,  and Mr.  Davis has  served as  Director  of the Bank since 1957 and a Director of the Corporation since 1981.

C. Clayton Johnson, 56            President  of the law firm of  Johnson &  Oliver,  Portsmouth,        1997
                                  Ohio.  He has served as a Director  of the  Corporation  since
                                  March 1997.



John D. Kidd, 61                  President of the Corporation  since June 1995,  Executive Vice        1981
                                  President from 1981 to June 1995, and Chief Executive  Officer since  1981.  He has  served  as  President  of Oak Hill  from
                                  October 1991 to September  1997, and as Chairman since October
                                  1997.  Mr.  Kidd has  served as Chief  Executive  Officer  and
                                  Executive  Vice  President  since joining Oak Hill in 1970. He served as Director of Oak Hill since 1970 and  Director of the
                                  Corporation  since 1981.  Mr. Kidd has served as a Director of
                                  Towne Bank ("Towne") since October 1999.

D. Bruce Knox, 40                 Chief  Information  Officer of the  Corporation  since January        1997
                                  2000.  Executive  Vice  President  of Oak Hill  since  July 1,
                                  1998,  and Senior Vice  President of Oak Hill since October 2,
                                  1997.  He served as President  and a director of Unity Savings
                                  Bank  ("Unity")  from  January  1, 1996  until  the  merger on
                                  October 1, 1997.  He served as Executive  Vice  President  and
                                  Director  of Unity and its  successors  from  January  1, 1989 until December 31, 1995.




Richard P. LeGrand, 61            Executive  Vice  President of the  Corporation  since  October        1987
                                  1991 and Vice  President  from 1985 to  October  1991.  He has served as Director of the  Corporation  since January 1987 and as Director of Oak Hill since July 1993.  Mr.  LeGrand  served as Senior Vice  President  of Oak Hill from  February  1986 to
                                  October 1991, as Executive  Vice  President  from October 1991 to September 1997, and President and Chief  Executive  Officer
                                  since October 1997.

Class II Directors; Terms Expiring in 2002:

Barry M. Dorsey, Ed.D, 58         President  of the  University  of Rio  Grande  and Rio  Grande        1995
                                  Community  College  since  July  1991.  Mr.  Dorsey  served as
                                  Associate  Director  from July 1980 to July 1990 and as Deputy
                                  Director  from July 1990 to June 1991 of the State Council for
                                  Higher Education for Virginia.

William Siders, 54                Vice  Chairman  of  Towne  Bank  Board  of  Directors.  Also a        2001
                                  retired   executive   of  the  Blue  Ash  Building  and  Loan,
                                  Cincinnati, OH.


Donald R. Seigneur, 49            Partner in the public  accounting firm of Whited Seigneur Sams        1995
                                  & Rahe, CPAs, Chillicothe, Ohio, since 1979.

H. Grant Stephenson, 51           Partner  in the law firm of Porter,  Wright,  Morris & Arthur,        1995
                                  Columbus, Ohio, since 1986.


         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's officers and directors, and greater than 10% shareholders, to file reports of ownership and changes in ownership of the Corporation's securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Corporation.

         Based solely on the Corporation's review of the copies of such reports, the Corporation believes that all its officers, directors, and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2000.

Item 11.  Executive Compensation.

         The following Summary Compensation Table sets forth the compensation paid during the last three completed fiscal years by the Corporation and its subsidiaries to the Chief Executive Officer, Chairman of the Board, and the four other highest-paid executive officers of the Corporation whose total salary and bonus annually exceed $100,000 for services in all capacities for the
Corporation:

                           Summary Compensation Table

                                                                                    Long Term
                                                                                    Compensa-
                                               Annual Compensation                  tion Award

             (a)                 (b)       (c)         (d)            (e)               (g)           (i)
 Name and Principal Position                                                        Securities
 ---------------------------                                     Other Annual       Underlying      All Other
                                 Year     Salary      Bonus     Compensation(1)      Options(2)  Compensation(3)
                                 ----     ------      -----     ---------------    ------------  ---------------
JOHN D. KIDD                     2000    $189,840      --              --                --          $10,568
President and Chief Executive    1999    $176,307      --            $3,400            7,000         $ 4,800
Officer                          1998    $164,856      --            $6,100            7,000         $19,631

EVAN E. DAVIS                    2000    $ 68,496      --              --                --          $ 1,420
Chairman of the Board            1999    $ 57,394      --            $3,900            7,000           --
                                 1998    $ 52,000      --            $6,400            7,000         $ 2,084

RICHARD P. LEGRAND               2000    $174,768    $16,500           --              6,500         $10,568
Executive Vice President         1999    $161,976    $16,500         $3,400            7,000         $ 4,800
                                 1998    $143,710    $22,000         $6,400            7,000         $19,631

RALPH E. COFFMAN, JR.            2000    $123,602    $15,000           --              6,000         $ 8,325
Vice President                   1999    $112,204    $15,000           --              6,000         $ 3,021
                                 1998    $ 81,936    $15,000           --              5,500         $ 9,697

RONALD J. COPHER                 2000    $116,313    $11,250           --              5,000         $10,568
Chief Financial Officer          1999    $ 57,500    $ 5,625           --             17,750           --
                                 1998       --         --              --                --            --

D. BRUCE KNOX                    2000    $116,664    $11,250           --              5,000         $ 7,561
Chief Information Officer        1999    $109,800    $ 7,500         $3,400            3,125         $ 3,519
                                 1998    $101,830    $10,000         $6,400            6,250         $12,655


(1) Includes amounts paid as director fees for 1998 and the first six months of 1999. Beginning in July 1999, director fees were included in salary for all directors who were also employees of the Corporation or its subsidiaries.

(2)  All shares are subject to options granted under the 1995 Stock Option Plan.

(3) Includes matching and profit sharing contributions for the Corporation's 401(k) plan for the fiscal years shown.

        The following table shows all individual grants of stock options to the named executive officers of the Corporation during the year ended December 31, 2000.

                                                 Options/SAR Grants in Last Fiscal Year(1)
                                                                                            Potential Realizable Value
                                                                                             At Assumed Annual Rates
                                                                                          Of Stock Price Appreciation
                                                   Individual Grants                           For Option Term(2)

                                                    % of
                                                    Total
                                                   Options
                                     Number of     Granted
  Name                               Securities      To        Exercise
                                     Underlying   Employees     Price       Expiration
                                      Options     In Fiscal   ($/Share)       Date
                                                    Year
                                                                                          0%($)        5%($)       10%($)
EVAN E. DAVIS
Chairman of the Board                     --          --          --           --           --          --           --

JOHN D. KIDD
President and Chief Executive
Officer                                   --          --          --           --           --          --           --

RICHARD P. LEGRAND
Executive Vice President               6,500        4.74%       $14.75      12/28/10        $0       $60,295      $152,800

RALPH E. COFFMAN, JR.
Vice President                         6,000        4.38%       $14.75      12/28/10        $0       $55,657      $141,046

RONALD J. COPHER
Chief Financial Officer                5,000        3.65%       $14.75      12/28/10        $0       $46,381      $117,539

D. BRUCE KNOX
Chief Information Officer              5,000        3.65%       $14.75      12/28/10        $0       $46,381      $117,539


------------------------------------

(1) All options are granted at 100% of fair market value on the date of grant. The options become exercisable immediately at the grant date as to 50% of the covered shares and become exercisable in full on December 28, 2001. In addition, the options expire on the date specified in the option which, in no event, is not later than 10 years after the date of grant, provided, that the optionee remained in the employment of the Corporation or its affiliates. The option exercise period may be shortened upon an optionee's disability, retirement or death.

(2) The amounts under the columns labeled "5%($)" and "10%($)" are included by the Corporation pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of the Corporation's common stock. Such amounts are based on the assumption that the option holders hold the options granted for their full term. The actual value of the options will vary in accordance with the market price of the Corporation's common stock. The column headed "0%($)" is included to illustrate that the options were granted at fair market value and option holders will not recognize any gain without an increase in the stock price, which increase benefits all shareholders commensurately.

The following table shows aggregate option exercises in the last fiscal year and year-end values.

                                            Aggregated Option/SAR Exercises in Last Fiscal Year and
                                                        Fiscal Year-End Option/SAR Values
------------------------------- -------------- --------------- ------------------------------ -----------------------------

             (a)                     (b)            (c)                       (d)                           (e)
                                                                     Number of Unexercised        Value of Unexercised
                                                                  Options at Fiscal Year End     In-the-Money Options at
                                                                                                  Fiscal Year End ($)(1)

             Name                                  Value                     Unexercisable                  Unexercisable
                                  Shares         Realized ($)   Exercisable                    Exercisable
                                 Acquired
                                On Exercise
EVAN E. DAVIS
Chairman                           12,500         $53,250         23,375           --                --             --

JOHN D. KIDD
President and Chief Executive
Officer                              --              --           23,375           --                --             --

RICHARD P. LEGRAND
Executive Vice President             --              --           37,875          3,250           $63,828           --

RALPH E. COFFMAN, JR.
Vice President                      9,375         $59,063         23,875          3,000               --            --

RONALD J. COPHER
Chief Financial Officer               --              --          15,250          7,500               --            --

D. BRUCE KNOX
Chief Information Officer             --              --          36,875          2,500               --            --



(1) Represents total gain which would have been realized if all in the money options held at fiscal year-end had been exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and per share fair market value at year-end. The fair market value as determined by the closing price of the Corporation's common stock on December 31, 2000 was $14.5625. An option is in the money if the fair market value of the underlying shares exceeds the exercise price of the option.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         As of August 3, 2001, persons known by the Corporation to own beneficially more than 5% of the outstanding common shares of the Corporation are set forth below.

                                    No. of Shares of Common
         Name(1)                    Stock Beneficially Owned(2)                 Percentage of Class(3)
         ----                       ------------------------                    -------------------
         Evan E. Davis                      919,987(4)                                   17.29%
         John D. Kidd                       524,372(4)(5)(6)                              9.86%
         D. Bruce Knox                      349,534(4)(5)                                 6.57%


-----------------------------

(1) The address of Evan E. Davis, John D. Kidd, and D. Bruce Knox is c/o Oak Hill Financial, Inc., 14621 State Route 93, Jackson, Ohio 45640.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(3) "Percentage of class" is calculated by dividing the number of shares beneficially owned by the total number of outstanding shares of the Corporation on August 3, 2001 plus the number of shares such person has the right to acquire under stock options.

(4) Includes 23,375 shares which could be acquired by Messrs. Davis and Kidd, and 36,875 shares which could be acquired by Mr. Knox under stock options. Includes 258,862 shares held by a Trust as to which Mr. Knox is a Trustee and partial beneficiary.

(5) Includes shares acquired pursuant to Oak Hill Financial's 401(k) Plan for which investment power is exercised.

(6) Includes shares held in Trust by Oak Hill Financial, Inc.'s 401(k) Plan for which Mr. Kidd, as a Trustee, exercises shared voting power.

Item 13.  Certain Relationships and Related Transactions.

Compensation Committee Interlocks and Insider Participation

         Currently, Messrs. Dorsey, McNelly and Stephenson, who are not employees of the Corporation, are members of the Compensation Committee. Effective July 1, 2000, Evan E. Davis, a director and Chairman of the Corporation, serves on the Executive Committee of the Board of Trustees (the "Executive Committee") of the University of Rio Grande (the "University") of which Mr. Dorsey is the President. The Executive Committee of the University acts on matters involving Mr. Dorsey's compensation.

Transactions with Directors and Officers

         Some of the officers and directors of the Corporation and the companies with which they are associated are customers of Oak Hill or Towne. The loans to such officers and directors (a) were made in the ordinary course of business,
(b) were made on substantially the same terms, including interest rates and nature of collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

         Oak Hill and Towne have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers, principal shareholders, and their associates on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others.

Miscellaneous

         H. Grant Stephenson, a director of the Corporation, is a partner in the law firm of Porter, Wright, Morris & Arthur, which provides legal services to the Corporation. C. Clayton Johnson, a director of the Corporation, is President and co-owner of the law firm of Johnson & Oliver, which provides legal services to the Corporation. Rick A. McNelly, a former director of the Corporation, is co-owner of McNelly, Patrick and Associates, an employee benefits advisory and insurance agency, which provides benefits and insurance services to the Corporation.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                         OAK HILL FINANCIAL, INC.                    Date

                         By: /s/ John D. Kidd                   August 3, 2001
                             ----------------
                             John D. Kidd, President
                             and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                                                  Date

*     Evan E. Davis                Chairman of the Board                                  August 3, 2001
---------------------------



/s/ John D. Kidd                   President, Chief Executive Officer and Director        August 3, 2001
---------------------------        (Principal Executive Officer)



*     Richard P. LeGrand           Executive Vice President and Director                  August 3, 2001
---------------------------



*     H. Tim Bichsel               Secretary                                              August 3, 2001
---------------------------



*     Ron J. Copher                Chief Finacnial Officer and Treasurer                  August 3, 2001
---------------------------        (Principal Financial and Accounting Officer)



*     Barry M. Dorsey              Director                                               August 3, 2001
---------------------------



*     C. Clayton Johnson           Director                                               August 3, 2001
---------------------------



*     William Siders               Director                                               August 3, 2001
---------------------------


*     Donald R. Seigneur           Director                                               August 3, 2001
---------------------------



/s/ H. Grant Stephenson            Director                                               August 3, 2001
---------------------------



Signature                               Title                                                  Date


*     D. Bruce Knox                Chief Information Officer and Director                 August 3, 2001
---------------------------



*     Ralph E. Coffman, Jr.        Vice President                                         August 3, 2001
----------------------------



*     David G. Ratz                 Chief Administrative Officer                          August 3, 2001
---------------------------



By: /s/ H. Grant Stephenson                                                               August 3, 2001
    ---------------------------
    H. Grant Stephenson,
    attorney-in-fact for each of
    the persons indicated