Form 10-Q
period 2001-06-30
OAK HILL FINANCIAL INC
filed 2001-08-10
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2001


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

             Yes X                                No ____


         As of August 2, 2001, the latest practicable date, 5,044,294 shares of the Registrant's common stock, $.50 stated value, were issued and outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

             Consolidated Statements of Financial Condition                 3

             Consolidated Statements of Earnings                            4

             Consolidated Statements of Comprehensive Income                5

             Consolidated Statements of Cash Flows                          6

             Notes to Consolidated Financial Statements                     8

Item 2:   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                               10

Item 3:   Quantitative and Qualitative Disclosures About Market Risk       15


                  PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                                16

Item 2:   Changes in Securities and Use of Proceeds                        16

Item 3:   Default Upon Senior Securities                                   16

Item 4:   Submission of Matters to a Vote Of Security Holders              16

Item 5:   Other Information                                                16

Item 6:   Exhibits and Form 8-K                                            17

Signatures                                                                 18

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                         June 30,              December 31,
ASSETS                                                                                       2001                      2000
Cash and due from banks                                                                  $ 16,350                  $ 13,224
Federal funds sold                                                                          3,728                        77
Investment securities designated as available for sale - at market                         66,525                    56,323
Investment securities designated as held-to-maturity - at cost (approximate market value of $4,933 and $4,598 at June 30, 2001 and December 31, 2000,
  respectively)                                                                             4,947                     4,947

Loans receivable - net                                                                    610,742                   598,903
Loans held for sale - at lower of cost or market                                            1,592                       183
Office premises and equipment - net                                                         9,403                     9,296
Federal Home Loan Bank stock - at cost                                                      5,162                     4,981
Accrued interest receivable                                                                 4,159                     4,213

Goodwill - net                                                                                233                       249
Prepaid expenses and other assets                                                           1,116                       715
Prepaid federal income taxes                                                                  117                       625
Deferred federal income taxes                                                                 516                       901
                                                                                          -------                   -------

         Total assets                                                                    $724,590                  $694,637
                                                                                          =======                   =======


LIABILITIES and STOCKHOLDERS' EQUITY

Deposits                                                                                 $584,431                  $562,617
Securities sold under agreements to repurchase                                              1,104                       143
Advances from the Federal Home Loan Bank                                                   74,600                    70,152
Notes payable                                                                               2,700                     2,300
Guaranteed preferred beneficial interests in the Corporation's
  junior subordinated debentures                                                            5,000                     5,000
Accrued interest payable and other liabilities                                              4,855                     4,529
                                                                                          -------                   -------

         Total liabilities                                                                672,690                   644,741

Stockholders' equity
  Common stock - $.50 stated value; authorized 15,000,000 shares, 5,421,814 and
     5,414,576 shares issued at June 30, 2001 and
     December 31, 2000, respectively                                                        2,711                     2,707
  Additional paid-in capital                                                                5,102                     5,040
  Retained earnings                                                                        49,524                    46,913
  Treasury stock (377,520 and 304,470 shares at cost at June 30, 2001
     and December 31, 2000, respectively)                                                  (5,710)                   (4,680)
  Accumulated comprehensive income (loss):
     Unrealized gains (losses) on securities designated as available for sale,
        net of related tax effects                                                            273                       (84)
                                                                                          -------                   -------

         Total stockholders' equity                                                        51,900                    49,896
                                                                                          -------                   -------

         Total liabilities and stockholders' equity                                      $724,590                  $694,637
                                                                                          =======                   =======

                            Oak Hill Financial, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                                 Six Months Ended         Three Months Ended
                                                                                     June 30,                  June 30,

                                                                                  2001       2000           2001       2000
INTEREST INCOME

  Loans                                                                        $27,776    $23,511        $13,795    $12,105
  Investment securities                                                          2,080      1,816          1,075        948
  Interest-bearing deposits and other                                              368        221            219         93
                                                                                ------     ------         ------     ------
        Total interest income                                                   30,224     25,548         15,089     13,146

INTEREST EXPENSE

  Deposits                                                                      14,055     11,092          6,862      5,732
  Borrowings                                                                     2,449      2,060          1,220      1,178
                                                                                ------     ------         ------     ------
        Total interest expense                                                  16,504     13,152          8,082      6,910
                                                                                ------     ------         ------     -------

        Net interest income                                                     13,720     12,396          7,007      6,236

Provision for losses on loans                                                    1,072        858            505        498
                                                                                ------     ------         ------     ------
        Net interest income after provision for losses on loans                 12,648     11,538          6,502      5,738

OTHER INCOME

  Gain on sale of loans                                                            475         66            258          5
  Gain on investment securities transactions                                        32         --             36         --
  Service fees, charges and other operating                                      1,495      1,202            835        642
                                                                                ------     ------         ------     ------
        Total other income                                                       2,002      1,268          1,129        647

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

  Employee compensation and benefits                                             5,586      4,225          2,861      2,029
  Occupancy and equipment                                                          987        922            475        457
  Federal deposit insurance premiums                                                78         49             39         25
  Franchise taxes                                                                  326        266            167        123
  Other operating                                                                2,118      1,977          1,170      1,034
                                                                                ------     ------         ------     ------
        Total general, administrative and other expense                          9,095      7,439          4,712      3,668
                                                                                ------     ------         ------     ------

        Earnings before federal income taxes                                     5,555      5,367          2,919      2,717

FEDERAL INCOME TAXES
  Current                                                                        1,632      2,288            786        461
  Deferred                                                                         200       (492)           177        450
                                                                                ------     ------         ------     ------
        Total federal income taxes                                               1,832      1,796            963        911
                                                                                ------     ------         ------     ------

  NET EARNINGS                                                                 $ 3,723    $ 3,571        $ 1,956    $ 1,806
                                                                                ======     ======         ======     ======

        EARNINGS PER SHARE
         Basic                                                                    $.73       $.67           $.39       $.34
                                                                                   ===        ===            ===        ===
         Diluted                                                                  $.73       $.67           $.38       $.34
                                                                                   ===        ===            ===        ===

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                                 Six Months Ended         Three Months Ended
                                                                                      June 30,                  June 30,
                                                                                  2001       2000           2001       2000
Net earnings                                                                   $ 3,723   $  3,571       $  1,956    $ 1,806

Other comprehensive income (loss), net of tax:

  Unrealized gains (losses) on securities designated as available for sale,
     net of taxes (benefits) of $195, $(37), $(42), and $38, respectively          378        (69)           (83)        74

  Reclassification adjustment for realized gains included in net earnings, net of taxes of $11 and $12 for the six and three months
     ended June 30, 2001, respectively                                             (21)        --            (24)        --
                                                                                ------    -------         -------    ------

Comprehensive income                                                           $ 4,080    $ 3,502        $ 1,849    $ 1,880
                                                                                ======     ======         ======     ======

Accumulated comprehensive income (loss)                                        $   273    $(1,647)       $   273    $(1,647)
                                                                                ======     ======         ======     ======

                            Oak Hill Financial, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)

                                                                                             2001                      2000
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings for the period                                                            $  3,723                  $  3,571
  Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                                         387                       389
        Gain on securities transactions                                                       (32)                       --
        Amortization of premiums and discounts on investment
         securities - net                                                                     131                        28
        Proceeds from sale of loans in secondary market                                    23,042                     4,399
        Loans disbursed for sale in secondary market                                      (24,221)                   (4,143)
        Gain on sale of loans                                                                (230)                      (13)
        (Gain) loss on sale of assets                                                          (3)                       19
        Amortization of deferred loan origination costs                                       163                        75
        Federal Home Loan Bank stock dividends                                               (181)                     (135)
        Provision for losses on loans                                                       1,072                       858
        Amortization of goodwill                                                               16                         8
        Increase (decrease) in cash due to changes in:
         Prepaid expenses and other assets                                                   (572)                     (988)
         Accrued interest receivable                                                           54                      (331)
         Accrued interest payable and other liabilities                                       326                       680
         Federal income taxes
            Current                                                                           508                     1,322
            Deferred                                                                          200                      (492)
                                                                                          -------                   -------

                  Net cash provided by operating activities                                 4,383                     5,247

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  Loan disbursements                                                                     (127,017)                 (152,844)
  Principal repayments on loans                                                           113,943                   111,408
  Principal repayments on mortgage-backed securities                                        4,418                       766
  Proceeds from sale of investment securities                                              17,971                        --
  Proceeds from maturity of investment securities                                           7,197                       330
  Proceeds from disposition of assets                                                         175                       290
  Purchase of investment securities designated as available for sale                      (39,346)                   (1,946)
  Purchase of investment securities designated as held to maturity                             --                    (4,947)
  Purchase of office premises and equipment                                                  (494)                     (516)
  (Increase) decrease in federal funds sold                                                (3,651)                    3,663
  Purchase of Federal Home Loan Bank stock                                                     --                      (360)
                                                                                          -------                   -------

                  Net cash used in investing activities                                   (26,804)                  (44,156)
                                                                                          -------                   -------

                  Net cash used in operating and investing activities
                     (balance carried forward)                                            (22,421)                  (38,909)
                                                                                          -------                   -------

                            Oak Hill Financial, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)

                                                                                             2001                      2000
                  Net cash used in operating and investing activities
                     (balance brought forward)                                           $(22,421)                 $(38,909)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

  Proceeds (repayments) from securities sold under agreement to repurchase                    961                      (795)
  Net increase in deposit accounts                                                         21,814                    12,233
  Proceeds from Federal Home Loan Bank advances                                           535,525                   556,405
  Repayments of Federal Home Loan Bank advances                                          (531,077)                 (533,714)
  Proceeds from notes payable                                                                 400                        --
  Proceeds from issuance of debt securities                                                    --                     5,000
  Dividends on common shares                                                               (1,112)                   (1,052)
  Purchase of treasury stock                                                               (1,030)                   (1,906)
  Proceeds from issuance of shares under stock option plan                                     66                       293
                                                                                          -------                   -------

                  Net cash provided by financing activities                                25,547                    36,464
                                                                                          -------                   -------

  Net increase (decrease) in cash and cash equivalents                                      3,126                    (2,445)

  Cash and cash equivalents at beginning of period                                         13,224                    14,675
                                                                                          -------                   -------

  Cash and cash equivalents at end of period                                             $ 16,350                  $ 12,230
                                                                                          =======                   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:
     Federal income taxes                                                                $  1,089                  $  1,285
                                                                                          =======                   =======

     Interest on deposits and borrowings                                                 $ 16,264                  $ 12,694
                                                                                          =======                   =======


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

  Unrealized gains (losses) on securities designated as available for sale,
     net of related tax effects                                                          $    357                  $    (69)
                                                                                          =======                   =======

  Recognition of mortgage servicing rights in accordance with SFAS No. 140               $    245                  $     53
                                                                                          =======                   =======

  Transfers from loans to real estate acquired through foreclosure                       $     --                  $    873
                                                                                          =======                   =======

  Transfer of loans from held for investment to held for sale                            $  5,169                  $     --
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

              The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2000. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

2.   Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Banks, Action Finance Company ("Action"), and Oak Hill Capital Trust I (the "Trust"). All significant intercompany balances have been eliminated.

3.   Liquidity and Capital Resources

              Like other financial institutions, the Company must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits, borrowings and principal and interest payments on loans. The Company uses funds from deposit inflows, proceeds from borrowings and principal and interest payments on loans primarily to originate loans, and to purchase short-term investment securities and interest-bearing deposits.

              At June 30, 2001, the Company had $300.8 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on the results of operations.

                  In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $145.1 million in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At June 30, 2001, the Company had $74.6 million of outstanding FHLB advances.

                  At June 30, 2001, loan commitments, or loans committed but not closed, totaled $24.8 million. Additionally, the Company had unused lines of credit and letters of credit totaling $72.5 million and $1.4 million, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

                            Oak Hill Financial, Inc.

4.   Earnings Per Share

              Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 5,043,882, 5,067,192, 5,285,992, and 5,308,940 for the three and six months ended June 30, 2001 and 2000, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed to be outstanding for purposes of computing diluted earnings per share totaled 5,108,165, 5,131,453, 5,353,806, and 5,376,242 for the three and six months ended June 30, 2001 and 2000, respectively.

              Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 64,283, 64,261, 70,814 and 67,302 for three and six months ended June 30, 2001 and 2000, respectively. Options to purchase 562,125 and 452,013 shares of common stock, with a respective weighted-average exercise price of $16.55 and $16.88, were outstanding at June 30, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

5.   Effects of Recent Accounting Pronouncements

              In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material effect on the Company's financial position or results of operations.

              In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling method of accounting is prohibited except for combinations initiated before July 1, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations initiated after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Company's financial position or results of operations.

              In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

                            Oak Hill Financial, Inc.

5.   Effects of Recent Accounting Pronouncements - continued

              An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS 121. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

              SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, but only if the first quarter financial statements have not previously been issued. Calendar year end companies may not adopt early. Until adoption of SFAS No. 142, existing goodwill continues to be amortized and tested for impairment under previously existing standards. As of the date SFAS No. 142 is adopted and based on the company's current reporting structure, reporting units should be established; net assets should be assigned to reporting units, unless they do not relate to a reporting unit; and goodwill should be assigned to one or more reporting units.

              Within six months of adopting SFAS No. 142, a company must have completed the first step of the goodwill transitional impairment test: a comparison, as of the beginning of the fiscal year, of each reporting unit's fair value with its carrying value. If the carrying value exceeds fair value, the second step - calculating the amount of goodwill impairment as of the beginning of the fiscal year - would be required as soon as possible, but no later than the end of the fiscal year. Any transitional impairment loss would be reported as a change in accounting principle in the first interim period financial statements of the implementation year, regardless of when the loss measurement is completed. After completion of the first step of the transitional test, a company should disclose which segments might have to recognize an impairment loss and when the potential loss would be measured.

              If an impairment indicator arises before the completion of the transition testing, a full impairment test would be required as soon as possible. Any goodwill impairment resulting from this test should be reported as an impairment loss, not as a change in accounting principle. SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Discussion  of Financial  Condition  Changes from  December 31, 2000 to June 30,
2001

         The Company's total assets amounted to $724.6 million at June 30, 2001, an increase of $30.0 million, or 4.3%, over the $694.6 million total at December 31, 2000. The increase was funded primarily through growth in deposits of $21.8 million, an increase in FHLB advances of $4.4 million and an increase in stockholders' equity of $2.0 million.

         Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $17.0 million, or 22.8%, to a total of $91.6 million at June 30, 2001, compared to $74.6 million at December 31, 2000. Investment securities increased by $10.2 million, as purchases of $39.3 million exceeded maturities and repayments of $11.6 million and sales of $18.0 million. Federal funds sold increased by $3.7 million during the six-month period ended June 30, 2001.

         Loans receivable totaled $612.3 million at June 30, 2001, an increase of $13.2 million, or 2.2%, over total loans at December 31, 2000. Loan disbursements totaled $151.2 million during the six-month period ended June 30, 2001, which were partially offset by loan sales of $22.8 million and principal repayments of $113.9 million. Loan origination volume decreased by $5.7 million and sales volume increased by $18.4 million during the six-month period ended June 30, 2001, compared to the same period in 2000. The Company's loan growth for the period was comprised primarily of a $28.1 million, or 18.4%, increase in commercial and other loans, which was partially offset by a $9.9 million, or 2.6%, decrease in loans secured by real estate, a $4.2 million, or 6.0%, decrease in installment loans and an $86,000, or 5.4%, decrease in credit card loans. The Company's allowance for loan losses amounted to $7.8 million at June 30, 2001, an increase of $646,000, or 9.0%, over the total at December 31, 2000. The allowance for loan losses represented 1.26% and 1.19% of the total loan portfolio at June 30, 2001 and December 31, 2000, respectively. Net charge-offs totaled approximately $426,000 and $521,000 for the six months ended June 30, 2001 and 2000, respectively. The Company's allowance represented 142.05% and 250.81% of nonperforming loans, which totaled $5.5 million and $2.9 million at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001, nonperforming loans were comprised of $727,000 in installment loans, $507,000 in commercial loans and $4.3 million of loans secured primarily by commercial real estate and one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized at June 30, 2001.

         Deposits totaled $584.4 million at June 30, 2001, an increase of $21.8 million, or 3.9%, over the $562.6 million total at December 31, 2000. The increase resulted primarily from management's continuing marketing efforts and competitive pricing with respect to mid-term certificate of deposit products throughout the Banks' branch network. Proceeds from deposit growth were used primarily to fund loan originations and purchases of investment securities during the period.

         Advances from the Federal Home Loan Bank totaled $74.6 million at June 30, 2001, an increase of $4.4 million, or 6.3%, over the December 31, 2000 total. Notes payable increased by $400,000, or 17.4%. Proceeds from advances and notes payable were primarily used to fund loan originations during the period.

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

         The Company's stockholders' equity amounted to $51.9 million at June 30, 2001, an increase of $2.0 million, or 4.0%, over the balance at December 31, 2000. The increase resulted primarily from net earnings of $3.7 million and an increase of $357,000 in the unrealized gains on securities available for sale, which were partially offset by $1.1 million in dividends declared on common stock and purchases of treasury shares totaling $1.0 million. The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2001, the Banks' regulatory capital exceeded all regulatory capital requirements.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 2001 and 2000

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2001 and 2000

General

              Net earnings for the six months ended June 30, 2001, totaled $3.7 million, a $152,000, or 4.3%, increase over the amount reported in the comparable 2000 period. The increase in earnings resulted primarily from a $1.3 million increase in net interest income and a $734,000 increase in other income, which were partially offset by a $214,000 increase in the provision for losses on loans, a $1.7 million increase in general, administrative and other expense, and a $36,000 increase in the provision for federal income taxes.

Net Interest Income

              Total interest income for the six months ended June 30, 2001, amounted to $30.2 million, an increase of $4.7 million, or 18.3%, over the $25.5 million reported in the comparable 2000 period. Interest income on loans totaled $27.8 million, an increase of $4.3 million, or 18.1%, over the comparable 2000 period. This increase resulted primarily from an $86.2 million, or 16.3%, increase in the weighted-average ("average") portfolio balance, from $529.3 million to $615.5 million for the six months ended June 30, 2000 and 2001, respectively, coupled with a 17 basis point increase in the average yield, from 8.93% to 9.10% for the six months ended June 30, 2000 and 2001, respectively. Interest income on investment securities and other interest-earning assets increased by $411,000, or 20.2%. The increase resulted primarily from a $16.0 million, or 25.6%, increase in the average portfolio balance, from $62.5 million to $78.5 million for the six months ended June 30, 2000 and 2001, respectively, which was partially offset by a 27 basis point decrease in the average yield, to 6.29% from 6.56% for the six months ended June 30, 2001 and 2000, respectively.

              Total interest expense amounted to $16.5 million for the six months ended June 30, 2001, an increase of $3.4 million, or 25.5%, over the comparable 2000 period. Interest expense on deposits increased by $3.0 million, or 26.7%, to a total of $14.1 million for the six months ended June 30, 2001. The increase resulted primarily from a $79.4 million, or 17.6%, increase in the average portfolio balance, from $452.0 million to $531.4 million for the six months ended June 30, 2000 and 2001, respectively, coupled with a 39 basis point increase in the average cost of deposits from 4.94% to 5.33% for the six months ended June 30, 2000 and 2001, respectively. Interest expense on borrowings increased by $389,000, or 18.9%, for the six-month period ended June 30, 2001. This increase was due to a $16.3 million, or 25.0%, increase in average borrowings outstanding, from $65.3 million to $81.6 million for the six months ended June 30, 2000 and 2001, respectively, which was partially offset by a 30 basis point decrease in the average cost of borrowings to 6.05% from 6.35% for the six months ended June 30, 2001 and 2000, respectively.

              As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.3 million, or 10.7%, for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. The interest rate spread decreased by 22 basis points to 3.35% from 3.57% for the six months ended June 30, 2001 and 2000, respectively. The net interest margin decreased by 22 basis points to 3.99% from 4.21% for the six-months ended June 30, 2001 and 2000, respectively.

Provision for Losses on Loans

              The provision for losses on loans represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for losses on loans amounted to $1.1 million for the six months ended June 30, 2001, an increase of $214,000, or 24.9%, compared to the same period in 2000. The provision for losses on loans in the six-month period ended June 30, 2001, generally reflects the $13.2 million of growth in the loan portfolio during the period coupled with an increase in the level of nonperforming loans year to year. Net loan charge-offs amounted to $426,000 for the six months ended June 30, 2001, as compared to $521,000 for the six months ended June 30, 2000.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 2001 and 2000

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2001 and 2000 (continued)

Provision for Losses on Loans (continued)

              Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 2001, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

              Other income totaled $2.0 million for the six months ended June 30, 2001, an increase of $734,000, or 57.9%, over the amount reported in the comparable 2000 period. This increase resulted primarily from a $293,000, or 24.4%, increase in service fees, charges, and other operating income, an increase of $409,000 in gain on sale of loans and a $32,000 gain on investment securities transactions.

General, Administrative and Other Expense

              General, administrative and other expense totaled $9.1 million for the six months ended June 30, 2001, an increase of $1.7 million, or 22.3%, over the amount reported in the comparable 2000 period. The increase resulted primarily from a $1.4 million, or 32.2%, increase in employee compensation and benefits, an increase of $65,000, or 7.0%, in occupancy and equipment, a $60,000, or 22.6%, increase in franchise taxes and a $141,000, or 7.1%, increase in other operating expense.

              The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing, and normal merit increases, and an increase in benefit plan expense year to year. The increase in occupancy and equipment expense was due primarily to a $7,000, or 1.8%, increase in depreciation expense, a $35,000 or 12.4%, increase in maintenance and utilities, and a $23,000, or 13.5%, increase in rent expense. The increase in other operating expense resulted primarily from a $29,000 increase in professional fees, a $27,000 increase in costs associated with ATM transaction charges and data processing, a $28,000 increase in computer and PC equipment expense, and incremental increases in various other operating expenses, which were partially offset by the recovery of a credit card processing write-off during the fourth quarter of 2000 which totaled $43,000.

Federal Income Taxes

              The provision for federal income taxes amounted to $1.8 million for the six months ended June 30, 2001, an increase of $36,000, or 2.0%, over the amount recorded for the comparable 2000 period. The increase resulted primarily from a $188,000, or 3.5%, increase in earnings before taxes. The effective tax rates were 33.0% and 33.5% for the six months ended June 30, 2001 and 2000, respectively.


Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2001 and 2000

General

              Net earnings for the three months ended June 30, 2001 totaled $2.0 million, a $150,000, or 8.3%, increase over the amount reported in the comparable 2000 period. The increase in earnings resulted primarily from a $771,000 increase in net interest income and a $482,000 increase in other income, which were partially offset by an $7,000 increase in the provision for losses on loans, a $1.0 million increase in general, administrative and other expense, and a $52,000 increase in the provision for federal income taxes.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 2001 and 2000

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2001 and 2000 (continued)

Net Interest Income

              Total interest income for the three months ended June 30, 2001, amounted to $15.1 million, an increase of $1.9 million, or 14.8%, over the comparable 2000 period. Interest income on loans totaled $13.8 million, an increase of $1.7 million, or 14.0%, over the comparable 2000 period. This increase resulted primarily from a $77.3 million, or 14.3%, increase in the average portfolio balance, from $540.4 million to $617.7 million for the three months ended June 30, 2000 and 2001, respectively, which was partially offset by a 5 basis point decrease in the average yield, to 8.96% from 9.01% for the three months ended June 30, 2000 and 2001, respectively. Interest income on investment securities and other interest-earning assets increased by $253,000, or 24.3%. The increase resulted primarily from a $24.0 million, or 38.2%, increase in the average portfolio balance, from $62.9 million to $86.9 million for the three months ended June 30, 2000 and 2001, respectively, which was partially offset by a 70 basis point decrease in the average yield, to 5.96% from 6.66% for the three months ended June 30, 2001 and 2000, respectively.

              Total interest expense amounted to $8.1 million for the three months ended June 30, 2001, an increase of $1.2 million, or 16.9%, over the $6.9 million reported in the comparable 2000 period. Interest expense on deposits increased by $1.1 million, or 19.7%, to a total of $6.9 million for the three months ended June 30, 2001. The increase resulted primarily from an $83.2 million, or 18.2%, increase in the average portfolio balance, from $456.3 million to $539.5 million for the three months ended June 30, 2000 and 2001, respectively, coupled with a 5 basis point increase in the average cost of deposits from 5.05% to 5.10% for the three months ended June 30, 2000 and 2001, respectively. Interest expense on borrowings increased by $42,000, or 3.6%, for the three-month period ended June 30, 2001. This increase was due to a $10.8 million, or 15.1%, increase in average borrowings outstanding, from $71.6 million to $82.4 million for the three months ended June 30, 2000 and 2001, respectively, which was partially offset by a 68 basis point decrease in the average cost of borrowings to 5.94% from 6.62% for the three months ended June 30, 2001 and 2000, respectively.

              As a result of the foregoing changes in interest income and interest expense, net interest income increased by $771,000, or 12.4%, for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. The interest rate spread decreased by 12 basis points to 3.38% from 3.50% for the three months ended June 30, 2001 and 2000, respectively. The net interest margin decreased by 17 basis points to 3.99% from 4.16% for the three-months ended June 30, 2001 and 2000, respectively.

Provision for Losses on Loans

                  The provision for losses on loans represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for losses on loans amounted to $505,000 for the three months ended June 30, 2001, an increase of $7,000, or 1.4%, compared to the same period in 2000. The provision for losses on loans in the three-month period ended June 30, 2001, generally reflects the increase in the level of nonperforming loans year-to- year. Net loan charge-offs amounted to $281,000 for the three months ended June 30, 2001, as compared to $171,000 for the three months ended June 30, 2000.

              Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 2001, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

              Other income totaled $1.1 million for the three months ended June 30, 2001, an increase of $482,000, or 74.5%, over the amount reported in the comparable 2000 period. This increase resulted primarily from a $193,000, or 30.1%, increase in service fees, charges, and other operating income, an increase of $253,000 in gain on sale of loans and a $36,000 gain on investment securities transactions.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 2001 and 2000

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2001 and 2000 (continued)

General, Administrative and Other Expense

              General, administrative and other expense totaled $4.7 million for the three months ended June 30, 2001, an increase of $1.0 million, or 28.5%, over the amount reported in the comparable 2000 period. The increase resulted primarily from an $832,000, or 41.0%, increase in employee compensation and benefits, an increase of $18,000, or 3.9%, in occupancy and equipment, a $44,000, or 35.8%, increase in franchise taxes and a $136,000, or 13.2%, increase in other operating expense.

              The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing, and normal merit increases, and an increase in benefit plan expense year to year. The increase in occupancy and equipment expense was due primarily to a $46,000, or 33.5%, increase in maintenance and utilities, which was partially offset by a $30,000, or 14.9%, decrease in depreciation expense. The increase in other operating expense resulted primarily from a $28,000 increase in computer and PC equipment expense, an increase in costs associated with ATM transaction charges and data processing totaling $14,000, coupled with incremental increases in various other operating expenses.

Federal Income Taxes

              The provision for federal income taxes amounted to $963,000 for the three months ended June 30, 2001, an increase of $52,000, or 5.7%, over the $911,000 recorded for the comparable 2000 period. The increase resulted primarily from a $201,000, or 7.4%, increase in earnings before taxes. The effective tax rates were 33.0% and 33.5% for the three months ended June 30, 2001 and 2000, respectively.


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

                  Not applicable

Item 3:           Defaults Upon Senior Securities

                  Not applicable

Item 4:           Submission of Matters to a Vote of Security Holders

                  None

Item 5:           Other Information

                  Share Repurchase Plan

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

                  Branch Sale Agreement

                  In April 2001, the Company entered into an agreement to sell a branch location with approximately $10.7 million in deposits to another financial institution. The sale has received the necessary regulatory approvals and is expected to close on or before September 30, 2001.

                  Buy-Sell Agreement

                  John D. Kidd, President, CEO and director of the Company and Evan E. Davis, Chairman of the Board of Directors of the Company, have entered into a Buy-Sell Agreement dated April 11, 2001 (the "Agreement"), whereby in the event of either one's death, the survivor shall have the right to purchase some or all of the shares of the Company held by the deceased's estate. In connection with the Agreement, Mr. Kidd and Mr. Davis each have executed a Limited Power of Attorney giving the other sole right, power and authority to vote all of the shares of the Company that he holds in the event of his incapacity. According to their Schedule 13G reports as updated for the year ended December 31, 2000, Mr. Kidd beneficially owns approximately 10.77% and Mr. Davis beneficially owns approximately 18.00% of the Company's outstanding common stock.

                  Business Combination

                  On August 1, 2001, the Company announced that it had signed a definitive agreement to acquire privately held insurance agency Innovative Financial Services Agency, Inc. (IFS). IFS shareholders will receive 172,414 shares of unregistered Oak Hill Financial common stock, which represents an exchange ratio of 689.656 shares of OAKF stock for every one share of IFS stock, or a total acquisition price of approximately $2.7 million.

                            Oak Hill Financial, Inc.

Item 5:           Other Information (continued)

                  Financial Holding Company

                  On July 11, 2001, the Company received notification from the Federal Reserve Bank that its election to become a financial holding company, under the Gramm-Leach-Bliley Act, had been approved.

                  The Gramm-Leach-Bliley Act, effective November 12, 1999, permits a bank holding company that elects and qualifies to be treated as a financial holding company to engage in a full range of financial activities which include banking, insurance, and securities activities, merchant banking and any additional activities that the Federal Reserve Bank, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

Item 6:           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                          2 Agreement and Plan of Merger between the Company and IFS

                         10 Buy-Sell Agreement between John D. Kidd and Evan E. Davis and related powers-of-attorney

                         99 Press release dated August 1, 2001 related to the business combination between the Company and IFS

                  (b) Reports on Form 8-K

                           The Company has filed the following current reports on Form 8-K with the Securities and Exchange
                           Commission:

(a) Form 8-K, dated July 23, 2001, filed with the Securities and Exchange Commission on July 23, 2001.

                                   SIGNATURES

              Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 2, 2001                By: /s/ John D. Kidd
                                        -------------------------------------
                                        John D. Kidd
                                        President and Chief Executive Officer




Date: August 2, 2001                By: /s/ Ron J. Copher
                                        -------------------------------------
                                        Ron J. Copher
                                        Chief Financial Officer