Form 10-Q
period 2001-09-30
OAK HILL FINANCIAL INC
filed 2001-11-07
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2001


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

                Yes X                                   No ____


         As of November 2, 2001, the latest practicable date, 5,261,208 shares of the Registrant's common stock, $.50 stated value, were issued and outstanding.

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

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                    September 30,              December 31,
                                                                                             2001                      2000
ASSETS                                                                                                           (Restated)
Cash and due from banks                                                                  $ 14,897                  $ 13,227
Federal funds sold                                                                          7,071                        77
Investment securities designated as available for sale - at market                         58,982                    56,480
Investment securities designated as held-to-maturity - at cost (approximate market value of $3,350 and $4,598 at September 30, 2001 and December 31, 2000,
  respectively)                                                                             3,407                     4,947

Loans receivable - net                                                                    626,353                   598,903
Loans held for sale - at lower of cost or market                                              457                       183
Office premises and equipment - net                                                         9,017                     9,338
Federal Home Loan Bank stock - at cost                                                      5,282                     4,981
Accrued interest receivable                                                                 4,316                     4,213

Goodwill - net                                                                                224                       249
Prepaid expenses and other assets                                                           1,725                       858
Prepaid federal income taxes                                                                    -                       590
Deferred federal income taxes                                                                 288                       855
                                                                                          -------                   -------

         Total assets                                                                    $732,019                  $694,901
                                                                                          =======                   =======


LIABILITIES and STOCKHOLDERS' EQUITY

Deposits                                                                                 $576,949                  $562,413
Securities sold under agreements to repurchase                                              1,977                       143
Advances from the Federal Home Loan Bank                                                   84,511                    70,152
Notes payable                                                                               2,700                     2,300
Guaranteed preferred beneficial interests in the Corporation's
  junior subordinated debentures                                                            5,000                     5,000
Federal income taxes payable                                                                1,548                         -
Accrued interest payable and other liabilities                                              4,122                     4,672
                                                                                          -------                   -------

         Total liabilities                                                                676,807                   644,680

Stockholders' equity
  Common stock - $.50 stated value; authorized 15,000,000 shares, 5,608,728 and
     5,414,576 shares issued at September 30, 2001 and
     December 31, 2000, respectively                                                        2,804                     2,793
  Additional paid-in capital                                                                5,242                     5,040
  Retained earnings                                                                        51,765                    47,102
  Treasury stock (347,520 and 304,470 shares at cost at September 30, 2001
     and December 31, 2000, respectively)                                                  (5,230)                   (4,680)
  Accumulated comprehensive income (loss):
     Unrealized gains (losses) on securities designated as available for sale,
        net of related tax effects                                                            631                       (34)
                                                                                          -------                   -------

         Total stockholders' equity                                                        55,212                    50,221
                                                                                          -------                   -------

         Total liabilities and stockholders' equity                                      $732,019                  $694,901
                                                                                          =======                   =======

                            Oak Hill Financial, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                                 Nine Months Ended        Three Months Ended
                                                                                   September 30,             September 30,

                                                                                  2001       2000           2001       2000
                                                                                       (Restated)                (Restated)
INTEREST INCOME

  Loans                                                                        $41,408    $36,554        $13,629    $13,043
  Investment securities                                                          3,096      2,802          1,016        984
  Interest-bearing deposits and other                                              487        320            119         97
                                                                                ------     ------         ------     ------
        Total interest income                                                   44,991     39,676         14,764     14,124

INTEREST EXPENSE

  Deposits                                                                      20,213     17,589          6,158      6,497
  Borrowings                                                                     3,751      3,460          1,302      1,399
                                                                                ------     ------         ------     ------
        Total interest expense                                                  23,964     21,049          7,460      7,896
                                                                                ------     ------         ------     ------

        Net interest income                                                     21,027     18,627          7,304      6,228

Provision for losses on loans                                                    1,619      1,566            547        708
                                                                                ------     ------         ------     ------
        Net interest income after provision for losses on loans                 19,408     17,061          6,757      5,520

OTHER INCOME

  Gain on sale of loans                                                            896         87            421         21
  Gain (loss) on investment securities transactions                                 42         (6)            10         (6)
   Insurance commissions                                                         1,659      1,510            460        535
   Gain on disposal of other assets                                                883          -            883          -
  Service fees, charges and other operating                                      2,104      1,845            627        650
                                                                                ------     ------         ------     ------
        Total other income                                                       5,584      3,436          2,401      1,200

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

  Employee compensation and benefits                                             9,134      7,407          2,870      2,625
  Occupancy and equipment                                                        1,555      1,462            536        501
  Federal deposit insurance premiums                                               105         75             27         26
  Franchise taxes                                                                  495        396            169        128
  Other operating                                                                4,228      3,503          1,640      1,102
                                                                                ------     ------         ------     ------
        Total general, administrative and other expense                         15,517     12,843          5,242      4,382
                                                                                ------     ------         ------     ------

        Earnings before federal income taxes                                     9,475      7,654          3,916      2,338

FEDERAL INCOME TAXES
  Current                                                                        3,293      3,163          1,655        619
  Deferred                                                                        (167)      (610)          (367)       156
                                                                                ------     ------         ------     ------
        Total federal income taxes                                               3,126      2,553          1,288        775
                                                                                ------     ------         ------     ------

  NET EARNINGS                                                                 $ 6,349    $ 5,101        $ 2,628    $ 1,563
                                                                                ======     ======         ======     ======

        EARNINGS PER SHARE
         Basic                                                                   $1.21       $.94           $.50       $.29
                                                                                  ====        ===            ===        ===
         Diluted                                                                 $1.20       $.93           $.50       $.29
                                                                                  ====        ===            ===        ===

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                                Nine Months Ended        Three Months Ended
                                                                                   September 30,             September 30,
                                                                                  2001       2000           2001       2000
                                                                                       (Restated)                (Restated)
Net earnings                                                                    $6,349    $ 5,101         $2,628    $ 1,563

Other comprehensive income (loss), net of tax:

  Unrealized gains on securities designated as available for sale,
     net of taxes of $368, $162, $180, and $200, respectively                      713        304            350        375

  Reclassification adjustment for realized (gains) losses included, in net earnings, net of (taxes) benefits of $(15), $2,
       $(3) and $2, respectively                                                   (27)         4             (7)         4
                                                                                 -----     ------          -----     ------

Comprehensive income                                                            $7,035    $ 5,409         $2,971    $ 1,942
                                                                                 =====     ======          =====     ======

Accumulated comprehensive income (loss)                                         $  631    $(1,270)        $  631    $(1,270)
                                                                                 =====     =======         =====     =======

                            Oak Hill Financial, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                             2001                      2000
                                                                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings for the period                                                            $  6,349                  $  5,101
  Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                                         598                       631
        (Gain) loss on securities transactions                                                (42)                        6
        Amortization of premiums and discounts on investment
         securities - net                                                                     281                        31
        Proceeds from sale of loans in secondary market                                    47,444                     6,890
        Loans disbursed for sale in secondary market                                      (47,267)                   (6,780)
        Gain on sale of loans                                                                (451)                      (30)
        (Gain) loss on disposal of assets                                                    (883)                       20
        Amortization of deferred loan origination costs                                       256                       121
        Federal Home Loan Bank stock dividends                                               (301)                     (244)
        Provision for losses on loans                                                       1,619                     1,566
        Amortization of goodwill                                                               25                         8
        Increase (decrease) in cash due to changes in:
         Prepaid expenses and other assets                                                 (1,038)                     (758)
         Accrued interest receivable                                                         (103)                     (862)
         Accrued interest payable and other liabilities                                      (550)                      924
         Federal income taxes
            Current                                                                         2,431                     1,123
            Deferred                                                                         (167)                     (610)
                                                                                          -------                   -------

                  Net cash provided by operating activities                                 8,201                     7,137

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  Loan disbursements                                                                     (196,436)                 (235,739)
  Principal repayments on loans                                                           167,111                   160,530
  Principal repayments on mortgage-backed securities                                        7,650                     1,334
  Proceeds from sale of investment securities                                              32,418                     1,150
  Proceeds from maturity of investment securities                                           7,197                       330
  Proceeds from disposition of assets                                                       1,462                       533
  Purchase of investment securities designated as available for sale                      (47,447)                   (3,107)
  Purchase of investment securities designated as held to maturity                              -                    (4,947)
  Purchase of office premises and equipment                                                  (598)                     (726)
  (Increase) decrease in federal funds sold                                                (6,994)                    3,732
  Purchase of Federal Home Loan Bank stock                                                      -                      (566)
                                                                                          -------                   -------

                  Net cash used in investing activities                                   (35,637)                  (77,476)
                                                                                          -------                   -------

                  Net cash used in operating and investing activities
                     (balance carried forward)                                            (27,436)                  (70,339)
                                                                                          -------                   -------

                            Oak Hill Financial, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                             2001                      2000
                                                                                                                 (Restated)
        Net cash used in operating and investing activities
           (balance brought forward)                                                     $(27,436)               $  (70,339)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

  Proceeds (repayments) from securities sold under agreement to repurchase                  1,834                    (1,043)
  Net increase in deposit accounts                                                         14,536                    52,716
  Proceeds from Federal Home Loan Bank advances                                           582,750                 1,921,841
  Repayments of Federal Home Loan Bank advances                                          (568,391)               (1,909,475)
  Proceeds from notes payable                                                                 400                     2,100
   Repayments of notes payable                                                                  -                      (505)
  Proceeds from issuance of debt securities                                                     -                     5,000
  Dividends on common shares                                                               (1,686)                   (1,578)
  Purchase of treasury stock                                                               (1,030)                   (3,362)
   Proceeds from sale of treasury stock                                                       480                         -
  Proceeds from issuance of shares under stock option plan                                    213                       305
                                                                                          -------                 ---------
        Net cash provided by financing activities                                          29,106                    65,999
                                                                                          -------                 ---------

  Net increase (decrease) in cash and cash equivalents                                      1,670                    (4,340)

  Cash and cash equivalents at beginning of period                                         13,227                    14,678
                                                                                          -------                 ---------

  Cash and cash equivalents at end of period                                             $ 14,897                $   10,338
                                                                                          =======                 =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:
     Federal income taxes                                                                $  1,089                $    2,364
                                                                                          =======                 =========

     Interest on deposits and borrowings                                                 $ 24,734                $   20,590
                                                                                          =======                 =========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

  Unrealized gains on securities designated as available for sale,
     net of related tax effects                                                          $    686                $      308
                                                                                          =======                 =========

  Recognition of mortgage servicing rights in accordance with SFAS No. 140               $    445                $       57
                                                                                          =======                 =========

  Transfers from loans to real estate acquired through foreclosure                       $     86                $      663
                                                                                          =======                 =========


                            Oak Hill Financial, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the three and nine month periods ended September 30, 2001 and 2000

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

              On August 31, 2001, the Company combined with Innovative Financial Services Agency, Inc. ("IFS") in a transaction whereby IFS became a wholly-owned subsidiary of the Company. IFS was renamed Oak Hill Financial Insurance Agency, Inc. and conducts business as McNelly, Patrick and Associates ("MPA"). The transaction was initiated prior to July 1, 2001 and was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been restated to reflect the effects of the business combination as of January 1, 2000. Pursuant to the merger agreement, the Company issued 172,414 shares of common stock in exchange for the shares of MPA.

              The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2000. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

2.   Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Banks, Action Finance Company ("Action"), Oak Hill Capital Trust I, and MPA. All significant intercompany balances have been eliminated.

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

              At September 30, 2001, the Company had $279.1 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on the results of operations.

                  In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $145.1 million in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At September 30, 2001, the Company had $84.5 million of outstanding FHLB advances.

                            Oak Hill Financial, Inc.

     For the three and nine month periods ended September 30, 2001 and 2000


3.   Liquidity and Capital Resources (continued)

              At September 30, 2001, loan commitments, or loans committed but not closed, totaled $29.9 million. Additionally, the Company had unused lines of credit and letters of credit totaling $93.0 million and $933,000, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

4.   Earnings Per Share

              Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 5,233,713, 5,237,620, 5,342,018, and 5,434,570 for the three and nine months ended September 30, 2001 and 2000, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed to be outstanding for purposes of computing diluted earnings per share totaled 5,286,066, 5,280,365, 5,397,211, and 5,486,693 for the three and nine months ended September 30, 2001 and 2000, respectively.

              Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 52,353, 42,745, 55,193 and 52,123 for three and nine months ended September 30, 2001 and 2000, respectively. Options to purchase 420,875 and 437,875 shares of common stock, with a respective weighted-average exercise price of $17.11 and $17.12, were outstanding at September 30, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

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

              In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be

                            Oak Hill Financial, Inc.

     For the three and nine month periods ended September 30, 2001 and 2000

5.       Effects of Recent Accounting Pronouncements (continued)

     reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

                  An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

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

              If an impairment indicator arises before the completion of the transition testing, a full impairment test would be required as soon as possible. Any goodwill impairment resulting from this test should be reported as an impairment loss, not as a change in accounting principle. SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations, as the elimination of annual goodwill amortization will increase 2002 earnings by approximately $34,000.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 2001 and 2000

Discussion of Financial Condition Changes from December 31, 2000 to September 30, 2001

         The Company's total assets amounted to $732.0 million at September 30, 2001, an increase of $37.1 million, or 5.3%, over the $694.9 million total at December 31, 2000. The increase was funded primarily through growth in deposits of $14.5 million, an increase in FHLB advances of $14.4 million and an increase in stockholders' equity of $5.0 million.

         Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $9.6 million, or 12.9%, to a total of $84.4 million at September 30, 2001. Investment securities increased by $962,000, as purchases of $47.4 million exceeded maturities and repayments of $14.8 million and sales of $32.4 million, respectively. Federal funds sold increased by $7.0 million during the nine-month period ended September 30, 2001.

         Loans receivable totaled $626.8 million at September 30, 2001, an increase of $27.7 million, or 4.6%, over total loans at December 31, 2000. Loan disbursements totaled $243.7 million during the nine-month period ended September 30, 2001, which were partially offset by loan sales of $47.0 million and principal repayments of $167.1 million. Loan origination volume increased by $1.2 million and sales volume increased by $40.1 million during the nine-month period ended September 30, 2001, compared to the same period in 2000. The Company's loan growth for the period was comprised primarily of a $50.9 million, or 33.3%, increase in commercial and other loans, which was partially offset by a $16.5 million, or 4.3%, decrease in loans secured by real estate, a $5.7 million, or 8.1%, decrease in installment loans and a $103,000, or 6.4%, decrease in credit card loans. The Company's allowance for loan losses amounted to $8.0 million at September 30, 2001, an increase of $769,000, or 10.7%, over the total at December 31, 2000. The allowance for loan losses represented 1.25% and 1.19% of the total loan portfolio at September 30, 2001 and December 31, 2000, respectively. Net charge-offs totaled approximately $850,000 and $817,000 for the nine months ended September 30, 2001 and 2000, respectively. The Company's allowance represented 103.25% and 250.81% of nonperforming loans, which totaled $7.7 million and $2.9 million at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, nonperforming loans were comprised of $847,000 in installment loans, $4.3 million in commercial loans and $2.5 million of loans secured primarily by commercial real estate and one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized at September 30, 2001.

         Deposits totaled $576.9 million at September 30, 2001, an increase of $14.5 million, or 2.6%, over the $562.4 million total at December 31, 2000. The increase resulted primarily from management's continuing marketing efforts and competitive pricing with respect to mid-term certificate of deposit products throughout the Banks' branch network. The increase was offset by the effects of a sale of deposits at the Towne Bank subsidiary, wherein $10.7 million of deposits were sold to another financial insitution in September 2001. Proceeds from deposit growth were used primarily to fund loan originations and purchases of investment securities during the period.

         Advances from the FHLB totaled $84.5 million at September 30, 2001, an increase of $14.4 million, or 20.5%, over the December 31, 2000 total. Notes payable increased by $400,000, or 17.4%. Proceeds from advances and notes payable were primarily used to fund loan originations during the period.

         In March 2000, Oak Hill Capital Trust I (the "Trust"), a Delaware statutory business trust owned by the Company, issued $5.0 million of mandatorily redeemable debt securities. The debt securities issued by the trust are included in the Company's regulatory capital, specifically as a component of Tier I capital. The proceeds from the issuance of the subordinated debentures and common securities were used by the Trust to purchase from the Company $5.0 million of subordinated debentures maturing on March 8, 2030. The subordinated debentures are the sole asset of the Trust, and the Company owns all of the common securities of the Trust. Interest payments on the debt securities are to be made semi-annually at an annual fixed rate of interest of 10.875% and are reported as a component of interest expense on borrowings. The net proceeds received by the Company were used for general corporate purposes, including repurchasing the Company's stock, and providing general working capital.

         The Company's stockholders' equity amounted to $55.2 million at September 30, 2001, an increase of $5.0 million, or 9.9%, over the balance at December 31, 2000. The increase resulted primarily from net earnings of $6.3 million and an increase of $665,000 in the unrealized gains on securities available for sale, which were partially offset by $1.7 million in dividends

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 2001 and 2000

Discussion of Financial Condition Changes from December 31, 2000 to September 30, 2001 (continued)

declared on common stock and purchases of treasury shares totaling $1.0 million. The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2001, the Banks' regulatory capital exceeded all regulatory capital requirements.

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2001 and 2000

General

              Net earnings for the nine months ended September 30, 2001, totaled $6.3 million, a $1.2 million, or 24.5%, increase over the amount reported in the comparable 2000 period. The increase in earnings resulted primarily from a $2.4 million increase in net interest income and a $2.1 million increase in other income, which were partially offset by a $53,000 increase in the provision for losses on loans, a $2.7 million increase in general, administrative and other expense, and a $573,000 increase in the provision for federal income taxes.

Net Interest Income

              Total interest income for the nine months ended September 30, 2001, amounted to $45.0 million, an increase of $5.3 million, or 13.4%, over the $39.7 million reported in the comparable 2000 period. Interest income on loans totaled $41.4 million, an increase of $4.9 million, or 13.3%, over the comparable 2000 period. This increase resulted primarily from a $75.6 million, or 13.9%, increase in the weighted-average ("average") portfolio balance, from $543.6 million to $619.2 million for the nine months ended September 30, 2000 and 2001, respectively, which was partially offset by a 4 basis point decrease in the average yield, to 8.94% from 8.98% for the nine months ended September 30, 2000 and 2001, respectively. Interest income on investment securities and other interest-earning assets increased by $461,000, or 14.8%. The increase resulted primarily from a $15.0 million, or 23.8%, increase in the average portfolio balance, from $63.1 million to $78.1 million for the nine months ended September 30, 2000 and 2001, respectively, which was partially offset by a 48 basis point decrease in the average yield, to 6.13% from 6.61% for the nine months ended September 30, 2001 and 2000, respectively.

              Total interest expense amounted to $24.0 million for the nine months ended September 30, 2001, an increase of $2.9 million, or 13.8%, over the comparable 2000 period. Interest expense on deposits increased by $2.6 million, or 14.9%, to a total of $20.2 million for the nine months ended September 30, 2001. The increase resulted primarily from a $67.8 million, or 14.7%, increase in the average portfolio balance, from $461.4 million to $529.2 million for the nine months ended September 30, 2000 and 2001, respectively, coupled with a 2 basis point increase in the average cost of deposits from 5.09% to 5.11% for the nine months ended September 30, 2000 and 2001, respectively. Interest expense on borrowings increased by $291,000, or 8.4%, for the nine-month period ended September 30, 2001. This increase was due to a $13.9 million, or 19.7%, increase in average borrowings outstanding, from $70.9 million to $84.8 million for the nine months ended September 30, 2000 and 2001, respectively, which was partially offset by a 61 basis point decrease in the average cost of borrowings to 5.91% from 6.52% for the nine months ended September 30, 2001 and 2000, respectively.

              As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.4 million, or 12.9%, for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. The interest rate spread decreased by 5 basis points to 3.40% from 3.45% for the nine months ended September 30, 2001 and 2000, respectively. The net interest margin decreased by 7 basis points to 4.03% from 4.10% for the nine-months ended September 30, 2001 and 2000, respectively.

Provision for Losses on Loans

                  The provision for losses on loans represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for losses on loans amounted to $1.6 million for the nine months ended September 30, 2001, an increase of $53,000, or 3.4%, compared to the same period in 2000. The provision for losses on loans in the nine-month period ended September 30, 2001, generally

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 2001 and 2000

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2001 and 2000 (continued)

Provision for Losses on Loans (continued)

reflects the $27.7 million of growth in the loan portfolio during the period coupled with an increase in the level of nonperforming loans year to year. Net loan charge-offs amounted to $850,000 for the nine months ended September 30, 2001, as compared to $817,000 for the nine months ended September 30, 2000.

              Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 2001, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

              Other income totaled $5.6 million for the nine months ended September 30, 2001, an increase of $2.1 million, or 62.5%, over the amount reported in the comparable 2000 period. This increase resulted primarily from a $259,000, or 14.0%, increase in service fees, charges, and other operating income, an increase of $809,000 in gain on sale of loans, an $883,000 gain on the sale of the Towne Bank Amelia branch, a $149,000, or 9.9%, increase in insurance commissions, and a $42,000 gain on investment securities transactions. The increase in gain on sale of loans was due primarily to the $40.1 million increase in sales volume year-to-year. The gain on the sale of the branch was a result of a sale of loans, deposits and branch property to another financial institution, which was consummated in September 2001. The insurance commissions reflect the revenues recorded as a result of the MPA merger, which was accounted for as a pooling of interests. As such, the prior year statements have been restated to reflect the effects of the merger as if it had occurred effective January 1, 2000.

General, Administrative and Other Expense

              General, administrative and other expense totaled $15.5 million for the nine months ended September 30, 2001, an increase of $2.7 million, or 20.8%, over the amount reported in the comparable 2000 period. The increase resulted primarily from a $1.7 million, or 23.3%, increase in employee compensation and benefits, an increase of $93,000, or 6.4%, in occupancy and equipment, a $99,000, or 25.0%, increase in franchise taxes, a $30,000, or 40.0%, increase in federal deposit insurance premiums, and a $725,000, or 20.7%, increase in other operating expense.

              The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing, and normal merit increases, and an increase in benefit plan expense year to year. The increase in occupancy and equipment expense was due primarily to an $86,000, or 65.3%, increase in maintenance and utilities and a $28,000, or 9.7%, increase in rent expense, which was partially offset by an $18,000, or 3.0%, decrease in depreciation expense and a $4,000, or 3.8%, decrease in real estate taxes. The increase in other operating expense resulted primarily from a $58,000 increase in professional fees, a $31,000 increase in costs associated with ATM transaction charges and data processing, a $181,000 increase in computer and PC equipment expense, $228,000 of merger-related charges associated with the MPA merger, and incremental increases in various other operating expenses, which were partially offset by a $43,000 recovery of a credit card processing write-off.

Federal Income Taxes

              The provision for federal income taxes amounted to $3.1 million for the nine months ended September 30, 2001, an increase of $573,000, or 22.4%, over the amount recorded for the comparable 2000 period. The increase resulted primarily from a $1.8 million, or 23.8%, increase in earnings before taxes. The effective tax rates were 33.0% and 33.4% for the nine months ended September 30, 2001 and 2000, respectively.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 2001 and 2000

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2001 and 2000

General

              Net earnings for the three months ended September 30, 2001, totaled $2.6 million, a $1.1 million, or 68.1%, increase over the amount reported in the comparable 2000 period. The increase in earnings resulted primarily from a $1.1 million increase in net interest income, a $1.2 million increase in other income and a $161,000 decrease in the provision for losses on loans, which were partially offset by an $860,000 increase in general, administrative and other expense and a $513,000 increase in the provision for federal income taxes.

Net Interest Income

              Total interest income for the three months ended September 30, 2001, amounted to $14.8 million, an increase of $640,000, or 4.5%, over the comparable 2000 period. Interest income on loans totaled $13.6 million, an increase of $586,000, or 4.5%, over the comparable 2000 period. This increase resulted primarily from a $54.7 million, or 9.6%, increase in the average portfolio balance, from $571.8 million to $626.5 million for the three months ended September 30, 2000 and 2001, respectively, which was partially offset by a 44 basis point decrease in the average yield, to 8.63% from 9.07% for the three months ended September 30, 2000 and 2001, respectively. Interest income on investment securities and other interest-earning assets increased by $54,000, or 5.0%. The increase resulted primarily from a $13.4 million, or 20.9%, increase in the average portfolio balance, from $64.2 million to $77.6 million for the three months ended September 30, 2000 and 2001, respectively, which was partially offset by a 90 basis point decrease in the average yield, to 5.80% from 6.70% for the three months ended September 30, 2001 and 2000, respectively.

              Total interest expense amounted to $7.5 million for the three months ended September 30, 2001, a decrease of $436,000, or 5.5%, from the $7.9 million reported in the comparable 2000 period. Interest expense on deposits decreased by $339,000, or 5.2%, to a total of $6.2 million for the three months ended September 30, 2001. The decrease resulted primarily from a 73 basis point decrease in the average cost of deposits to 4.65% from 5.38% for the three months ended September 30, 2001 and 2000, respectively, which was partially offset by a $44.7 million increase in the average portfolio balance, from $480.2 million to $524.9 million for the three months ended September 30, 2000 and 2001, respectively. Interest expense on borrowings decreased by $97,000, or 6.9%, for the three-month period ended September 30, 2001. This decrease was due to a 112 basis point decrease in the average cost of borrowings to 5.67% from 6.79% for the three months ended September 30, 2001 and 2000, respectively, which was partially offset by a $9.2 million, or 11.2%, increase in average borrowings outstanding, from $81.9 million to $91.1 million for the three months ended September 30, 2000 and 2001, respectively.

              As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.1 million, or 17.3%, for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. The interest rate spread increased by 27 basis points from 3.24% to 3.51% for the three months ended September 30, 2000 and 2001, respectively. The net interest margin increased by 23 basis points from 3.89% to 4.12% for the three months ended September 30, 2000 and 2001, respectively.

Provision for Losses on Loans

                  The provision for losses on loans represents a charge to earnings to maintain the allowance at a level management believes is adequate to absorb losses in the loan portfolio. The Company's provision for losses on loans amounted to $547,000 for the three months ended September 30, 2001, a decrease of $161,000, or 22.7%, compared to the same period in 2000. Net loan charge-offs amounted to $424,000 for the three months ended September 30, 2001, as compared to $296,000 for the three months ended September 30, 2000.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 2001 and 2000

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2001 and 2000 (continued)

Provision for Losses on Loans (continued)

              Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 2001, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

              Other income totaled $2.4 million for the three months ended September 30, 2001, an increase of $1.2 million over the amount reported in the comparable 2000 period. This increase resulted primarily from an increase of $400,000 in gain on sale of loans, a $10,000 gain on investment securities transactions, and an $883,000 gain on the sale of the Towne Bank Amelia branch, which were partially offset by a $23,000, or 3.5%, decrease in service fees, charges and other operating income and a $75,000, or 14.0%, decrease in insurance commissions. The increase in gain on sale of loans was due primarily to an increase in loan sales volume year-to-year. The gain on sale of branch was a result of a sale of loans, deposits, and branch property to another financial institution, which was consummated in September 2001. The insurance commissions were recorded following the Company's merger with MPA, completed during the current quarter, and accounted for as a pooling of interests. The prior year statements have been restated to reflect the effects of the merger as if it had occurred effective January 1, 2000.

General, Administrative and Other Expense

              General, administrative and other expense totaled $5.2 million for the three months ended September 30, 2001, an increase of $860,000, or 19.6%, over the amount reported in the comparable 2000 period. The increase resulted primarily from a $245,000, or 9.3%, increase in employee compensation and benefits, an increase of $35,000, or 7.0%, in occupancy and equipment, a $41,000, or 32.0%, increase in franchise taxes, and a $538,000, or 48.8%, increase in other operating expense.

              The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing, and normal merit increases, and an increase in benefit plan expense year to year. The increase in occupancy and equipment expense was due primarily to a $41,000, or 26.6%, increase in maintenance and utilities, which was partially offset by a $15,000, or 6.8%, decrease in depreciation expense. The increase in other operating expense resulted primarily from a $153,000 increase in computer and PC equipment expense, $203,000 of merger-related charges associated with the MPA merger, and incremental increases in various other operating expenses.

Federal Income Taxes

              The provision for federal income taxes amounted to $1.3 million for the three months ended September 30, 2001, an increase of $513,000, or 66.2%, over the $775,000 recorded for the comparable 2000 period. The increase resulted primarily from a $1.6 million, or 67.5%, increase in earnings before taxes. The effective tax rates were 32.9% and 33.1% for the three months ended September 30, 2001 and 2000, respectively.


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

                  Not applicable

Item 3:           Defaults Upon Senior Securities

                  Not applicable

Item 4:           Submission of Matters to a Vote of Security Holders

                  None

Item 5:           Other Information

                  Branch Sale Agreement

                  In April 2001, the Company entered into an agreement to sell a branch location with approximately $10.7 million in deposits to another financial institution. The sale received the necessary regulatory approvals and closed on September 7, 2001.

                  Business Combination

                  On August 31, 2001, the Company acquired IFS a privately held insurance agency. IFS shareholders received 172,414 shares of unregistered Oak Hill Financial, Inc. common stock, which represents an exchange ratio of 689.656 shares of the Company's common stock for every one share of IFS stock, or a total acquisition price of approximately $2.7 million.


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

                            Oak Hill Financial, Inc.

Item 6:           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                           None

                  (b) Reports on Form 8-K

                           The Company has filed the following current reports on Form 8-K with the Securities and Exchange
                           Commission:

                           (a) Form 8-K, dated October 23, 2001, filed with the Securities and Exchange Commission on October 23, 2001.

                                   SIGNATURES

              Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 2, 2001                By: /s/ John D. Kidd
                                          -------------------------------------
                                          John D. Kidd
                                          President and Chief Executive Officer




Date: November 2, 2001                By: /s/ Ron J. Copher
                                          ------------------------------------
                                          Ron J. Copher
                                          Chief Financial Officer