Form 10-K
period 2001-12-31
OAK HILL FINANCIAL INC
filed 2002-04-01
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                            -------------------------

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

              Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ X ] No [ ]

              Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the sales price of the last trade of such stock was $63,283,968.00 on February 21, 2002.

              There were 5,276,508 shares of the registrant's common stock outstanding at February 21, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Part II and IV.

              Portions of the proxy statement dated February 21, 2002 for the Annual Meeting of Stockholders to be held April 9, 2002 are incorporated by reference in to Part III.

                                TABLE OF CONTENTS

                                                                                                            Page

                                     Part I

Item 1.       Business                                                                                        3

Item 2.       Properties                                                                                     16

Item 3.       Legal Proceedings                                                                              17

Item 4.       Submission of Matters to a Vote of Security Holders                                            17

                                     Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                          17

Item 6.       Selected Financial Data                                                                        19

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations          21

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                     28

Item 8.       Financial Statements and Supplementary Data                                                    28

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure           28

                                    Part III

Item 10.      Directors and Executive Officers of the Registrant                                             28

Item 11.      Executive Compensation                                                                         28

Item 12.      Security Ownership of Certain Beneficial Owners and Management                                 28

Item 13.      Certain Relationships and Related Transactions                                                 28

                                     Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               28

Signatures                                                                                                   31

                                     PART I

Item 1.  Business.

Oak Hill Financial, Inc.

         Oak Hill Financial, Inc., an Ohio corporation (the "Company") formed in 1981, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to regulation by the Federal Reserve Board. The Company engages indirectly in the business of commercial banking and other permissible activities closely related to banking and consumer finance lending through five wholly owned subsidiaries, Oak Hill Banks ("Oak Hill"), Towne Bank ("Towne"), (collectively, hereinafter the "Banks"), Action Finance Company ("Action"), McNelly, Patrick & Associates ("MPA") and Oak Hill Title Agency, LLC ("Oak Hill Title"). The Company provides management and similar services for its subsidiaries. Since it does not conduct any operating businesses itself, the Company must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information, see Note A of the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Stockholders, which is incorporated by reference in response to this item.

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

         The range of services provided by the Company's subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, other personal loan financing, group health insurance and other employee benefits, and title services for commercial and residential real estate transactions. Each of the subsidiaries operates under the direction of a Board of Directors and officers that are separate from the Company.

Lending Activities

         General. The Company generally makes loans in southern and central Ohio where its branches are located. The Company's principal lending activities are the origination of (i) conventional one-to-four family residential loans, and
(ii) commercial loans, most of which are secured by real estate located in the Company's primary market area. These loan categories accounted for approximately 89% of the Company's loan portfolio at December 31, 2001. The Company also makes consumer loans, including installment loans and second mortgages, and offers credit cards.

         Loan Portfolio Composition and Activity. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages for each of the last five years, along with a reconciliation to loans receivable, net of the allowance for loan losses.

                                                                       At December 31,
                                    2001                 2000                1999                 1998                1997
                                    ----                 ----                ----                 ----                ----
                               Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                               ------   -------    ------   -------    ------   -------    ------   -------    ------   -------
                                                                   (Dollars in thousands)
Type of loan:
   1-4 family residential
     loans                    $238,832    37.0%   $240,593    40.1%   $223,365    44.0%   $179,972    43.8%   $172,214    47.7%

   Commercial and other
     loans                     337,308    52.2     275,500    46.0     215,205    42.3     170,579    41.5     143,027    39.6

   Consumer loans               76,623    11.8      88,585    14.8      74,045    14.6      63,873    15.5      48,196    13.4

   Credit cards                  1,663     0.3       1,605     0.3       1,486     0.3       1,405     0.3       1,360     0.4
                               -------   -----     -------   -----     -------   -----     -------   -----     -------   -----

Total loans                    654,426   101.3     606,283   101.2     514,101   101.2     415,829   101.1     364,797   101.1

Less:
   Allowance for loan
     losses                     (8,345)   (1.3)     (7,197)   (1.2)     (6,132)   (1.2)     (4,583)   (1.1)     (4,000)   (1.1)
                               -------   -----     -------   -----     -------   -----     -------   -----     -------   -----

Total loans receivable,
  net                         $646,081   100.0%   $599,086   100.0%   $507,969   100.0%   $411,246   100.0%   $360,797   100.0%
                               =======   =====     =======   =====     =======   =====     =======   =====     =======   =====

         The following is maturity information with respect to commercial loans at December 31, 2001.

                                 After one year              After five years
 Less than one year            through five years           through ten years             After ten years
 ------------------            ------------------           -----------------             ---------------
            Weighted                     Weighted                     Weighted                     Weighted
            Average                      Average                      Average                      Average
  Amount     Yield              Amount    Yield              Amount    Yield              Amount    Yield              Total
  ------     -----              ------    -----              ------    -----              ------    -----              -----
                                                          (Dollars in thousands)
$ 95,601      6.42%            $ 55,598    6.99%            $ 45,858    7.48%            $140,251    8.18%            $337,308
 =======      ====              =======    ====              =======    ====              =======    ====              =======

         Loans Secured by One- to Four-Family Real Estate. A significant portion of the Company's lending activity is the origination of permanent conventional loans secured by one-to-four-family residences located within the Company's primary market area. The Company typically makes adjustable rate mortgage loans and holds the loans in portfolio. More than 43% of the Company's portfolio of permanent conventional mortgage loans secured by one-to-four family residences are adjustable rate. The Company also underwrites fixed rate, residential mortgage loans, and may sell those loans in the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC") or to the Federal National Mortgage Association ("FNMA") or on a servicing-released basis to another financial institution.

         The Company makes fixed rate loans on one- to four-family residences up to 97% of the value of the real estate and improvements (the "loan-to-value" or "LTV") substantially all of which are sold in the secondary market. Residential real estate loans are offered by the Company for terms of up to 30 years. The Company requires private mortgage insurance for the amount of such loans in excess of 80% of the value of the real estate securing such loans.

         The aggregate amount of the Company's one-to-four family residential real estate loans totaled approximately $238.8 million at December 31, 2001, and represented 37.0% of loans at such date. At such date, loans secured by residential real estate with outstanding balances of approximately $426,000, or 0.2%, of its total one-to-four family residential real estate loan balance, were more than 90 days delinquent or nonaccruing.

         Commercial Loans. The Company is also active in commercial lending, primarily to smaller businesses in the Company's primary market area. These loans are typically secured by commercial real estate and priced in relation to the prime rate. Such loans generally have terms of up to 25 years and loan-to-value ratios of up to 80%. To a much lesser degree, the Company will also make unsecured commercial loans, which are also typically priced at spreads to prime and have maturities of up to one year.

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

         The aggregate amount of the Company's commercial loans without real estate as primary or secondary collateral totaled approximately $119.7 million at December 31, 2001, and represented 35.5% of commercial loans at that date. At such date, commercial loans that were more than 90 days delinquent or nonaccruing totaled approximately $506,000, or 0.4% of its commercial loan portfolio. The aggregate amount of the Company's commercial loans with real estate as primary or secondary collateral was approximately $217.6 million at December 31, 2001, and at such date, approximately $3.3 million in outstanding balances, or 1.5% of such loans, were more than 90 days delinquent or nonaccruing.

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

         At December 31, 2001, the Company had approximately $78.3 million in its consumer loan and credit card portfolio, which was 12.1% of the Company's total loans. Approximately $984,000 of these loans were over 90 days delinquent or nonaccruing on that date, which represented 1.3% of the portfolio.

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

         Branch managers have the authority to approve loans up to $120,000 that meet the underwriting criteria set by management, and area managers have authority for amounts up to $350,000. Any loan greater than $350,000 must be approved by senior management.

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

         When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been reached, the Banks will contact an attorney and request that the required 30-day prior notice of foreclosure or repossession proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. Historically, this procedure has aided in achieving a low level of nonperforming loans and, as of December 31, 2001, only $5.2 million or 0.80% of the Company's total loan portfolio was over 90 days delinquent or nonaccruing. As of December 31, 2001, the Company's level of nonperforming assets to total assets was 0.87%.

       If a credit card account becomes 10 days delinquent, a notice is sent to the account holder demanding that the payment be made to bring the account current. Another notice is sent to the cardholder if the account becomes 20 days delinquent. If payment is not received within 30 days, authorization requests are denied, a message about the delinquency appears on the cardholder's account statement, and a follow-up telephone call is made. These telephone collection efforts and account statement messages continue until the account is deemed uncollectible. Legal action is considered during this time. As of December 31, 2001, approximately $13,000 in outstanding balances, or 0.8% of credit card loans were nonperforming.

       On December 31, 2001, the Company held $1.6 million in real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such real estate is classified as "other real estate owned" until it is sold and is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling expenses. Any subsequent write-down is charged to expense. Generally, unless the property is a one-to-four family residential dwelling and well-collateralized, interest accrual ceases in 90 days, but no later than the date of acquisition. From that date, all costs incurred in maintaining the property are expensed. "Other real estate owned" is appraised during the foreclosure process, prior to the time of acquisition, and losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

         At December 31, 2001, the Company had no impaired loans, as defined under SFAS No. 114. At December 31, 2000, the Company had investment in impaired loans, as defined under SFAS No. 114, totaling approximately $695,000. The Company maintained an allowance for credit losses related to such impaired loans of $460,000 at December 31, 2000.

         The following is a summary of the Company's loan loss experience and selected ratios for the periods presented.

                                                                            Year Ended December 31,
                                                       2001            2000          1999             1998         1997
                                                       ----            ----          ----             ----         ----
                                                                            (Dollars in thousands)
Allowance for loan losses
     (beginning of period)..................       $  7,197        $  6,132      $  4,583         $  4,000     $  3,169

Loans charged off:
     1-4 family residential real estate......           172             219            80              139           22
     Multi-family and commercial real estate             50              37             9               -             -
     Commercial and industrial loans......              239               2           186              180           68
     Consumer loans........................           1,365           1,155           840              510          402
                                                    -------         -------       -------          -------      -------
          Total loans charged off............         1,826           1,413         1,115              829          492
                                                    -------         -------       -------          -------      -------

Recoveries of loans previously charged off:
     1-4 family residential real estate......            20              20            21                1           45
     Multi-family and commercial real  estate            28               3             -               -             -
     Commercial and industrial loans......                8               1             6               15            5
     Consumer loans........................             327             191           205              130          102
                                                    -------         -------       -------          -------      -------
          Total recoveries....................          383             215           232              146          152
                                                    -------         -------       -------          -------      -------

Net loans charged off.....................            1,443           1,198           883              683          340
Provision for losses on loans..................       2,591           2,263         2,432            1,266        1,171
                                                    -------         -------       -------          -------      -------
Allowance for loan losses
     (end of period)...........................    $  8,345        $  7,197      $  6,132         $  4,583     $  4,000
                                                    =======         =======       =======          =======      =======

Loans outstanding:
     Average, net..............................    $623,486        $557,038      $449,873         $387,057     $322,807
     End of period...........................      $654,426        $606,283      $514,101         $415,829     $364,797
Ratio of allowance for loan losses to
   loans outstanding at end of period......            1.28%           1.19%         1.19%            1.10%        1.10%
Ratio of net charge-offs to average
   loans outstanding........................           0.23%           0.22%         0.20%            0.18%        0.11%


         At December 31, 2001, 2000 and 1999, the Company had nonperforming loans totaling $5.2 million, $2.9 million, and $3.2 million, respectively. Interest income that would have been recognized if such loans had performed in accordance with contractual terms totaled approximately $416,000, $262,000, and $287,000, for the years ended December 31, 2001, 2000 and 1999, respectively. There was no interest income recognized on such loans during any of the periods.

         Allowance for Loan Losses. The amount of the allowance for loan losses is based on management's analysis of risks inherent in the various segments of the loan portfolio, management's assessment of known or potential problem credits which have come to management's attention during the ongoing analysis of credit quality, historical loss experience, current economic conditions and other factors. If actual circumstances and losses differ substantially from management's assumptions and estimates, such allowance for loan losses may not be sufficient to absorb all future losses, and net earnings could be adversely affected. Loan loss estimates are reviewed periodically, and adjustments, if any, are reported in earnings in the period in which they become known. In addition, the Company maintains a portion of the allowance to cover potential losses inherent in the portfolio that have not been specifically identified.

       Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2001, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the southern and central Ohio economy and employment levels could result in the Company experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

       The following table summarizes nonperforming assets by category.

                                                                                Year Ended December 31,
                                                            2001          2000            1999          1998          1997
                                                            ----          ----            ----          ----          ----
                                                                                 (Dollars in thousands)
Real estate:
     Nonaccrual...................................      $    386       $    436        $  1,092      $   371       $    606
     Past due 90 days or more (1).................            40            158             411          843            608
Commercial and industrial loans:
     Nonaccrual...................................         2,813            205             444          251            143
     Past due 90 days or more (1).................           993          1,487             744          596             82
Consumer and other:
     Nonaccrual...................................           492            422             320           65            147
     Past due 90 days or more (1).................           492            161             176          295            135
                                                         -------        -------         -------      -------        -------

          Total nonperforming loans...............         5,216          2,869           3,187        2,421          1,721

Other real estate owned...........................         1,587            232             169           18            -
                                                         -------        -------         -------      -------        -------

          Total nonperforming assets..............      $  6,803       $  3,101        $  3,356     $  2,439       $  1,721
                                                         =======        =======         =======      =======        =======


Loans outstanding.................................      $654,426       $606,283        $514,101     $415,829       $364,797
Allowance for loan losses to
     total loans..................................          1.28%          1.19%           1.19%        1.10%          1.10%
Nonperforming loans to total loans................          0.80           0.47            0.62         0.58           0.47
Nonperforming assets to total assets..............          0.87           0.45            0.56         0.43           0.36
Allowance for loan losses to
     nonperforming loans..........................         160.0%         250.9%          192.4%       189.3%         232.4%

(1) Represents accruing loans 90 days or more delinquent that are considered by management to be well secured and in the process of collection.



        As of December 31, 2001, the Company had no loans that were included in the nonaccrual, past due 90 days or more or restructured categories, where the borrowers were experiencing potential credit problems that raised doubts as to the ability of those borrowers to comply with the present loan repayment terms.

        Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated:

                                                                        At December 31,
                                      2001                2000                1999                1998                1997
                                      ----                ----                ----                ----                ----
                                         Percent             Percent             Percent             Percent             Percent
                                        of loans            of loans            of loans            of loans            of loans
                                         in each             in each             in each             in each             in each
                                        category            category            category            category            category
                                        to total            to total            to total            to total            to total
                               Amount   loans(1)   Amount   loans(1)  Amount    loans(1)   Amount   loans(1)   Amount   loans(1)
                                                                     (Dollars in thousands)
Balance at end of period
   applicable to:
1-4 family residential real
  estate.....................  $2,849     36.5%    $2,506     39.7%   $2,278      43.4%    $1,644     43.3%    $1,436     47.2%
Commercial and other loans...   1,715     51.5      1,508     45.4     1,280      41.9      1,048     41.0        809     39.2
Consumer loans...............   2,164     11.7      1,903     14.6     1,263      14.4        906     15.4        721     13.2
Credit cards.................      60      0.3         53      0.3        59       0.3         56      0.3         54      0.4
Unallocated..................   1,557       -       1,227       -      1,252        -         929       -         980       -
                                -----    -----      -----    -----     -----     -----      -----    -----      -----    -----

          Total                $8,345    100.0%    $7,197    100.0%   $6,132     100.0%    $4,583    100.0%    $4,000    100.0%
                                =====    =====      =====    =====     =====     =====      =====    =====      =====    =====

(1)  Percentages are based upon loans gross of the allowance for loan losses.


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

                                                                                 At December 31,
                                                                                 ---------------
                                                                     2001              2000             1999
                                                                     ----              ----             ----
                                                                              (Dollars in thousands)
Held-to-maturity:
     Trust preferred securities...............................      $ 3,407          $ 4,947           $     -

Available-for-sale:

     U.S. Government and agency obligations...................       57,411           49,277            49,936

     State and local government obligations...................       18,003            7,046             3,402

     Other securities.........................................          160              157               147
                                                                     ------           ------            ------

          Total investment securities available-for-sale......       75,574           56,480            53,485
                                                                     ------           ------            ------


          Total investment securities.........................      $78,981          $61,427           $53,485
                                                                     ======           ======            ======


         The following table reflects the maturities of the Company's investment securities at December 31, 2001.


                                      Due in           Due after one year     Due after five years
                                 one year or less      through five years       through ten years     Due after ten years
                                 ----------------      ------------------      -----------------       ------------------
                                 Amount     Rate        Amount     Rate        Amount      Rate         Amount     Rate        Total
                                 ------     ----        ------     ----        ------      ----         ------     ----        -----
Held-to-maturity:

   Trust preferred securities..    $  -       -            $ -       -         $    -         -        $ 3,407      9.14%    $ 3,407

Available-for-sale:

   U.S. Government and
     agency obligations........     514     6.38%          513     4.88%       12,850       6.53%       43,534      7.12%     57,411

   Municipal obligations......      132     5.00%          230     6.09%        1,528       5.61%       16,113      5.14%     18,003

   Other securities.............      -       -              -       -              -         -            160      1.20%        160
                                    ---     ----           ---     ----        ------       ----        ------      ----      ------

Total available-for-sale......      646     6.09%          743     5.25%       14,378       6.44%       59,807      6.57%     75,574
                                    ---     ----           ---     ----        ------       ----        ------      ----      ------

Total investment securities..      $646     6.09%         $743     5.25%      $14,378       6.44%      $63,214      6.71%    $78,981
                                    ===     ====           ===     ====        ======       ====        ======      ====      ======


Source of Funds

       Deposit Accounts. Savings deposits are a major source of the Company's funds. The Company offers a number of alternatives for depositors designed to attract both commercial and regular consumer checking and savings including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from 3 to 60 months. The Company has also utilized brokered deposits as a supplement to its local deposits when such funds are attractively priced in relation to the local market.

       The distribution of the Company's deposit accounts by type and rate is set forth in the following table.

                                                                              At December 31,
                                                                               ---------------
                                                            2001                    2000                    1999
                                                            ----                    ----                    ----
                                                      Amount    Percent       Amount    Percent       Amount    Percent
                                                      ------    -------       ------    -------       ------    -------
                                                                             (Dollars in thousands)
          Demand deposit accounts.............       $ 60,840    10.0%      $ 45,762       8.1%     $ 42,574       8.7%

          Savings accounts....................        39,324     6.4         40,451       7.2        45,901       9.4

          NOW accounts........................         44,711     7.3         33,996       6.0        31,824       6.5

          Money market deposit accounts.......          9,176     1.5         11,041       2.0        13,039       2.7

          Premium investment accounts.........         60,652     9.9         47,339       8.5        30,037       6.1

          Select investment accounts..........         13,008     2.1         14,609       2.6        12,728       2.6
                                                      -------   -----        -------     -----       -------     -----

          Total transaction accounts..........        227,711    37.2        193,198      34.4       176,103      36.0


          Certificates of deposit:

               2.00 - 4.99%...................        252,864    41.3         11,838       2.1        86,208      17.7
               5.00 - 6.99%...................        130,574    21.3        353,726      62.9       225,869      46.2
               7.00 - 8.00%...................          1,055     0.2          3,652       0.6           563       0.1
                                                      -------   -----        -------     -----       -------     -----

          Total certificates of deposit.......        384,493    62.8        369,216      65.6       312,640      64.0
                                                      -------   -----        -------     -----       -------     -----

          Total deposits......................       $612,204   100.0%      $562,414     100.0%     $488,743     100.0%
                                                      =======   =====        =======     =====       =======     =====

       The following table presents various interest rate categories and certain information concerning maturities of the Company's certificates of deposit at December 31, 2001.

                                                                                   One to            Over
                                                                 Within             three            three
              Certificates of Deposit Accounts                  one year            years            years            Total
              --------------------------------                  --------            -----            -----            -----
                                                                                        (In thousands)
4.00% and less......................................             $ 52,956        $ 23,659           $     6         $ 76,621

4.01% to 5.00%......................................              123,336          48,505             6,858          178,699

5.01% to 6.00%......................................               52,600          19,082             3,503           75,185

6.01% to 7.00%......................................               51,286             859             1,212           53,357

7.01% to 8.00%......................................                  581              50                 -              631
                                                                  -------          ------            ------          -------

Total...............................................             $280,759         $92,155           $11,579         $384,493
                                                                  =======          ======            ======          =======

       The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater, by time remaining until maturity, as of December 31, 2001.

                           Maturity Period                    Amount
                           ---------------                    ------
                                                          (In thousands)

              Three months or less                          $ 30,634

              Over three months through six months            17,283

              Over six through 12 months                      38,415

              Over 12 months                                  34,668
                                                             -------

                   Total                                    $121,000
                                                             =======

       Borrowings. In addition to deposits and repayment of loan principal, the Company obtains funds necessary for its lending activities and other general business purposes through loans (advances) from the Federal Home Loan Bank ("FHLB") of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and the total of outstanding advances. The Company typically utilizes FHLB advances to fund loans and to meet short-term liquidity needs. As of December 31, 2001, the Banks had outstanding FHLB advances totaling $93.9 million. See Note F to the consolidated financial statements for additional information regarding FHLB advances. The Company also has arrangements to borrow funds from commercial banks.

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

       The following table sets forth the maximum amount of the Company's FHLB advances and other borrowings outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances and other borrowings for such periods:

                                                                             Year ended December 31,
                                                                             -----------------------
                                                                         2001           2000          1999
                                                                         ----           ----          ----
                                                                              (Dollars in thousands)
        Maximum amount outstanding:
             FHLB advances                                             $ 93,942         $86,319      $71,147
             Junior subordinated debentures                               5,000           5,000            -
             Other borrowings                                             5,918           2,443        1,172
                                                                        -------          ------       ------
                                                                       $104,860         $93,762      $72,319
                                                                        =======          ======       ======
             Average amount of FHLB advances and other borrowings
                  outstanding                                          $ 87,151         $72,029      $54,192
                                                                        =======          ======       ======

             Weighted-average interest rate of total borrowings            5.81%           6.73%        6.14%

       The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.


                                                                                   December 31,
                                                                                   ------------
                                                                           2001         2000          1999
                                                                           ----         ----          ----
                                                                                  (In thousands)
       FHLB advances                                                   $  93,942      $70,152       $59,680

       Junior subordinated debentures                                      5,000        5,000             -

       Other borrowings                                                    5,918        2,443         1,172
                                                                        --------       ------        ------

            Total borrowings                                           $104,860       $77,595       $60,852
                                                                        =======        ======        ======


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

         In recognition of the foregoing factors, the Board of Directors of each of the Banks and Action have implemented an asset and liability management strategy directed toward improving each entity's interest rate sensitivity. The principal common elements of such strategies include (1) meeting the consumer preference for fixed-rate loans by selling such loans in the secondary market,
(2) originating adjustable-rate mortgage loans ("ARMs") as demand increases coincident with an overall rise in interest rates in the economy, (3) maintaining higher levels of liquid assets, such as cash, short-term interest-earning deposits and short-term investment securities as a hedge against rising interest rates in a lower interest rate environment, and (4) utilizing FHLB advances and longer term certificates of deposit as funding sources when available.

         The following table contains information regarding the amounts of various categories of assets and liabilities contractually repricing within the periods indicated without consideration of loan prepayment assumptions or deposit decaying assumptions:

December 31, 2001
                                                                                Year Ending December 31,
                                                                                                            2006 and
                                                            2002         2003        2004         2005        after       Total
                                                            ----         ----        ----         ----        -----       -----
Interest-earning assets:
     Federal funds sold                                 $  11,651   $       -     $       -   $      -     $      -     $ 11,651
     Interest-bearing deposits                                278           -             -          -            -          278
     Investment securities                                    646         230           513          -       77,592       78,981
     Loans receivable                                     159,711      64,628        43,538     29,013      349,191      646,081
     Other interest-earnings assets                             -           -             -          -        5,356        5,356
                                                          -------    --------      --------    -------      -------      -------
          Total                                           172,286      64,858        44,051     29,013      432,139      742,347

Interest-bearing liabilities:
    Deposits                                              507,724      72,206        19,949      7,670        4,655      612,204
    Borrowings                                             21,988      10,700         1,485      4,006       66,681      104,860
                                                          -------    --------      --------    -------      -------      -------
          Total                                           529,712      82,906        21,434     11,676       71,336      717,064
                                                          -------    --------      --------    -------      -------      -------

Excess (deficiency) of interest rate sensitive assets
   over interest sensitive liabilities                  $(357,426)  $ (18,048)    $  22,617   $  17,337    $360,803     $ 25,283
                                                         ========    ========      ========    ========     =======      =======

Cumulative excess (deficiency) of interest sensitive
   assets assets over interest sensitive liabilities    $(357,426)  $(375,474)    $(352,857)  $(335,520)   $ 25,283     $ 25,283
                                                         ========    ========      ========    ========     =======      =======

Cumulative interest rate sensitivity gap to total
   assets                                                  (45.92)%    (48.24)%      (45.34)%    (43.11)%      3.25%       3.25%
                                                           ======      ======        ======      ======        ====        ====


December 31, 2000
                                                                                Year Ending December 31,
                                                                                                           2005 and
                                                           2001         2002          2003        2004        after       Total
                                                           ----         ----          ----        ----        -----       -----
Interest-earning assets:
     Federal funds sold                                 $      77   $       -     $       -   $      -     $      -     $     77
     Interest-bearing deposits                                365           -             -          -            -          365
     Investment securities                                  5,131       2,914         1,374        901       51,107       61,427
     Loans receivable                                     129,827      57,740        47,971     26,634      336,914      599,086
     Other interest-earnings assets                             -           -             -          -        4,981        4,981
                                                          -------    --------      --------    -------      -------      -------
          Total                                           135,400      60,654        49,345     27,535      393,002      665,936

Interest-bearing liabilities:
    Deposits                                              358,489      94,827        59,717     13,885       35,496      562,414
    Borrowings                                             46,657       4,026         6,642      1,543       18,727       77,595
                                                          -------    --------      --------    -------      -------      -------
          Total                                           405,146      98,853        66,359     15,428       54,223      640,009
                                                          -------    --------      --------    -------      -------      -------

Excess (deficiency) of interest rate sensitive assets
   over interest sensitive liabilities                  $(269,746)  $ (38,199)    $ (17,014)  $  12,107    $338,779     $ 25,927
                                                         ========    ========      ========    ========     =======      =======

Cumulative excess (deficiency) of interest sensitive
   assets assets over interest sensitive liabilities    $(269,746)  $(307,945)    $(324,959)  $(312,852)   $ 25,927     $ 25,927
                                                         ========    ========      ========    ========     =======      =======

Cumulative interest rate sensitivity gap to total
   assets                                                  (38.82)%    (44.31)%      (46.76)%    (45.02)%      3.73%       3.73%
                                                           ======      ======        ======      ======        ====        ====

Personnel

       At December 31, 2001, the Company and its subsidiaries employed 257 persons on a full-time basis and 22 persons on a part-time basis.

Executive Offices

       The Company's executive office is located at 14621 State Route 93, Jackson, Ohio 45640 and its telephone number is (740) 286-3283.

Subsidiaries

       The Company owns all of the outstanding stock of Oak Hill Banks, an Ohio state-chartered bank, which was founded in 1902. The Company owns all of the outstanding stock of Action Finance Company, a consumer finance company that was formed in 1998. The Company owns all of the outstanding stock of Towne Bank, an Ohio state-chartered bank. The Company owns all of the outstanding stock of Oak Hill Capital Trust I, a Delaware statutory trust that was formed in 2000. The Company owns all of the outstanding stock of Oak Hill Insurance Agency, Inc., which conducts business as McNelly, Patrick & Associates, a group health insurance and employee benefits agency acquired in August 2001. In addition, the Company has a 49% ownership interest in Oak Hill Title Agency, LLC, a limited liability company that was formed in 2001 and commenced operations in January 2002 to provide title services for commercial and residential real estate transactions.

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

       The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act"), which requires a bank holding company to register under the Act and to be subject to supervision and examination by the Board of Governors of the Federal Reserve System. A bank holding company is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Act requires prior approval by the Board of Governors of the acquisition by a bank holding company, or any subsidiary thereof, of 5% or more of the voting stock or substantially all the assets of any bank within the United States.

       A bank holding company located in the State of Ohio is not permitted to acquire a bank or other financial institution located in another state unless such acquisition is specifically authorized by the statutes of such state. The Act further provides that the Board of Governors shall not approve any such acquisition that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be to substantially lessen competition or to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

       The Act also prohibits a bank holding company, with certain exceptions, from acquiring 5% or more of the voting stock of any company that is not a bank and from engaging in any business other than banking or performing services for its banking subsidiary without the approval of the Board of Governors. In addition, the acquisition of a thrift institution must be approved by the Office of Thrift Supervision pursuant to the savings and loan holding company provisions of the Home Owners' Loan Act of 1933. On March 13, 2000, the Financial Services Act of 1999, also known as the Gramm-Leach-Bliley Act, became effective. This legislation repealed certain cross-industry affiliation prohibitions and made certain other changes to the Act. It authorized a new form of holding company, a financial holding company, which with certain exceptions is authorized to undertake activities which are "financial in nature" and which include banking, insurance and securities activities. Generally, the scope of activities permitted to a financial holding company are broader than those previously permitted to a bank holding company. A bank holding company may elect to become a financial holding company. The Company made this election and was notified on July 11, 2001 by the Federal Reserve Bank that its election had been approved. Under the Act, as amended by the Gramm-Leach-Bliley Act, the Company is permitted to engage in certain activities, including mortgage banking, operating small loan companies, factoring, furnishing certain data processing operations, holding or operating properties used by banking subsidiaries or acquired for such future use, providing certain investment and financial advice, leasing (subject to certain conditions) real or personal property, providing management consulting advice to certain depository institutions, providing securities brokerage services, arranging commercial real estate equity financing, underwriting and dealing in government obligations and money market instruments, providing consumer financial counseling, operating a collection agency, owning and operating a savings association, operating a credit bureau and conducting certain real estate investment activities and acting as insurance agent for certain types of insurance. Certain other activities, including real estate brokerage and syndication, land development, and property management not related to credit transactions, are not permissible.

       The Act and the regulations of the Board of Governors prohibit a financial holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

         The Act also imposes certain restrictions upon dealing by affiliated banks with the holding company and among themselves including restrictions on interbank borrowing and upon dealings in respect to the securities or obligations of the holding company or other affiliates.

       On October 26, 2001 President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). Enacted in response to the September 11, 2001 terrorist attacks, the Patriot Act is intended to strengthen the ability of various agencies of the United States to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

o Due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

o    Standards for verifying customer identification at account opening;

o Rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

o    Reports by  non-financial  trades  and  business  filed  with the  Treasury
     Department's   Financial  Crimes   Enforcement   Network  for  transactions
     exceeding $10,000 and;

o Filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

       The Company is not able to predict the impact of such laws on its financial condition or results of operations at this time.

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

       Control by Management; Anti-Takeover Provisions. Evan E. Davis, John D. Kidd and D. Bruce Knox (the "Principal Stockholders") beneficially own in the aggregate approximately 33.9% of the outstanding shares of Common Stock of the Company. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company. For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes. Assuming that the Principal Stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Ohio requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company's articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire ownership or control of the Company, and the Principal Stockholders would be able to defeat any acquisition proposal that requires approval of the Company's stockholders, if the Principal Stockholders chose to do so. In addition, the Principal Stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company. The Company has 3,000,000 shares of authorized but unissued preferred stock, par value $ .01 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company. In December 1997, the Board of Directors of the Company approved and adopted a stockholder rights plan that contemplates the issuance of rights to purchase preferred stock of the Company to the Company's common stockholders of record as of February 17, 1998, as set forth in the Rights Agreement entered into between the Company and Fifth Third Bank on January 23, 1998. On December 26, 2000, the Company amended the Rights Agreement to appoint Registrar and Transfer Company as successor Rights Agent under the Rights Agreement due to the resignation of Fifth Third Bank as Rights Agent. The Board of Directors of the Company approved the appointment of Registrar and Transfer Company pursuant to a resolution dated November 14, 2000. John D. Kidd and Evan E. Davis also have entered into a Buy-Sell Agreement dated April 11, 2001 (the "Agreement"), whereby in the event of either one's death, the survivor shall have the right to purchase some or all of the shares of the Company held by the deceased's estate. In connection with the Agreement, Mr. Kidd and Mr. Davis each have executed a Limited Power of Attorney giving the other sole right, power and authority to vote all of the shares of the Company that he holds in the event of his incapacity.

         Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price. The Common Stock is traded on the Nasdaq National Market under the symbol "OAKF." During the 12 months ending March 8, 2002, the average weekly trading volume in the Common Stock has been less than 15,000 shares per week. There can be no assurance given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current shareholders. The Principal Shareholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act. The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

         Dependence on Management. The Company's success depends to a great extent on its senior management, including its Chairman, Evan E. Davis; President, John D. Kidd; Executive Vice President, Richard P. LeGrand; Executive Vice President and Chief Operating Officer, David G. Ratz; and Secretary, H. Tim Bichsel; Vice President, Ralph E. Coffman, Jr.; Treasurer and Chief Financial

Officer, Ronald J. Copher; and Chief Information Officer, D. Bruce Knox. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management. The Company does not own or currently plan to acquire "key man" life insurance on the lives of any of its key employees.

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

         Holding Company Structure; Government Regulations and Policies. The Company is a financial holding company, which is substantially dependent on the profitability of its subsidiaries and the upstream payment of dividends from the Banks to the Company. Under state and federal banking law, the payment of dividends by the Company and the Banks are subject to capital adequacy requirements. The inability of the Banks to generate profits and pay such dividends to the Company, or regulator restrictions on the payment of such dividends to the Company even if earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company's ability to pay dividends to the shareholders.


Item 2.  Properties.

         The registrant and its subsidiaries operate from 24 full-service banking offices, six full-service consumer finance offices, and two loan production offices in Ohio. In addition, the Company operates two executive offices in Jackson, Ohio and executive offices and an operations center in Blue Ash, Ohio. The offices are located in the following counties:

                                                                  Subsidiaries
                                       Oak Hill     Oak Hill    Action     Towne     McNelly     Oak Hill
                County                 Financial     Banks      Finance    Bank      Patrick      Title
                ------                 ---------     -----      -------    ----      -------      -----
                Adams                      -           -           1         -          -           -
                Athens                     -           1           -         -          -           -
                Butler                     -           -           -         2          -           -
                Franklin                   -           1           -         -          -           -
                Gallia                     -           1           1         -          -           -
                Hamilton(1)                -           -           -         5          -           -
                Hocking                    -           1           -         -          -           -
                Jackson(2)                 1           6           2         -          1           -
                Lawrence                   -           1           -         -          -           -
                Pickaway                   -           1           1         -          -           -
                Ross                       -           3           -         -          -           -
                Scioto                     -           3           1         -          -           1
                Vinton                     -           1           -         -          -           -
                Warren                     -           -           -         2          -           -

               (1)  Includes  executive  offices and operations  center of Towne
                    Bank.

               (2) Includes executive offices of Oak Hill Financial and Oak Hill Banks.

         The following table indicates which properties the Company leases, the term of the lease, and end of lease options. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the Company or its subsidiaries.

                                             Beginning                       End of Lease Five Year Renewal Options
Property                                and Length of Term              One                    Two                 Three
--------                                ------------------              ---                    ---                 -----
Chillicothe                              11/1/98     5 years             X
Chillicothe K-Mart                       6/28/94     5 years                                    X
West Portsmouth                          2/18/97     8 years                                                         X
Jackson Walmart                          10/28/98    5 years                                    X
Oak Hill Banks
   Administrative Offices                10/1/98     5 years             X
Action Finance Jackson                   1/14/98     5 years                                    X
Action Finance Wellston                  1/3/98      5 years                                    X
Action Finance West Union                10/1/99     5 years             X
Action Finance Portsmouth                11/1/99     5 years             X
Action Finance Circleville               11/1/00     5 years             X
Action Finance Gallipolis                2/1/01      3 years             One - three year renewal option
Columbus loan production                 6/1/99      1 month             Renewable on a monthly basis
Lancaster loan production                12/1/99     3 years             Renegotiable at the end of the lease
Logan                                    12/1/99     1 year              Two - one year renewal options
Delhi                                    3/1/00      7 years             Two - five year renewal options
Middletown                               8/19/99     10 years            Two - five year renewal options
Towne Bank operations                    9/24/99     3 years             Two - three year renewal options
Oak Hill Title Agency, LLC               10/1/01     5 years             No renewal options

Item 3.  Legal Proceedings.

         Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to the shareholders during the fourth quarter of 2001.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters.

SHAREHOLDER INFORMATION

         The common stock of the Company is traded on the Nasdaq National Market System under the symbol "OAKF."

         The high and low sales prices for the Company common stock during each quarter of 2001 and 2000 are as follows:

Quarter
 Ended                      High            Low

12/31/01                    $16.40         $14.80
 9/30/01                     17.25          14.00
 6/30/01                     16.00          12.75
 3/31/01                     15.19          12.50
12/31/00                     15.94          13.88
 9/30/00                     16.50          13.56
 6/30/00                     16.38          12.25
 3/31/00                     15.44          12.75


         At February 8, 2002, the Company had approximately 2,200 stockholders and 5,274,445 shares of common stock outstanding.

         Dividends. The ability of the Company to pay cash dividends to stockholders is limited by its ability to receive dividends from its subsidiary. The State of Ohio places certain limitations on the payment of dividends by Ohio state-chartered banks.

         The Company declared the following dividends per share in 2001 and 2000:

Quarter                    Dividend
 Ended                     Declared

12/31/01                      $0.12
 9/30/01                       0.11
 6/30/01                       0.11
 3/31/01                       0.11
12/31/00                       0.11
 9/30/00                       0.10
 6/30/00                       0.10
 3/31/00                       0.10

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

         Stock Transfer Agent. Inquiries regarding stock transfer, registration, lost certificates, or changes in name and address should be directed in writing to the Company's stock transfer agent:

The Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572
(800) 456-0596

         Annual Meeting of Shareholders. The Annual Meeting of Shareholders of Oak Hill Financial, Inc. will be held on April 9, 2002 at 1:00 p.m. at the Ohio State University Extension South District Office, 17 Standpipe Road, Jackson, Ohio.

Item 6.  Selected Financial Data

                                                                    At or For the Year Ended December 31,
                                                        2001             2000            1999             1998             1997
                                                                      (In thousands, except share data)

SUMMARY OF FINANCIAL CONDITION (1) (2)
Total assets                                          $778,332         $694,905        $600,330         $552,846         $473,500
Interest-bearing deposits
   and federal funds sold                               11,929              442           4,516           12,197            4,031
Investment securities                                   78,981           61,427          53,485          100,143           81,463
Loans receivable-- net (3)                             646,081          599,086         507,969          411,246          360,797
Deposits                                               612,204          562,414         488,743          465,510          391,215
Federal Home Loan Bank (FHLB)
   advances and other borrowings                       104,860           77,595          60,852           37,413           37,708
Stockholders' equity                                    56,349           50,224          48,025           46,858           41,521


SUMMARY OF OPERATIONS (1) (2)

Interest income                                       $ 59,704         $ 54,579        $ 45,251         $ 41,599         $ 36,089
Interest expense                                        30,777           29,505          22,416           21,335           18,622
                                                       -------          -------         -------          -------          -------

   Net interest income                                  28,927           25,074          22,835           20,264           17,467
Provision for losses on loans                            2,591            2,263           2,432            1,266            1,171
                                                       -------          -------         -------          -------          -------

   Net interest income after
      provision for losses on loans                     26,336           22,811          20,403           18,998           16,296
Gain on sale of loans                                    1,385              174             477            1,418              250
Gain on sale of branch                                     900               --              --               --               --
Gain (loss) on sale of assets                               27            (328)          (2,141)             281              (33)
Insurance commissions                                    2,203            2,090           1,720            1,506            1,370
Other income                                             2,676            2,498           2,068            1,563            1,429
General, administrative and other expense (4) (5)(6)    20,672           17,734          16,335           13,189           12,403
                                                       -------          -------         -------          -------          -------

   Earnings before federal income
      taxes                                             12,855            9,511           6,192           10,577            6,909
Federal income taxes                                     4,133            3,174           2,098            3,445            2,449
                                                       -------          -------         -------          -------          -------

Net earnings                                          $  8,722         $  6,337        $  4,094         $  7,132         $  4,460
                                                       =======          =======         =======          =======          =======


PER SHARE INFORMATION (7)

Basic earnings per share                                $ 1.66            $1.17          $  .75            $1.31            $ .82
Book value                                               10.70             9.51            8.74             8.67             7.64

                                                                 At or For the Year Ended December 31,
                                                   2001             2000            1999             1998             1997

OTHER STATISTICAL AND
OPERATING DATA
Return on average assets                           1.20%            0.99%           0.72%            1.39%            1.00%
Return on average equity                          16.45            12.98            8.51            15.98            11.28
Net interest margin (fully-taxable equivalent)     4.17             4.06            4.20             4.12             4.17
Interest rate spread during period                 3.56             3.40            3.64             3.47             3.68
General, administrative and other expense
   to average assets                               2.85             2.76            2.85             2.57             2.79
Allowance for loan losses
   to nonperforming loans                        160.00           250.90          192.40           191.90           232.40
Allowance for loan losses
   to total loans                                  1.28             1.19            1.19             1.10             1.10
Nonperforming loans to total loans                 0.80             0.47            0.62             0.57             0.47
Nonperforming assets to total assets               0.87             0.45            0.56             0.43             0.36
Net charge-offs to average loans                   0.23             0.22            0.20             0.18             0.11
Equity to assets at period end                     7.24             7.23            8.00             8.48             8.77
Dividend payout ratio                             27.11            35.04           43.74            19.42            22.02

-------------------------------------

(1) The Company completed a merger with Towne Financial Corporation and its subsidiary, The Blue Ash Building and Loan Company, on October 1, 1999. The merger was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements as of and for the years ended December 31, 1997 and 1998 have previously been restated as if the merger had occurred on January 1, 1997.

(2) The Company completed a merger with Innovative Financial Services Agency, Inc. on August 31, 2001. The merger was initiated prior to July 1, 2001 and was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements as of and for the years ended December 31, 1997 through 2000, inclusive, have been restated as if the merger had occurred on January 1, 1997.

(3)  Includes loans held for sale.

(4) General, administrative and other expense for 1997 includes $920,000 in pre-tax expenses incurred pursuant to the merger with Unity Savings Bank.


(5) General, administrative and other expense for 1999 includes $1.1 million in pre-tax expenses incurred pursuant to the merger with Towne Financial Corporation.

(6) General, administrative and other expense for 2001 includes $259,000 in pre-tax expenses incurred pursuant to the merger with Innovative Financial Services Agency, Inc.

(7) Per share information gives retroactive effect to the 5-for-4 stock split effected June 1, 1998, the issuance of 917,361 shares in the Towne transaction, and the issuance of 172,414 shares in the Innovative Financial Services Agency, Inc. transaction.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         Oak Hill Financial, Inc. is a financial holding company the principal assets of which are its ownership of Oak Hill Banks ("Oak Hill"), Towne Bank ("Towne"), (collectively, hereinafter "Banks"), Action Finance Company ("Action") and McNelly, Patrick & Associates. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of its subsidiaries.

          The Banks conduct general commercial banking businesses that consist of attracting deposits from the general public and using those funds to originate loans for commercial, consumer, and residential purposes. Action is a consumer finance company that originates installment and home equity loans.

         The Banks' and Action's profitability depend primarily on their net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates paid on these balances. Additionally, and to a lesser extent, profitability is affected by such factors as the level of non-interest income and expenses, the provision for losses on loans, and the effective tax rate. Other income consists primarily of service charges and other fees and income from the sale of loans. General, administrative and other expenses consist of compensation and benefits, occupancy-related expenses, FDIC deposit insurance premiums, and other operating expenses.

         On August 31, 2001, the Company combined with Innovative Financial Services Agency, Inc. ("IFS") in a transaction whereby IFS became a wholly-owned subsidiary of the Company. IFS is an insurance agency specializing in group health insurance and other employee benefits in southern and central Ohio. IFS0 was renamed Oak Hill Financial Insurance Agency, Inc. and conducts business as McNelly, Patrick & Associates ("MPA"). The transaction was initiated prior to July 1, 2001 and was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been restated to reflect the effects of the business combination as of January 1, 1999. Pursuant to the merger agreement, the Company issued 172,414 shares of common stock in exchange for the shares of IFS.

         On September 30, 2001, the Company formed Oak Hill Title Agency, LLC ("Oak Hill Title") in conjunction with a law firm to provide title services for commercial and residential real estate transactions. Oak Hill Title commenced operations in January 2002.

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere in this report.

FORWARD LOOKING STATEMENTS

         In the following pages, management presents an analysis of the Company's financial condition as of December 31, 2001, and the results of operations for the year ended December 31, 2001, as compared to prior periods. In addition to this historical information, the following discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's general market area. Without limiting the foregoing, some of the forward-looking statements include management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses, and management's belief that the allowance for loan losses is adequate.

FINANCIAL CONDITION

         The Company's total assets amounted to $778.3 million as of December 31, 2001, an increase of $83.4 million, or 12.0%, over the $694.9 million total at December 31, 2000. The increase was funded primarily through growth in deposits of $49.8 million, an increase in FHLB advances of $23.8 million, respective increases of $400,000 and $3.1 million in notes payable and securities sold under agreements to repurchase, and an increase in stockholders' equity of $6.1 million.

         Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $34.8 million, or 46.6%, to a total of $109.5 million at December 31, 2001, compared to $74.7 million at

December 31, 2000. Investment securities increased by $17.6 million, as purchases of $72.2 million exceeded maturities and repayments of $20.2 million and sales of $34.0 million. Federal funds sold increased by $11.6 million during 2001.

         Loans receivable totaled $646.1 million at December 31, 2001, an increase of $47.0 million, or 7.8%, over total loans at December 31, 2000. Loan disbursements totaled $377.8 million during 2001, which were partially offset by loan sales of $75.1 million and principal repayments of $251.1 million. Also during 2001, loan disbursements and sales volume increased by $74.1 million and $64.5 million, respectively, as compared to 2000 volume. The declining interest rate environment during 2001 contributed to the overall increases in loan origination and sales volume, as borrowers refinanced loans to lower interest rates and the Banks generally sold such lower interest rate loans in the secondary market. Growth in the loan portfolio during 2001 was comprised of a $64.2 million, or 42.1%, increase in commercial and other loans, which was partially offset by an $8.1 million, or 2.1%, decrease in real estate mortgage loans and an $8.0 million, or 11.3%, decrease in installment loans. The Company's allowance for loan losses totaled $8.3 million at December 31, 2001, an increase of $1.1 million, or 16.0%, over the total at December 31, 2000. The allowance for loan losses represented 1.28% and 1.19% of the total loan portfolio at December 31, 2001 and 2000, respectively. Net charge-offs totaled $1.4 million and $1.2 million for the years ended December 31, 2001 and 2000, respectively. The Company's allowance represented 160.0% and 250.9% of nonperforming loans, which totaled $5.2 million and $2.9 million at December 31, 2001 and 2000, respectively. At December 31, 2001, nonperforming loans were comprised of $984,000 in installment loans, $3.8 million of loans secured primarily by commercial real estate and $426,000 of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized at December 31, 2001.

         Deposits totaled $612.2 million at December 31, 2001, an increase of $49.8 million, or 8.9%, over the $562.4 million total at December 31, 2000. The increase resulted primarily from management's continuing marketing efforts to attract demand deposits and low-cost core deposits as well as competitive pricing with respect to certificate of deposit products throughout the Banks' branch network. Proceeds from deposit growth were used primarily to fund loan originations.

         Advances from the Federal Home Loan Bank totaled $93.9 million at December 31, 2001, an increase of $23.8 million, or 33.9%, over the December 31, 2000 total. In recognition of the declining interest rate environment during 2001, management obtained generally longer term and lower cost advances in 2001 compared to the maturities and cost of advances obtained from the Federal Home Loan Bank during 2000. Notes payable and securities sold under agreements to repurchase increased by $400,000 and $3.1 million, respectively. Proceeds from advances, repurchase agreements, and notes payable were primarily used to fund loan originations and securities purchases during the period.

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

         The Company's stockholders' equity amounted to $56.3 million at December 31, 2001, an increase of $6.1 million, or 12.2%, over the balance at December 31, 2000. The increase resulted primarily from net earnings of $8.7 million and proceeds from options exercised of $408,000, which were partially offset by $2.3 million in dividends declared on common stock, and net purchases of treasury shares totaling $807,000.

SUMMARY OF EARNINGS

         The table on page 26 shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 2001, 2000 and 1999. The table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, the interest rate spread, and the net interest margin for the same periods.

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

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 2001 AND
2000

         GENERAL. Net earnings for the year ended December 31, 2001 totaled $8.7 million, a $2.4 million, or 37.6%, increase over 2000 net earnings. The increase in earnings resulted primarily from a $3.9 million increase in net interest income and a $2.8 million increase in other income, which were partially offset by a $328,000 increase in the provision for losses on loans, a $2.9 million increase in general, administrative and other expense, and a $959,000 increase in the provision for federal income taxes.

         NET INTEREST INCOME. Total interest income for the year ended December 31, 2001, amounted to $59.7 million, an increase of $5.1 million, or 9.4%, over the $54.6 million recorded for 2000. Interest income on loans totaled $55.0 million, an increase of $4.7 million, or 9.2%, over the 2000 period. This increase resulted primarily from a $66.4 million, or 11.9%, increase in the weighted-average ("average") portfolio balance, to a total of $623.5 million in 2001, which was partially offset by a 20 basis point decrease in the average fully-taxable equivalent yield, to 8.85% in 2001 from 9.05% in 2000. Interest income on investment securities and other interest-earning assets increased by $471,000, or 11.2%. The increase resulted primarily from an $18.1 million, or 28.6%, increase in the average portfolio balance, to a total of $81.6 million in 2001, which was partially offset by a 65 basis point decrease in the average fully-taxable equivalent yield, to 6.12% in 2001.

         Total interest expense amounted to $30.8 million for the year ended December 31, 2001, an increase of $1.3 million, or 4.3%, over the $29.5 million recorded in 2000. Interest expense on deposits increased by $957,000, or 3.9%, to a total of $25.7 million in 2001. The increase resulted primarily from a $59.1 million, or 12.5%, increase in the average portfolio balance, to a total of $532.2 million in 2001, which was partially offset by a 40 basis point decrease in the average cost of deposits, to 4.83% in 2001. Interest expense on borrowings increased by $315,000, or 6.6%, during 2001. This increase was due to a $15.1 million, or 21.0%, increase in average borrowings outstanding, which was partially offset by a 78 basis point decrease in the average cost of borrowings, to 5.81% in 2001. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the overall decrease in interest rates in the economy during 2001.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.9 million, or 15.4%, for the year ended December 31, 2001, as compared to 2000. The interest rate spread increased by 16 basis points to 3.56% in 2001, compared to 3.40% in 2000. The fully-taxable equivalent net interest margin increased by 11 basis points from, 4.06% in 2000 to 4.17% in 2001.

         PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $2.6 million provision for losses on loans for the year ended December 31, 2001, an increase of $328,000, or 14.5%, compared to 2000. The provision for losses on loans in 2001 was predicated upon the $47.0 million of growth in the loan portfolio and the increase in nonperforming loans year-to-year.

         Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 2001, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         OTHER INCOME. Other income totaled $7.2 million for the year ended December 31, 2001, an increase of $2.8 million, or 62.2%, over the 2000 amount. This increase resulted primarily from a $1.2 million increase in gain on sale of loans, a $178,000, or 7.1%, increase in service fees, charges, and other operating income, and a $113,000, or 5.4%, increase in insurance commissions. Additionally the Company realized a gain on sales of securities during 2001 totaling $43,000, compared to a loss recorded in 2000 of $319,000. Also during 2001, Towne recorded a gain on the sale of a branch totaling $900,000.

         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $20.7 million for the year ended December 31, 2001, an increase of $2.9 million, or 16.6%, over the 2000 total. The increase resulted primarily from a $1.7 million, or 16.8%, increase in employee compensation and benefits, a $720,000, or 14.2%, increase in other operating expenses, an increase of $108,000, or 5.5%, in occupancy and equipment, $259,000 was incurred in connection with the previously mentioned MPA merger, and increases of $31,000 and $134,000 in federal deposit insurance premiums and franchise taxes, respectively.

         The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in other operating expense resulted primarily from an increase in professional fees totaling $192,000 and an increase in costs associated with ATM transaction charges and data processing totaling $94,000. Charitable contributions expense increased in 2001 due primarily to a $216,000 provision recorded in connection with the Company's resolution to establish a charitable foundation for support of activities in the communities served by the Company and its subsidiaries. Future contributions to the charitable fund may be made at the discretion of the Board of Directors of the Company and its subsidiaries. The remaining increase of $218,000, or 4.3%, was due to pro-rata increases in other operating expenses attendant to the Company's overall growth year-to-year. The increase in occupancy and equipment expense was due primarily to a $129,000, or 43.6%, increase in rent expense, which was partially offset by a $30,000, or 3.5%, decrease in depreciation expense year-to-year.

         FEDERAL INCOME TAXES. The provision for federal income taxes amounted to $4.1 million for the year ended December 31, 2001, an increase of $959,000, or 30.2%, over the $3.2 million recorded in 2000. The increase resulted primarily from a $3.3 million, or 35.2%, increase in earnings before taxes. The effective tax rates were 32.2% and 33.4% for the years ended December 31, 2001 and 2000, respectively.

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 2000 AND
1999

         GENERAL. Net earnings for the year ended December 31, 2000 totaled $6.3 million, a $2.2 million, or 54.8%, increase over 1999. The increase in earnings resulted primarily from a $2.2 million increase in net interest income, a $2.3 million increase in other income and a $169,000 decrease in the provision for losses on loans, which were partially offset by a $1.4 million increase in general, administrative and other expense and a $1.1 million increase in the provision for federal income taxes.

         NET INTEREST INCOME. Total interest income for the year ended December 31, 2000, amounted to $54.6 million, an increase of $9.3 million, or 20.6%, over the $45.3 million recorded for 1999. Interest income on loans totaled $50.4 million, an increase of $10.9 million, or 27.7%, over the 1999 period. This increase resulted primarily from a $107.2 million, or 23.8%, increase in the weighted-average ("average") portfolio balance, to $557.0 million in 2000, coupled with a 28 basis point increase in the average fully-taxable equivalent yield, to 9.05% in 2000. Interest income on investment securities and other interest-earning assets decreased by $1.6 million, or 27.5%. The decrease resulted primarily from a $36.1 million, or 36.2%, decrease in the average portfolio balance to $63.5 million in 2000, which was partially offset by a 71 basis point increase in the average fully-taxable equivalent yield, to 6.77% in 2000.

         Total interest expense amounted to $29.5 million for the year ended December 31, 2000, an increase of $7.1 million, or 31.6%, over the $22.4 million recorded in 1999. Interest expense on deposits increased by $5.3 million, or 27.5%, to a total of $24.8 million in 2000. The increase resulted primarily from a $44.2 million, or 10.3%, increase in the average portfolio balance, to $473.1 million in 2000, coupled with a 70 basis point increase in the average cost of deposits, to 5.23% in 2000. Interest expense on borrowings increased by $1.8 million, or 58.6%, during 2000. This increase was due to a $17.8 million, or 32.9%, increase in average borrowings outstanding coupled with a 107 basis point increase in the average cost of borrowings, to 6.59% in 2000.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.2 million, or 9.8%, for the year ended December 31, 2000, as compared to 1999. The interest rate spread decreased by 24 basis points to 3.40% in 2000, compared to 3.64% in 1999. The fully-taxable equivalent net interest margin decreased by 14 basis points to 4.06% in 2000 from 4.20% in 1999.

         PROVISION FOR LOSSES ON LOANS. The Company's provision for losses on loans amounted to $2.3 million for the year ended December 31, 2000, a decrease of $169,000, or 6.9%, compared to 1999. The provision for losses on loans in 2000 generally reflects the $91.2 million of growth in the loan portfolio during the year. The Company's loan growth in 2000 was comprised primarily of a $61.4 million, or 19.2%, increase in loans secured by residential real estate and a $26.2 million, or 20.8%, increase in commercial and other loans. Net loan charge-offs amounted to $1.2 million in 2000, as compared to $883,000 in 1999.

         OTHER INCOME. Other income totaled $4.4 million for the year ended December 31, 2000, an increase of $2.3 million, or 108.8%, over 1999. This increase resulted primarily from a $1.8 million decline in the loss on sale of securities year-to-year, a $430,000, or 20.8%, increase in service fees, charges, and other operating income, and a $370,000, or 21.5%, increase in insurance commissions, which were partially offset by a $303,000 decrease in gain on sale of loans. During the third and fourth quarters of 2000, the Company restructured the Banks' investment securities into higher-yielding obligations of state and political subdivisions and U.S. Government and agency securities at a loss of $381,000.

         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $17.7 million for the year ended December 31, 2000, an increase of $1.4 million, or 8.6%, over the 1999 total. The increase resulted primarily from a $1.5 million, or 17.0%, increase in employee compensation and benefits, an $855,000, or 20.3%, increase in other operating expenses, and an increase of $254,000, or 14.7%, in occupancy and equipment, which were offset by the absence of $1.1 million in merger-related expenses incurred in connection with the October 1, 1999 merger of Towne Financial Corporation with and into the Company and decreases of $26,000 and $12,000 in federal deposit insurance premiums and franchise taxes, respectively.

         The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in other operating expense resulted primarily from an increase in professional fees associated with the co-sourcing of the internal audit function totaling $102,000, an increase in costs associated with ATM transaction charges and data processing totaling $165,000, and a recognition of an impairment loss totaling $185,000 relating to a former branch location. The remaining increase of $403,000 was due to pro-rata increases in other operating expenses attendant to the Company's overall growth year-to-year. The increase in occupancy and equipment expense was due primarily to a $151,000, or 60.9%, increase in rent expense, coupled with increases in other occupancy-related costs, in connection with new branch locations opened in 2000.

         FEDERAL INCOME TAXES. The provision for federal income taxes amounted to $3.2 million for the year ended December 31, 2000, an increase of $1.1 million, or 51.3%, over the $2.1 million recorded in 1999. The increase resulted primarily from a $3.3 million, or 53.6%, increase in earnings before taxes. The effective tax rates were 33.4% and 33.9% for the years ended December 31, 2000 and 1999, respectively.

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

         At December 31, 2001, the Company had $280.8 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on the results of operations.

         In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $130.1 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At December 31, 2001, the Company had $93.9 million of outstanding FHLB advances.

         At December 31, 2001, loan commitments, or loans committed but not closed, totaled $27.0 million. Additionally, the Company had unused lines of credit and letters of credit totaling $91.9 million and $707,000, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before July 1, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations initiated after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

              An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 144. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity should recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flow to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective January 1, 2002, as required, without material effect on the Company's financial condition or results of operations.

                                                                       AVERAGE BALANCES AND INTEREST RATES
                                                                             Year Ended December 31,
                                                     2001                             2000                             1999
                                                     ----                             ----                             ----
                                                 Interest                       Interest                         Interest
                                         Average  Income/  Average    Average    Income/    Average    Average    Income/  Average
                                         Balance  Expense   Rate      Balance    Expense     Rate      Balance    Expense   Rate
                                         -------  -------   ----      -------    -------     ----      -------    -------   ----
                                                                         (Dollars in thousands)
Interest-earning assets:
     Loans receivable                   $623,486  $55,165    8.85%   $557,038    $50,391      9.05%    $449,873   $39,464    8.77%
     Investment securities                72,687    4,683    6.44      62,049      4,206      6.78       86,329     5,423    6.29
     Federal funds sold                    8,472      277    3.27         803         62      7.72       12,567       587    4.67
     Interest-earning deposits               476       33    6.93         647         34      5.26          685        24    3.50
                                         -------   ------    ----     -------     ------      ----      -------    ------    ----
          Total interest-earning assets  705,121   60,158    8.53     620,537     54,693      8.81      549,454    45,498    8.28

Non-interest-earning assets               20,524                       20,991                            22,856
                                         -------                      -------                           -------

          Total assets                  $725,645                     $641,528                          $572,310
                                         =======                      =======                           =======

Interest-bearing liabilities:
     Deposits                           $532,239   25,716    4.83    $473,149     24,759      5.23     $428,915    19,423    4.53
     Borrowings                           87,151    5,061    5.81      72,029      4,746      6.59       54,192     2,993    5.52
                                         -------   ------    ----     -------     ------      ----      -------    ------    ----
          Total interest-bearing
            liabilities                  619,390   30,777    4.97     545,178     29,505      5.41     483,107     22,416    4.64
                                                   ------    ----                 ------      ----                 ------    ----
Non-interest-bearing liabilities          53,222                       47,516                           41,076

Stockholders' equity                      53,033                       48,834                           48,127
                                         -------                      -------                          -------

          Total liabilities and
             stockholders' equity       $725,645                     $641,528                         $572,310
                                         =======                      =======                          =======


Net interest income and interest
  rate spread                                     $29,381    3.56%               $25,188      3.40%               $23,082    3.64%
                                                   ======    ====                 ======      ====                 ======    ====

Net interest margin (1)                                      4.17%                            4.06%                          4.20%
                                                             ====                             ====                           ====


Average interest-earning assets to
  average interest-bearing liabilities                     113.84%                          113.82%                        113.73%
                                                           ======                           ======                         ======

Adjustment of interest income to a tax
  equivalent basis on tax-exempt:
     Loans and investment securities              $   454                        $   114                          $   247
                                                   ======                         ======                           ======


(1) The net interest margin is the net interest income divided by the average interest-earning assets.

                                                                                  RATE/VOLUME TABLE

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                2001vs. 2000                             2000 vs. 1999
                                                                ------------                             -------------
                                                         Increase (decrease) due to               Increase (decrease) due to
                                                     Volume         Rate         Total         Volume        Rate         Total
                                                     ------         ----         -----         ------        ----         -----
                                                                               (Dollars in thousands)
Changes in interest income attributable to:
     Loan receivable                                   $5,988     $(1,214)       $4,774        $9,663      $1,264       $10,927
     Investment securities                                719        (242)          477        (1,614)        397        (1,217)
     Federal funds sold                                   271         (56)          215          (761)        236          (525)
     Interest-earning deposits with banks
                                                           (9)          8            (1)           (1)         11            10
                                                        -----      ------         -----         -----       -----        ------
          Total interest income                        $6,969     $(1,504)       $5,465        $7,287      $1,908       $ 9,195
                                                        =====      ======         =====         =====       =====        ======

Changes in interest expense attributable to:
     Deposits                                          $2,944     $(1,987)       $  957        $2,209      $3,127       $ 5,336
     Borrowings                                           921        (606)          315         1,104         649         1,753
                                                        -----      ------         -----         -----       -----        ------
          Total interest expense                       $3,865     $(2,593)       $1,272        $3,313      $3,776       $ 7,089
                                                        =====      ======         =====         =====       =====        ======

Increase in net interest income                                                  $4,193                                 $ 2,106
                                                                                  =====                                  ======

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

         This information is presented in "Asset and Liability Management" on pages 11 and 12 of this report.

Item 8.   Financial Statements and Supplementary Data

         Consolidated Financial Statements of the Company, together with the reports thereon of Grant Thornton LLP (dated January 24, 2002) which are included in Exhibit 13 are incorporated herein by reference (see Item 14 of this Annual Report for Index).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial disclosure.

         Not Applicable.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information is contained under "Ownership of Common Stock by Management" and "Election of Directors" in the Company's Proxy Statement dated February 21, 2002, is incorporated herein by reference in response to this item.

         The information contained under "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement dated February 21, 2002, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation.

         The information appearing under "Executive Compensation" in the Company's Proxy Statement dated February 21, 2002, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information appearing under "Ownership of Common Stock by Principal Shareholders" and "Ownership of Common Stock By Management" in the Company's Proxy Statement dated February 21, 2002, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.

         The information appearing under "Certain Transactions" in the Company's Proxy Statement dated February 21, 2002, is incorporated herein by reference in response to this item.

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K.

(a)      Documents filed as a part of the Report:

         (1)   Report of Grant Thornton LLP, Independent Auditors

               Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

               Consolidated Statements of Earnings for years ended December 31, 2001, 2000 and 1999

               Consolidated Statements of Comprehensive Income for years ended December 31, 2001, 2000 and 1999

               Consolidated Statements of Stockholder's Equity for years ended December 31, 2001, 2000 and 1999

               Consolidated Statements of Cash Flows for years ended December 31, 2001, 2000 and 1999

               Notes to Consolidated Financial Statements for years ended December 31, 2001, 2000 and 1999

        (2)    Financial Statement Schedules:

                           The information is contained in the Company's Annual
              Report to Stockholders for the year ended December 31, 2001, is incorporated herein by reference in response to this item.

        (3) The following are filed as exhibits to this Annual Report on Form 10-K:

         Exhibit
         Number
         *2(a)......................Agreement  and  Plan  of  Merger,  dated  March  31,  1999,  between  Oak  Hill
                                    Financial,  Inc. and Towne Financial Corporation  (reference is made to Exhibit
                                    2.1 of the  Prospectus/Proxy  Statement  filed by the Company on Form S-4A with the Securities and Exchange Commission on August 3, 1999).

         *2(b)......................Supplemental Agreement, dated as of March 31, 1999, between Oak Hill Financial,
                                    Inc. and Towne Financial Corporation (reference is made to Exhibit 2.2 of the
                                    Prospectus/Proxy Statement filed by the Company on Form S-4A with the Securities and
                                    Exchange Commission on August 3, 1999).

         *3(a)......................Fourth Amended and Restated Articles of Incorporation (reference is made to Form
                                    S-4, Exhibit 3.1, Registration No. 333-81645, filed with the Securities and
                                    Exchange Commission on June 25, 1999 and incorporated herein by reference).

         *3(b)......................Restated Code of  Regulations  (reference is made to Form SB-2,  Exhibit 3(ii),
                                    File No. 33-96216 and incorporated herein by reference).

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

         *4(c)......................Amended Rights Plan, dated December 26, 2000, between Oak Hill Financial, Inc., and Registrar and Transfer Company, (reference is made to Exhibit 2 to the
                                    Form 8-A 12B/A, filed with the Securities and Exchange Commission on
                                    February 21, 2001 and incorporated herein by reference).

         *10(a).....................Oak  Hill  Financial,   Inc.  Amended  and  Restated  1995  Stock  Option  Plan
                                    (reference  is made  to  Form  SB-2,  Exhibit  10(a),  File  No.  33-96216  and
                                    incorporated herein by reference).

          10(b).....................Employment Agreement between Ron J. Copher and The Registrant, dated July 5, 1999.

         *10(c).....................Oak  Hill  Financial,  Inc. Second Amended and Restated 1995 Stock Option Plan (reference is made to Form S-8,  Exhibit 4(a),  Registration  No.  333-81167,  filed with the
                                    Securities and Exchange  Commission on June 21, 1999 and incorporated herein by reference).

         *10(d).....................Oak  Hill  Financial,  Inc. Third Amended and Restated 1995 Stock Option Plan (reference is made to Post-Effective  Amendment No. 1 to Form S-8, Exhibit 4(a), Registration
                                    No.  333-81167,  filed with the Securities  and Exchange  Commission on January
                                    21, 2000 and incorporated herein by reference).

         *10(e).....................Oak Hill  Financial,  Inc.  Fourth  Amended and Restated 1995 Stock Option Plan
                                    (reference is made to Form S-8, Exhibit 4(a),  Registration No. 333-45690,filed with  the  Securities  and  Exchange  Commission  on  September  12,  2000  and
                                    incorporated herein by reference).

          13........................2001 Annual Report (Selected portions)


         *21........................Subsidiaries  of the  Registrant  (reference is made to Form SB-2,  Exhibit 21,
                                    File No. 333-96216 and incorporated herein by reference).

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


                    OAK HILL FINANCIAL, INC.                        Date

                     By: /s/ John D. Kidd                     February 21, 2002
                         ----------------------------
                         John D. Kidd, President
                         and  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                                 Title                                                    Date
*     Evan E. Davis
---------------------------             Chairman of the Board                                 )    February 21, 2002
                                                                                              )
                                                                                              )
/s/ John D. Kidd                                                                              )
---------------------------             President, Chief Executive Officer and Director       )    February 21, 2002
                                        (Principal Executive Officer)                         )
                                                                                              )
                                                                                              )
*     Richard P. LeGrand                                                                      )
---------------------------             Executive Vice President and Director                 )    February 21, 2002
                                                                                              )
                                                                                              )
*     H. Tim Bichsel                                                                          )
---------------------------             Secretary                                             )    February 21, 2002
                                                                                              )
                                                                                              )
*     Ron J. Copher                                                                           )
---------------------------             Chief Financial Officer and Treasurer                 )    February 21, 2002
                                        (Principal Financial and Accounting Officer)          )
                                                                                              )
                                                                                              )
*     Barry M. Dorsey                                                                         )
---------------------------             Director                                              )    February 21, 2002
                                                                                              )
                                                                                              )
*     C. Clayton Johnson                                                                      )
---------------------------             Director                                              )    February 21, 2002
                                                                                              )
                                                                                              )
*     Donald R. Seigneur                                                                      )
---------------------------             Director                                              )    February 21, 2002
                                                                                              )
                                                                                              )
*     William S. Siders                                                                       )
---------------------------             Director                                              )    February 21, 2002
                                                                                              )
                                                                                              )
/s/ H. Grant Stephenson                                                                       )
---------------------------             Director                                              )    February 21, 2002


      Signature                                 Title                                                    Date


*     D. Bruce Knox
---------------------------             Chief Information Officer and Director                )    February 21, 2002
                                                                                              )
                                                                                              )
*     Ralph E. Coffman, Jr.                                                                   )
---------------------------             Vice President                                        )    February 21, 2002
                                                                                              )
                                                                                              )
*     David G. Ratz                                                                           )
---------------------------             Executive Vice President and Chief                    )    February 21, 2002
                                        Operating Officer                                     )
                                                                                              )
                                                                                              )
By: /s/ H. Grant Stephenson                                                                   )
    -----------------------------                                                             )    February 21, 2002
     H. Grant Stephenson,                                                                     )
     attorney-in-fact for each of                                                             )
     the persons indicated                                                                    )