Form 10-Q
period 2002-03-31
OAK HILL FINANCIAL INC
filed 2002-05-07
CIK 949953

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2002


                         Commission File Number: 0-26876


                            OAK HILL FINANCIAL, INC.
             (Exact name of Registrant as specified in its charter)

                  Ohio                                         31-1010517
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

         14621 State Route 93                                     45640
              Jackson, Ohio                                    (Zip Code)
 (Address of principal executive office)

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

               Yes X                            No ____


         As of May 3, 2002, the latest practicable date, 5,294,958 shares of the Registrant's common stock, $.50 stated value, were issued and outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                                                                          Page

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

            Consolidated Statements of Financial Condition                  3

            Consolidated Statements of Earnings                             4

            Consolidated Statements of Comprehensive Income                 5

            Consolidated Statements of Cash Flows                           6

            Notes to Consolidated Financial Statements                      8

Item 2:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11

Item 3:  Quantitative and Qualitative Disclosures About Market Risk        13


                          PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 14

Item 2:  Changes in Securities and Use of Proceeds                         14

Item 3:  Default Upon Senior Securities                                    14

Item 4:  Submission of Matters to a Vote Of Security Holders               14

Item 5:  Other Information                                                 14

Item 6:  Exhibits and Form 8-K                                             14

Signatures                                                                 15

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        March 31,              December 31,
ASSETS                                                                                       2002                      2001
Cash and due from banks                                                                  $ 14,278                  $ 18,915
Federal funds sold                                                                         11,086                    11,651
Investment securities designated as available for sale - at market                         83,794                    75,574
Investment securities designated as held-to-maturity - at cost (approximate market value of $3,155 and $3,386 at March 31, 2002 and December 31, 2001,
  respectively)                                                                             3,407                     3,407

Loans receivable - net                                                                    669,385                   644,444
Loans held for sale - at lower of cost or market                                              306                     1,637
Office premises and equipment - net                                                         9,561                     9,502
Federal Home Loan Bank stock - at cost                                                      5,415                     5,356
Real estate acquired through foreclosure                                                    1,583                     1,587
Accrued interest receivable                                                                 4,116                     3,821

Goodwill - net                                                                                413                       216
Prepaid expenses and other assets                                                           2,032                     1,257
Deferred federal income taxes                                                               1,195                       965
                                                                                          -------                   -------

         Total assets                                                                    $806,571                  $778,332
                                                                                          =======                   =======


LIABILITIES and STOCKHOLDERS' EQUITY

Deposits                                                                                 $653,730                  $612,204
Securities sold under agreements to repurchase                                              3,684                     3,218
Advances from the Federal Home Loan Bank                                                   79,070                    93,942
Notes payable                                                                               2,800                     2,700
Guaranteed preferred beneficial interests in the Corporation's
    junior subordinated debentures                                                          5,000                     5,000
Accrued federal income taxes                                                                  817                     1,061
Accrued interest payable and other liabilities                                              3,317                     3,858
                                                                                          -------                   -------

         Total liabilities                                                                748,418                   721,983

Stockholders' equity
  Common stock - $.50 stated value; authorized 15,000,000 shares, 5,594,228 shares issued at March 31, 2002 and
     December 31, 2001                                                                      2,797                     2,797
  Additional paid-in capital                                                                5,128                     5,114
  Retained earnings                                                                        55,404                    53,506
  Treasury stock (310,850 and 326,933 shares at cost at March 31, 2002
     and December 31, 2001, respectively)                                                  (4,874)                   (5,007)
  Accumulated comprehensive loss:
     Unrealized loss on securities designated as available for sale,
        net of related tax effects                                                           (302)                      (61)
                                                                                          -------                   -------

         Total stockholders' equity                                                        58,153                    56,349
                                                                                          -------                   -------

         Total liabilities and stockholders' equity                                      $806,571                  $778,332
                                                                                          =======                   =======

                            Oak Hill Financial, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                        (In thousands, except share data)

                                                                                             2002                      2001
                                                                                                                 (Restated)
INTEREST INCOME

  Loans                                                                                   $13,115                   $13,981
  Investment securities                                                                     1,013                     1,005
  Interest-bearing deposits and other                                                         109                       149
                                                                                           ------                    ------
        Total interest income                                                              14,237                    15,135

INTEREST EXPENSE

  Deposits                                                                                  5,220                     7,192
  Borrowings                                                                                1,226                     1,229
                                                                                           ------                    ------
        Total interest expense                                                              6,446                     8,421
                                                                                           ------                    ------

        Net interest income                                                                 7,791                     6,714

Provision for losses on loans                                                                 460                       567
                                                                                           ------                    ------

        Net interest income after provision for losses on loans                             7,331                     6,147

OTHER INCOME

  Gain on sale of loans                                                                       395                       217
   Gain (loss) on investment securities transactions                                           49                        (4)
   Gain on sale of real estate                                                                122                       --
   Insurance commissions                                                                      538                       546
  Service fees, charges and other operating                                                   691                       645
                                                                                           ------                    ------
        Total other income                                                                  1,795                     1,404

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

  Employee compensation and benefits                                                        3,220                     3,078
  Occupancy and equipment                                                                     601                       527
  Federal deposit insurance premiums                                                           26                        39
  Franchise taxes                                                                             176                       161
  Other operating                                                                           1,388                     1,157
                                                                                           ------                    ------
        Total general, administrative and other expense                                     5,411                     4,962
                                                                                           ------                    ------

        Earnings before federal income taxes                                                3,715                     2,589

FEDERAL INCOME TAXES
  Current                                                                                   1,290                       314
  Deferred                                                                                   (106)                      533
                                                                                           ------                    ------
        Total federal income taxes                                                          1,184                       847
                                                                                           ------                    ------

        NET EARNINGS                                                                      $ 2,531                   $ 1,742
                                                                                           ======                    ======

        EARNINGS PER SHARE

         Basic                                                                               $.48                      $.33
                                                                                              ===                       ===
         Diluted                                                                             $.47                      $.33
                                                                                              ===                       ===

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                                                             2002                      2001
                                                                                                                 (Restated)
Net earnings                                                                               $2,531                    $1,742

Other comprehensive income (loss), net of tax:

  Unrealized gains (losses) on securities designated as available for sale,
     net of taxes (benefits) of $(108) and $227, respectively                                (209)                      440

  Reclassification adjustment for realized (gains) losses included in net earnings,
     net of taxes (benefits) of $17 and $(1), respectively                                    (32)                        3
                                                                                            -----                     -----

Comprehensive income                                                                       $2,290                    $2,185
                                                                                            =====                     =====

Accumulated comprehensive income (loss)                                                    $ (302)                   $  406
                                                                                            =====                     =====

                            Oak Hill Financial, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                             2002                      2001
                                                                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings for the period                                                             $ 2,531                   $ 1,742
  Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                                         182                       219
        Gain on sale of real estate                                                          (122)                       --
        (Gain) loss on investment securities transactions                                     (49)                        4
        Amortization of premiums and discounts on investment
         securities - net                                                                     223                         7
        Proceeds from sale of loans in secondary market                                    21,467                    11,116
        Loans disbursed for sale in secondary market                                      (19,965)                  (12,312)
        Gain on sale of loans                                                                (171)                     (110)
        Amortization of deferred loan origination costs                                        46                        73
        Federal Home Loan Bank stock dividends                                                (59)                      (89)
        Provision for losses on loans                                                         460                       567
        Amortization of goodwill                                                               --                         8
        Increase (decrease) in cash due to changes in:
         Prepaid expenses and other assets                                                   (775)                     (672)
         Accrued interest receivable                                                         (295)                     (162)
         Accrued interest payable and other liabilities                                      (541)                     (146)
         Federal income taxes
            Current                                                                          (244)                      307
            Deferred                                                                         (106)                      533
                                                                                           ------                    ------

                  Net cash provided by operating activities                                 2,582                     1,085

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  Loan disbursements                                                                      (81,741)                  (62,185)
  Principal repayments on loans                                                            56,294                    47,523
  Principal repayments on mortgage-backed securities                                        3,465                     1,270
  Proceeds from sale of investment securities                                               7,240                    11,551
  Proceeds from maturity of investment securities                                           5,000                        --
  Proceeds from disposition of assets                                                         345                       131
  Purchase of investment securities                                                       (24,463)                  (20,487)
  Purchase of office premises and equipment                                                  (461)                     (234)
   Purchase of McNelly Insurance Agency                                                       (97)                       --
  (Increase) decrease in federal funds sold                                                   565                    (4,509)
                                                                                           ------                    ------

                  Net cash used in investing activities                                   (33,853)                  (26,940)
                                                                                           ------                    ------

                  Net cash used in operating and investing activities
                     (balance carried forward)                                            (31,271)                  (25,855)
                                                                                           ------                    ------

                            Oak Hill Financial, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                                             2002                      2001
                                                                                                                 (Restated)
                  Net cash used in operating and investing activities
                     (balance brought forward)                                           $(31,271)                 $(25,855)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

  Proceeds from securities sold under agreement to repurchase                                 466                       246
  Net increase in deposit accounts                                                         41,526                    19,321
  Proceeds from Federal Home Loan Bank advances                                            15,145                   531,425
  Repayments of Federal Home Loan Bank advances                                           (30,017)                 (523,166)
  Dividends on common shares                                                                 (633)                     (556)
   Purchase of treasury stock                                                                  --                    (1,030)
  Proceeds from issuance of shares under stock option plan                                    147                        56
                                                                                          -------                   -------

                  Net cash provided by financing activities                                26,634                    26,396
                                                                                          -------                   -------

  Net increase (decrease) in cash and cash equivalents                                     (4,637)                      541

  Cash and cash equivalents at beginning of period                                         18,915                    13,227
                                                                                          -------                   -------

  Cash and cash equivalents at end of period                                             $ 14,278                  $ 13,768
                                                                                          =======                   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:
     Federal income taxes                                                                $  1,469                  $     --
                                                                                          =======                   =======

     Interest on deposits and borrowings                                                 $  6,678                  $  8,407
                                                                                          =======                   =======


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

  Unrealized gains (losses) on securities designated as available for sale,
     net of related tax effects                                                          $   (241)                 $    443
                                                                                          =======                   =======

  Recognition of mortgage servicing rights in accordance with SFAS No. 140               $    224                  $    107
                                                                                          =======                   =======

  Transfer of loans from held for investment to held for sale                            $     --                  $  3,036
                                                                                          =======                   =======


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

    Issuance of note payable in connection with purchase of
      McNelly Insurance Agency                                                           $    100                  $     --
                                                                                          =======                   =======

  Acquisition of treasury stock in exchange for exercise of stock options                $     23                  $     --
                                                                                          =======                   =======

                            Oak Hill Financial, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended March 31, 2002 and 2001

1.       Basis of Presentation

              The business activities of Oak Hill Financial, Inc. (the "Company") have been limited primarily to holding the common shares of Oak Hill Banks ("Oak Hill") and Towne Bank ("Towne"), (collectively hereinafter the "Banks"), Action Finance Company ("Action") and McNelly, Patrick & Associates. Accordingly, the Company's results of operations are dependent upon the results of operations of its subsidiaries. The Banks conduct a general commercial banking business in southern and central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. Action is a consumer finance company that originates installment and home equity loans. The Banks' and Action's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Banks' and Action can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

              On August 31, 2001, the Company combined with Innovative Financial Services Agency, Inc. ("IFS") in a transaction whereby IFS became a wholly-owned subsidiary of the Company. IFS was renamed Oak Hill Financial Insurance Agency, Inc. and conducts business as McNelly, Patrick & Associates ("MPA"). MPA is an insurance agency specializing in group health insurance and other employee benefits in southern and central Ohio. The transaction was initiated prior to July 1, 2001 and was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been restated to reflect the effects of the business combination as of January 1, 2001. Pursuant to the merger agreement, the Company issued 172,414 shares of common stock in exchange for the shares of MPA.

               On September 30, 2001, the Company formed Oak Hill Title Agency, LLC ("Oak Hill Title") in conjunction with a law firm to provide title services for commercial and residential real estate transactions. Oak Hill Title commenced operations in January 2002.

              In January 2002, MPA purchased McNelly Insurance Agency, a local property and casualty insurance agency, for consideration of $100,000 in cash and a $100,000 note payable due within one year. This purchase resulted in an increase in goodwill of $197,000.

              The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2001. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.

2.   Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Banks, Action, Oak Hill Capital Trust I (the "Trust"), MPA and Oak Hill Title. All intercompany balances and transactions have been eliminated.

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

                            Oak Hill Financial, Inc.

            For the three month periods ended March 31, 2002 and 2001


3.   Liquidity and Capital Resources (continued)

              The Company uses funds from deposit inflows, proceeds from borrowings and principal and interest payments on loans primarily to originate loans, and to purchase short-term investment securities and interest-bearing deposits.

              At March 31, 2002, the Company had $301.4 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at the Banks' market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on the results of operations.

              In the event that certificates of deposit cannot be renewed at prevalent market rates, as of March 31, 2002 the Company can obtain up to $149.4 million in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At March 31, 2002, the Company had $79.1 million of outstanding FHLB advances.

              At March 31, 2002, loan commitments, or loans committed but not closed, totaled $32.4 million. Additionally, the Company had unused lines of credit and letters of credit totaling $41.5 million and $732,000, respectively. Funding for these amounts are expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

4.   Earnings Per Share

              Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 5,274,240 and 5,263,175 for the three months ended March 31, 2002 and 2001, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed to be outstanding for purposes of computing diluted earnings per share totaled 5,338,534 and 5,285,954 for the three months ended March 31, 2002 and 2001, respectively.

              There were 64,294 and 22,779 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for three months ended March 31, 2002 and 2001, respectively. Options to purchase 283,591 and 568,625 shares of common stock with a respective weighted-average exercise price of $16.36 and $16.55 were outstanding at March 31, 2002 and 2001, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

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

                            Oak Hill Financial, Inc.

            For the three month periods ended March 31, 2002 and 2001


5.   Effects of Recent Accounting Pronouncements (continued)

              SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Prior to adoption of SFAS No. 142, existing goodwill continued to be amortized and tested for impairment under previously existing standards. As of January 1, 2002, the date SFAS No. 142 was adopted, management established its Towne Bank subsidiary as a reporting unit. All goodwill was assigned to the Towne Bank reporting unit.

              Pursuant to SFAS No. 142, within six months of adoption the Company must have completed the first step of the goodwill transitional impairment test: a comparison, as of the beginning of the fiscal year, of each reporting unit's fair value with its carrying value. If the carrying value exceeds fair value, the second step - calculating the amount of goodwill impairment as of the beginning of the fiscal year - would be required as soon as possible, but no later than the end of the fiscal year. Any transitional impairment loss would be reported as a change in accounting principle in the first interim period financial statements of the implementation year, regardless of when the loss measurement is completed. After completion of the first step of the transitional test, the Company should disclose which segments might have to recognize an impairment loss and when the potential loss would be measured. If an impairment indicator arises before the completion of the transition testing, a full impairment test would be required as soon as possible. Any goodwill impairment resulting from this test should be reported as an impairment loss, not as a change in accounting principle. Management adopted SFAS No. 142 effective January 1, 2002, as required, without material effect on the Company's financial position or results of operations, as the elimination of annual goodwill amortization will increase 2002 earnings by approximately $34,000. The Company recognized goodwill amortization totaling $8,000 for the three month period ended March 31, 2001.

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

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 2002 and 2001


Discussion  of Financial  Condition  Changes from December 31, 2001 to March 31,
2002

         The Company's total assets amounted to $806.6 million at March 31, 2002, an increase of $28.2 million, or 3.6%, over December 31, 2001. The increase was funded primarily through growth in deposits of $41.5 million and an increase in stockholders' equity of $1.8 million, which were partially offset by a decrease in FHLB advances of $14.9 million.

         Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $3.0 million, or 2.8%, to a total of $112.6 million at March 31, 2002, compared to December 31, 2001. Investment securities increased by $8.2 million, as purchases of $24.5 million exceeded maturities and repayments of $8.5 million and sales of $7.2 million. Federal funds sold decreased by $565,000 during the three-month period ended March 31, 2002.

         Loans receivable totaled $669.7 million at March 31, 2002, an increase of $23.6 million, or 3.7%, over total loans at December 31, 2001. Loan disbursements totaled $101.7 million during the three-month period ended March 31, 2002, which were partially offset by loan sales of $21.3 million and principal repayments of $56.3 million. Loan origination and sales volume increased by $27.2 million and $10.3 million, respectively, as compared to the same period in 2001. The Company's loan growth for the period was comprised primarily of a $28.0 million, or 8.3%, increase in commercial and other loans, which was partially offset by a $2.0 million, or 0.9%, decrease in loans secured by residential real estate, a $2.0 million, or 2.5%, decrease in installment loans net of unearned interest and a $240,000, or 14.4%, decrease in credit card loans. The Company's allowance for loan losses amounted to $8.6 million at March 31, 2002, an increase of $290,000, or 3.5%, over the total at December 31, 2001. The allowance for loan losses represented 1.27% and 1.28% of the total loan portfolio at March 31, 2002 and December 31, 2001, respectively. Net charge-offs totaled approximately $169,000 and $145,000 for the three months ended March 31, 2002 and 2001, respectively. The Company's allowance represented 173.90% and 160.00% of nonperforming loans, which totaled $5.0 million and $5.2 million at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, nonperforming loans were comprised of $959,000 in installment loans and $4.0 million of loans secured primarily by commercial real estate and one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized at March 31, 2002.

         Deposits totaled $653.7 million at March 31, 2002, an increase of $41.5 million, or 6.8%, over the $612.2 million total at December 31, 2001. The increase resulted primarily from management's continuing marketing efforts to attract demand deposits and low-cost core deposits as well as competitive pricing with respect to certificate of deposit products throughout the Banks' branch network. Proceeds from deposit growth were used primarily to fund loan originations and purchases of investment securities, as well as to repay Federal Home Loan Bank advances during the period.

         Advances from the Federal Home Loan Bank totaled $79.1 million at March 31, 2002, a decrease of $14.9 million, or 15.8%, from the December 31, 2001 total. Securities sold under agreements to repurchase and notes payable increased by $466,000, or 14.5%, and $100,000, or 3.7%, respectively.

                  The Company's stockholders' equity amounted to $58.2 million at March 31, 2002, an increase of $1.8 million, or 3.2%, over the balance at December 31, 2001. The increase resulted primarily from net earnings of $2.5 million, which was partially offset by an increase of $241,000 in the unrealized loss on securities available for sale and $633,000 in dividends declared on common stock. The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2002, the Banks' regulatory capital exceeded all regulatory capital requirements.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 2002 and 2001

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2002 and 2001

General

              Net earnings for the three months ended March 31, 2002 totaled $2.5 million, a $789,000, or 45.3%, increase over the amount reported in the comparable 2001 period. The increase in earnings resulted primarily from a $1.1 million increase in net interest income, a $391,000 increase in other income and a $107,000 decrease in the provision for losses on loans, which were partially offset by a $449,000 increase in general, administrative and other expense and a $337,000 increase in the provision for federal income taxes.

Net Interest Income

              Total interest income for the three months ended March 31, 2002, amounted to $14.2 million, a decrease of $898,000, or 5.9%, from the $15.1 million reported in the comparable 2001 period. Interest income on loans totaled $13.1 million, a decrease of $866,000, or 6.2%, from the comparable 2001 period. This decrease resulted primarily from a 121 basis point decrease in the average fully-taxable equivalent yield, to 8.04% for the three months ended March 31, 2002, which was partially offset by a $49.9 million, or 8.1%, increase in the weighted-average ("average") portfolio balance, from $613.4 million to $663.3 million for the three months ended March 31, 2001 and 2002, respectively. Interest income on investment securities and other interest-earning assets decreased by $32,000, or 2.8%. The decrease resulted primarily from a 185 basis point decrease in the average fully-taxable equivalent yield, to 5.17% for the three months ended March 31, 2002, which was partially offset by a $27.5 million, or 39.5%, increase in the average portfolio balance, from $69.6 million to $97.1 million for the three months ended March 31, 2001 and 2002, respectively.

              Total interest expense amounted to $6.4 million for the three months ended March 31, 2002, a decrease of $2.0 million, or 23.5%, from the $8.4 million reported in the comparable 2001 period. Interest expense on deposits decreased by $2.0 million, or 27.4%, to a total of $5.2 million for the three months ended March 31, 2002. The decrease resulted primarily from a 188 basis point decrease in the average cost of deposits, to 3.69% from 5.57% for the three months ended March 31, 2002 and 2001, respectively, which was partially offset by a $50.3 million, or 9.6%, increase in the average portfolio balance, from $523.2 million to $573.5 million for the three months ended March 31, 2001 and 2002, respectively. Interest expense on borrowings decreased by $3,000, or 0.2%, for the three-month period ended March 31, 2002. This decrease was due to an 81 basis point decrease in the average cost of borrowings, to 5.36% from 6.17% for the three months ended March 31, 2002 and 2001, respectively, which was partially offset by a $12.0 million, or 14.8%, increase in average borrowings outstanding, from $80.8 million to $92.8 million for the three months ended March 31, 2001 and 2002, respectively.

              As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.1 million, or 16.0%, for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The interest rate spread increased by 38 basis points, from 3.37% to 3.75% for the three months ended March 31, 2001 and 2002, respectively. The fully-taxable equivalent net interest margin increased by 22 basis points, from 4.02% to 4.24% for the three-months ended March 31, 2001 and 2002, respectively.

Provision for Losses on Loans

              The provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $460,000 provision for losses on loans for the three months ended March 31, 2002, a decrease of $107,000, or 18.9%, compared to the same period in 2001. The provision for losses on loans in the three-month period ended March 31, 2002, generally reflects the $23.6 million of growth in the loan portfolio during the period.

              Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at March 31, 2002, future adjustments to the allowance could be necessary and net earnings

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 2002 and 2001

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2002 and 2001 (continued)

Provision for Losses on Loans (continued)

could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

              Other income totaled $1.8 million for the three months ended March 31, 2002, an increase of $391,000, or 27.8%, over the amount reported in the comparable 2001 period. This increase resulted primarily from a $46,000, or 7.1%, increase in service fees, charges, and other operating income, an increase of $178,000 in gain on sale of loans, a $53,000 increase in gain on sale of investments and a $122,000 gain on the sale of a former branch location, which were partially offset by an $8,000 decrease in insurance commissions. The increase in gain on sale of loans was due to the $10.3 million, or 93.5%, increase in sales volume year-to-year.

General, Administrative and Other Expense

              General, administrative and other expense totaled $5.4 million for the three months ended March 31, 2002, an increase of $449,000, or 9.0%, over the amount reported in the comparable 2001 period. The increase resulted primarily from a $142,000, or 4.6%, increase in employee compensation and benefits, an increase of $74,000, or 14.0%, in occupancy and equipment, and a $231,000, or 20.0%, increase in other operating expense.

              The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing, normal merit increases, and an increase in benefit plan expense year to year. The increase in occupancy and equipment expense was due primarily to a $57,000 increase in maintenance contract costs, a $31,000 increase in rent expense and a $33,000 increase in real estate taxes, which were partially offset by decreases of $35,000 and $18,000 in depreciation and utilities, respectively. The increase in other operating expense resulted primarily from a $19,000 increase in costs associated with ATM transaction charges and data processing, $55,000 in costs associated with a new computer system upgrade, a $34,000 increase in charitable contributions and a $24,000 increase in employee training, coupled with incremental increases in other operating costs year-to-year.

Federal Income Taxes

              The provision for federal income taxes amounted to $1.2 million for the three months ended March 31, 2002, an increase of $337,000, or 39.8%, over the $847,000 recorded for the comparable 2001 period. The increase resulted primarily from a $1.1 million, or 43.5%, increase in earnings before taxes. The effective tax rates were 31.9% and 32.7% for the three months ended March 31, 2002 and 2001, respectively.


Item 3:           Quantitative and Qualitative Disclosure About Market Risk

                  There has been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                            Oak Hill Financial, Inc.

                                     PART II

Item 1:   Legal Proceedings

          Not applicable

Item 2:   Changes in Securities

          Not applicable

Item 3:   Defaults Upon Senior Securities

          Not applicable

Item 4:   Submission of Matters to a Vote of Security Holders

          (a)       The Company held its 2002 Annual Meeting of
                    Stockholders on April 9, 2002. Holders of 4,609,414 common shares of the Company were present, representing 87.4% of the Company's 5,276,208 common shares outstanding.

          (b)       and (c) The following persons were elected
                    Class II members of the Company's Board of Directors to serve until the 2004 Annual Meeting or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld, indicated below.

                    Name                         Votes For       Votes Withheld

                    Barry M. Dorsey, Ed.D.       4,607,332             2,082
                    Donald R. Seigneur           4,607,557             1,857
                    William S. Siders            4,607,557             1,857
                    H. Grant Stephenson          4,607,557             1,857

                    The continuing Class I Directors, whose terms expire at the 2003 Annual Meeting, are Evan E. Davis, C. Clayton Johnson, John D. Kidd, D. Bruce Knox, and Richard P. LeGrand.

                    The proposal for the ratification of the appointment of Grant Thornton LLP as independent auditor for the Company for the year ending December 31, 2002, was approved with 4,591,164 votes FOR, 1,444 votes AGAINST, and 16,806 votes ABSTAIN.

Item 5:   Other Information

          Not applicable

Item 6:   Exhibits and Reports on Form 8-K

          Exhibits:  Not applicable

          The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

          Form 8-K, dated January 18, 2002, filed with the Securities and Exchange Commission on January 18, 2002.

           o Press Release of Oak Hill Financial, Inc., dated January 17, 2002, announcing the Company's earnings for the three months ("fourth quarter") and twelve months ended December 31, 2001.

                                   SIGNATURES

              Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 6, 2002                      By: /s/ John D. Kidd
                                           ------------------------------------
                                           John D. Kidd
                                           President and Chief Executive Officer




Date: May 6, 2002                      By: /s/ Ron J. Copher
                                           ------------------------------------
                                           Ron J. Copher
                                           Chief Financial Officer