Form 10-Q
period 2002-06-30
OAK HILL FINANCIAL INC
filed 2002-08-09
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2002


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

              Yes X                                 No ____


         As of August 8, 2002, the latest practicable date, 5,333,083 shares of the Registrant's common stock, $.50 stated value, were issued and outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                                                                          Page
                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

            Consolidated Statements of Financial Condition                   3

            Consolidated Statements of Earnings                              4

            Consolidated Statements of Comprehensive Income                  5

            Consolidated Statements of Cash Flows                            6

            Notes to Consolidated Financial Statements                       8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        11

Item 3:  Quantitative and Qualitative Disclosures About Market Risk         15


                          PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  16

Item 2:  Changes in Securities and Use of Proceeds                          16

Item 3:  Default Upon Senior Securities                                     16

Item 4:  Submission of Matters to a Vote Of Security Holders                16

Item 5:  Other Information                                                  16

Item 6:  Exhibits and Form 8-K                                              16

Signatures                                                                  17

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                         June 30,              December 31,
ASSETS                                                                                       2002                      2001
Cash and due from banks                                                                  $ 18,629                  $ 18,915
Federal funds sold                                                                          4,359                    11,651
Investment securities designated as available for sale - at market                         88,993                    75,574
Investment securities designated as held-to-maturity - at cost (approximate market value of $3,233 and $3,386 at June 30, 2002 and December 31, 2001,
  respectively)                                                                             3,407                     3,407

Loans receivable - net                                                                    686,350                   644,444
Loans held for sale - at lower of cost or market                                              589                     1,637
Office premises and equipment - net                                                         9,561                     9,502
Federal Home Loan Bank stock - at cost                                                      5,633                     5,356
Accrued interest receivable                                                                 4,009                     3,821
Real estate acquired through foreclosure                                                       44                     1,587
Goodwill - net                                                                                413                       216
Prepaid expenses and other assets                                                           2,340                     1,257
Prepaid federal income taxes                                                                  154                       -
Deferred federal income taxes                                                                 720                       965
                                                                                          -------                   -------

         Total assets                                                                    $825,201                  $778,332
                                                                                          =======                   =======


LIABILITIES and STOCKHOLDERS' EQUITY

Deposits                                                                                 $655,694                  $612,204
Securities sold under agreements to repurchase                                              3,750                     3,218
Advances from the Federal Home Loan Bank                                                   91,991                    93,942
Notes payable                                                                               2,800                     2,700
Guaranteed preferred beneficial interests in the Corporation's
  junior subordinated debentures                                                            5,000                     5,000
Accrued federal income taxes                                                                  -                       1,061
Accrued interest payable and other liabilities                                              4,196                     3,858
                                                                                          -------                   -------

         Total liabilities                                                                763,431                   721,983

Stockholders' equity
  Common stock - $.50 stated value; authorized 15,000,000 shares,
     5,593,928 and 5,594,228 shares issued at June 30, 2002 and
     December 31, 2001, respectively                                                        2,797                     2,797
  Additional paid-in capital                                                                5,075                     5,114
  Retained earnings                                                                        57,383                    53,506
  Treasury stock (283,670 and 326,933 shares at cost at June 30, 2002
     and December 31, 2001, respectively)                                                  (4,376)                   (5,007)
  Accumulated comprehensive income (loss):
     Unrealized gains (losses) on securities designated as available for sale,
        net of related tax effects                                                            891                       (61)
                                                                                          -------                   -------

         Total stockholders' equity                                                        61,770                    56,349
                                                                                          -------                   -------

         Total liabilities and stockholders' equity                                      $825,201                  $778,332
                                                                                          =======                   =======

                            Oak Hill Financial, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                                Six Months Ended         Three Months Ended
                                                                                     June 30,                  June 30,

                                                                                  2002       2001           2002       2001
                                                                                       (Restated)                (Restated)
INTEREST INCOME

  Loans                                                                        $26,364    $27,776        $13,249    $13,795
  Investment securities                                                          2,136      2,080          1,123      1,075
  Interest-bearing deposits and other                                              188        368             79        219
                                                                                ------     ------         ------     ------
        Total interest income                                                   28,688     30,224         14,451     15,089

INTEREST EXPENSE

  Deposits                                                                      10,214     14,052          4,994      6,861
  Borrowings                                                                     2,482      2,449          1,256      1,220
                                                                                ------     ------         ------     ------
        Total interest expense                                                  12,696     16,501          6,250      8,081
                                                                                ------     ------         ------     ------

        Net interest income                                                     15,992     13,723          8,201      7,008

Provision for losses on loans                                                    1,047      1,072            587        505
                                                                                ------     ------         ------     ------
        Net interest income after provision for losses on loans                 14,945     12,651          7,614      6,503

OTHER INCOME

  Gain on sale of loans                                                            708        475            313        258
  Gain on investment securities transactions                                        77         44             28         48
   Gain on sale of real estate and other                                           122        -              -          -
   Insurance commissions                                                         1,138      1,201            600        655
  Service fees, charges and other operating                                      1,531      1,465            840        820
                                                                                ------     ------         ------     ------
        Total other income                                                       3,576      3,185          1,781      1,781

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

  Employee compensation and benefits                                             6,395      6,264          3,175      3,187
  Occupancy and equipment                                                        1,191      1,019            590        492
  Federal deposit insurance premiums                                                54         78             28         39
  Franchise taxes                                                                  353        334            177        173
  Other operating                                                                2,980      2,581          1,592      1,422
                                                                                ------     ------         ------     ------
        Total general, administrative and other expense                         10,973     10,276          5,562      5,313
                                                                                ------     ------         ------     ------

        Earnings before federal income taxes                                     7,548      5,560          3,833      2,971

FEDERAL INCOME TAXES

  Current                                                                        2,646      1,683          1,110        783
  Deferred                                                                        (245)       151            107        204
                                                                                ------     ------         ------     ------
        Total federal income taxes                                               2,401      1,834          1,217        987
                                                                                ------     ------         ------     ------

  NET EARNINGS                                                                 $ 5,147    $ 3,726        $ 2,616    $ 1,984
                                                                                ======     ======         ======     ======

  EARNINGS PER SHARE

     Basic                                                                        $.97       $.71           $.49       $.38
                                                                                   ===        ===            ===        ===
     Diluted                                                                      $.95       $.71           $.48       $.38
                                                                                   ===        ===            ===        ===

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                                  Six Months Ended         Three Months Ended
                                                                                      June 30,                  June 30,
                                                                                  2002       2001           2002       2001
                                                                                       (Restated)                (Restated)
Net earnings                                                                    $5,147     $3,726         $2,616     $1,984

Other comprehensive income (loss), net of tax:

  Unrealized gains (losses) on securities designated as available for sale, net of taxes (benefits) of $517, $192, $624, and $(34) for the
    respective periods                                                           1,003        372          1,212        (66)

  Reclassification adjustment for realized gains included in net earnings,
     net of taxes of $26, $15, $9, and $16 for the respective periods              (51)       (29)           (19)       (32)
                                                                                 -----      -----          -----      -----

Comprehensive income                                                            $6,099     $4,069         $3,809     $1,886
                                                                                 =====      =====          =====      =====

Accumulated comprehensive income                                                $  891     $  308         $  891     $  308
                                                                                 =====      =====          =====      =====

                            Oak Hill Financial, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)

                                                                                             2002                      2001
                                                                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings for the period                                                            $  5,147                  $  3,726
  Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                                         311                       392
        Gain on investment securities transactions                                            (77)                      (44)
        Gain on sale of other assets                                                         (122)                       (3)
        Amortization of premiums and discounts on investment
         securities - net                                                                     437                       131
        Proceeds from sale of loans in secondary market                                    36,091                    23,042
        Loans disbursed for sale in secondary market                                      (33,697)                  (24,221)
        Gain on sale of loans                                                                (346)                     (230)
        Amortization of deferred loan origination costs                                       144                       163
        Federal Home Loan Bank stock dividends                                               (277)                     (181)
        Provision for losses on loans                                                       1,047                     1,072
        Amortization of goodwill                                                              -                          16
        Increase (decrease) in cash due to changes in:
         Prepaid expenses and other assets                                                   (972)                     (604)
         Accrued interest receivable                                                         (188)                       54
         Accrued interest payable and other liabilities                                       338                       294
         Federal income taxes
            Current                                                                        (1,215)                      706
            Deferred                                                                         (245)                      151
                                                                                          -------                   -------

                  Net cash provided by operating activities                                 6,376                     4,464

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  Loan disbursements                                                                     (199,522)                 (127,017)
  Principal repayments on loans                                                           157,161                   113,943
  Principal repayments on mortgage-backed securities                                        6,375                     4,418
  Proceeds from sale of investment securities                                              15,278                    17,973
  Proceeds from maturity of investment securities                                           5,130                     7,197
  Proceeds from disposition of assets                                                         163                       175
  Purchase of investment securities designated as available for sale                      (39,120)                  (39,346)
  Purchase of office premises and equipment                                                  (715)                     (498)
  Purchase of McNelly Insurance Agency                                                        (97)                      -
  (Increase) decrease in federal funds sold                                                 7,292                    (3,651)
                                                                                          -------                   -------
                  Net cash used in investing activities                                   (48,055)                  (26,806)
                                                                                          -------                   -------

                  Net cash used in operating and investing activities
                     (balance carried forward)                                            (41,679)                  (22,342)
                                                                                          -------                   -------

                            Oak Hill Financial, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)

                                                                                             2002                      2001
                                                                                                                 (Restated)
                  Net cash used in operating and investing activities
                     (balance brought forward)                                           $(41,679)                 $(22,342)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

  Proceeds from securities sold under agreement to repurchase                                 532                       961
  Net increase in deposit accounts                                                         43,490                    21,735
  Proceeds from Federal Home Loan Bank advances                                            78,120                   535,525
  Repayments of Federal Home Loan Bank advances                                           (80,071)                 (531,077)
  Proceeds from notes payable                                                                 -                         400
  Dividends on common shares                                                               (1,270)                   (1,112)
  Purchase of treasury stock                                                                  -                      (1,030)
  Proceeds from issuance of shares under stock option plan                                    592                        66
                                                                                          -------                   -------

                  Net cash provided by financing activities                                41,393                    25,468
                                                                                          -------                   -------

  Net increase (decrease) in cash and cash equivalents                                       (286)                    3,126

  Cash and cash equivalents at beginning of period                                         18,915                    13,227
                                                                                          -------                   -------

  Cash and cash equivalents at end of period                                             $ 18,629                  $ 16,353
                                                                                          =======                   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:
     Federal income taxes                                                                $  3,737                  $  1,089
                                                                                          =======                   =======

     Interest on deposits and borrowings                                                 $ 12,754                  $ 16,264
                                                                                          =======                   =======


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

  Unrealized gains on securities designated as available for sale, net of
     related tax effects                                                                 $    952                  $    343
                                                                                          =======                   =======

  Recognition of mortgage servicing rights in accordance with SFAS No. 140               $    362                  $    245
                                                                                          =======                   =======

   Transfer of loans from held for investment to held for sale                           $  1,000                  $  5,169
                                                                                          =======                   =======

   Issuance of loans upon sale of real estate acquired through foreclosure               $  1,731                  $    -
                                                                                          =======                   =======


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

   Issuance of note payable in connection with the purchase of McNelly
     Insurance Agency                                                                    $    100                  $    -
                                                                                          =======                   =======

  Acquisition of treasury stock in exchange for exercise of stock options                $     23                  $    -
                                                                                          =======                   =======

                            Oak Hill Financial, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six and three month periods ended June 30, 2002 and 2001

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

               On September 30, 2001, the Company, in conjunction with a law firm, formed Oak Hill Title Agency, LLC ("Oak Hill Title") to provide title services for commercial and residential real estate transactions. Oak Hill Title commenced operations in January 2002.

              In January 2002, MPA purchased McNelly Insurance Agency, a local property and casualty insurance agency, for consideration of $100,000 in cash and a $100,000 note payable within one year. This purchase resulted in an increase in goodwill of $197,000.

              The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2001. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

2.   Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Banks, Action, Oak Hill Capital Trust I (the "Trust"), MPA and Oak Hill Title. All intercompany balances have been eliminated.

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

                            Oak Hill Financial, Inc.

        For the six and three month periods ended June 30, 2002 and 2001


3.   Liquidity and Capital Resources (continued)

                  At June 30, 2002, the Company had $278.5 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at the Banks' market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on the results of operations.

                  In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $154.7 million in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At June 30, 2002, the Company had $92.0 million of outstanding FHLB advances.

                  At June 30, 2002, loan commitments, or loans committed but not closed, totaled $20.4 million. Additionally, the Company had unused lines of credit and letters of credit totaling $92.2 million and $767,000, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

4.   Earnings Per Share

              Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 5,301,709, 5,288,051, 5,216,296, and 5,239,606 for the three and six months ended June 30, 2002 and 2001, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed to be outstanding for purposes of computing diluted earnings per share totaled 5,441,731, 5,399,159, 5,261,182, and 5,284,477 for the three and six months ended June 30, 2002 and 2001, respectively.

              Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 140,022, 111,108, 44,886, and 44,871 for three and six months ended June 30, 2002 and 2001, respectively. Options to purchase 562,125 shares of common stock, with a weighted-average exercise price of $16.55, were outstanding at June 30, 2001, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

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

                            Oak Hill Financial, Inc.

        For the six and three month periods ended June 30, 2002 and 2001

5.   Effects of Recent Accounting Pronouncements - continued

              An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 144. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount

              SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Until adoption of SFAS No. 142, existing goodwill continued to be amortized and tested for impairment under previously existing standards. As of the date SFAS No. 142 was adopted and based on the company's current reporting structure, reporting units were established; net assets were assigned to reporting units, unless they did not relate to a reporting unit; and goodwill was assigned to one or more reporting units.

              Within nine months of adopting SFAS No. 142, a company must have completed the first step of the goodwill transitional impairment test: a comparison, as of the beginning of the fiscal year, of each reporting unit's fair value with its carrying value. If the carrying value exceeds fair value, the second step - calculating the amount of goodwill impairment as of the beginning of the fiscal year - would be required as soon as possible, but no later than the end of the fiscal year. Any transitional impairment loss would be reported as a change in accounting principle in the first interim period financial statements of the implementation year, regardless of when the loss measurement is completed. After completion of the first step of the transitional test, a company should disclose which segments might have to recognize an impairment loss and when the potential loss would be measured. If an impairment indicator arises before the completion of the transition testing, a full impairment test would be required as soon as possible. Any goodwill impairment resulting from this test should be reported as an impairment loss, not as a change in accounting principle. SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations, as the elimination of annual goodwill amortization will increase 2002 earnings by approximately $34,000.

               In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity should recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective January 1, 2002, as required, without material effect on the Company's financial condition or results of operations.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six and three month periods ended June 30, 2002 and 2001

Discussion  of Financial  Condition  Changes from  December 31, 2001 to June 30,
2002

         The Company's total assets amounted to $825.2 million at June 30, 2002, an increase of $46.9 million, or 6.0%, over December 31, 2001. The increase was funded primarily through growth in deposits of $43.5 million and an increase in stockholders' equity of $5.4 million, which were partially offset by a decrease in FHLB advances of $2.0 million.

         Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $5.8 million, or 5.3%, to a total of $115.4 million at June 30, 2002, compared to December 31, 2001. Investment securities increased by $13.4 million, as purchases of $39.1 million exceeded maturities and repayments of $11.5 million and sales of $15.2 million. The new purchases included $8.7 million of U.S. Government Agencies, $5.0 million of U.S. Treasuries, $23.9 million of fixed rate mortgage-backed securities and $1.5 million of municipal securities. Federal funds sold decreased by $7.3 million during the six-month period ended June 30, 2002.

         Loans receivable totaled $686.9 million at June 30, 2002, an increase of $40.9 million, or 6.3%, over total loans at December 31, 2001. Loan disbursements totaled $233.2 million during the six-month period ended June 30, 2002, which were partially offset by loan sales of $35.7 million and principal repayments of $157.2 million. Loan origination volume and sales volume increased by $82.0 million and $12.9 million, respectively, during the six-month period ended June 30, 2002, compared to the same period in 2001. The Company's loan growth for the period was comprised primarily of a $24.0 million, or 20.5%, increase in commercial and other loans, and a $20.8 million, or 4.5%, increase in loans secured by real estate, which were partially offset by a $3.6 million, or 4.6%, decrease in installment loans and a $156,000, or 9.4%, decrease in credit card loans. The Company's allowance for loan losses amounted to $9.0 million at June 30, 2002, an increase of $621,000, or 7.4%, over the total at December 31, 2001. The allowance for loan losses represented 1.29% and 1.28% of the total loan portfolio at June 30, 2002 and December 31, 2001, respectively. Net charge-offs totaled approximately $426,000 for both the six months ended June 30, 2002 and 2001. The Company's allowance represented 187.2% and 160.0% of nonperforming loans, which totaled $4.8 million and $5.2 million at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, nonperforming loans were comprised of $727,000 in installment loans, $781,000 in commercial loans and $3.3 million of loans secured primarily by commercial real estate and one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized at June 30, 2002.

         Deposits totaled $655.7 million at June 30, 2002, an increase of $43.5 million, or 7.1%, over the $612.2 million total at December 31, 2001. The increase resulted primarily from management's continuing marketing efforts to attract demand deposits and low-cost core deposits as well as competitive pricing with respect to certificate of deposit products throughout the Banks' branch network. Proceeds from deposit growth were used primarily to fund loan originations and purchases of investment securities during the period.

         Advances from the Federal Home Loan Bank totaled $92.0 million at June 30, 2002, a decrease of $2.0 million, or 2.1%, from the December 31, 2001 total. Securities sold under agreements to repurchase and notes payable increased by $532,000, or 16.5%, and $100,000, or 3.7%, respectively.

         The Company's stockholders' equity amounted to $61.8 million at June 30, 2002, an increase of $5.4 million, or 9.6%, over the balance at December 31, 2001. The increase resulted primarily from net earnings of $5.1 million, $592,000 in proceeds from exercise of stock options and an increase of $952,000 in the unrealized gains on securities available for sale, which were partially offset by $1.3 million in dividends declared on common stock.

The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2002, the Banks' regulatory capital exceeded all regulatory capital requirements.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six and three month periods ended June 30, 2002 and 2001

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2002 and 2001

General

              Net earnings for the six months ended June 30, 2002, totaled $5.1 million, a $1.4 million, or 38.1%, increase over the amount reported in the comparable 2001 period. The increase in earnings resulted primarily from a $2.3 million increase in net interest income, a $391,000 increase in other income and a $25,000 decrease in the provision for losses on loans, which were partially offset by a $697,000 increase in general, administrative and other expense and a $567,000 increase in the provision for federal income taxes.

Net Interest Income

              Total interest income for the six months ended June 30, 2002, amounted to $28.7 million, a decrease of $1.5 million, or 5.1%, from the $30.2 million reported in the comparable 2001 period. Interest income on loans totaled $26.4 million, a decrease of $1.4 million, or 5.1%, from the comparable 2001 period. This decrease resulted primarily from a 122 basis point decrease in the average fully-taxable equivalent yield, to 7.88% for the six months ended June 30, 2002, which was partially offset by a $61.0 million increase in the weighted-average ("average") portfolio balance, from $615.5 million to $676.5 million for the six months ended June 30, 2001 and 2002, respectively. Interest income on investment securities and other interest-earning assets decreased by $124,000, or 5.1%. The decrease resulted primarily from a 130 basis point decrease in the average fully-taxable equivalent yield, to 5.28% for the six months ended June 30, 2002, which was partially offset by a $19.0 million, or 24.1%, increase in the average portfolio balance, from $78.6 million to $97.6 million for the six months ended June 30, 2001 and 2002, respectively.

              Total interest expense amounted to $12.7 million for the six months ended June 30, 2002, a decrease of $3.8 million, or 23.1%, from the comparable 2001 period. Interest expense on deposits decreased by $3.8 million, or 27.3%, to a total of $10.2 million for the six months ended June 30, 2002. The decrease resulted primarily from a 181 basis point decrease in the average cost of deposits, to 3.52% from 5.33% for the six months ended June 30, 2002 and 2001, respectively, which was partially offset by a $53.2 million, or 10.0%, increase in the average portfolio balance, from $531.4 million to $584.6 million for the six months ended June 30, 2001 and 2002, respectively. Interest expense on borrowings increased by $33,000, or 1.3%, for the six-month period ended June 30, 2002. This increase was due to a $15.2 million, or 18.7%, increase in average borrowings outstanding, from $81.6 million to $96.8 million for the six months ended June 30, 2001 and 2002, respectively, which was partially offset by an 88 basis point decrease in the average cost of borrowings, to 5.17% from 6.05% for the six months ended June 30, 2002 and 2001, respectively.

              As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.3 million, or 16.5%, for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The interest rate spread increased by 41 basis points, from 3.39% to 3.80% for the six months ended June 30, 2001 and 2002, respectively. The fully-taxable equivalent net interest margin increased by 22 basis points, from 4.02% to 4.24% for the six-months ended June 30, 2001 and 2002, respectively.

Provision for Losses on Loans

              The provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market areas and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $1.0 million provision for losses on loans for the six months ended June 30, 2002, a decrease of $25,000, or 2.3%, compared to the same period in 2001. The provision for losses on loans for the six-month period ended June 30, 2002, generally reflects the $40.9 million of growth in the loan portfolio during the period.

              Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 2002, future adjustments to the allowance could be necessary and net earnings

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six and three month periods ended June 30, 2002 and 2001

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2002 and 2001 (continued)

Provision for Losses on Loans (continued)

could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

              Other income totaled $3.6 million for the six months ended June 30, 2002, an increase of $391,000, or 12.3%, over the amount reported in the comparable 2001 period. This increase resulted primarily from a $233,000, or 49.1%, increase in gain on sale of loans, a $33,000 increase in gain on sale of investments and a $122,000 gain on the sale of a former branch location. The increase in gain on sale of loans was due to a $12.9 million, or 56.7%, increase in sales volume year-to-year.

General, Administrative and Other Expense

              General, administrative and other expense totaled $11.0 million for the six months ended June 30, 2002, an increase of $697,000, or 6.8%, over the amount reported in the comparable 2001 period. The increase resulted primarily from a $131,000, or 2.1%, increase in employee compensation and benefits, an increase of $172,000, or 16.9%, in occupancy and equipment and a $399,000, or 15.5%, increase in other operating expense.

              The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in occupancy and equipment expense was due primarily to a $99,000 increase in maintenance contract costs and a $71,000 increase in rent expense related to the leasing costs associated with the new data processing hardware. The increase in other operating expense resulted primarily from a $110,000 increase in costs associated with a new computer system upgrade, a $78,000 increase in charitable contributions, $57,000 increase in employee training costs and a $28,000 increase in costs associated with ATM transaction charges and data processing, coupled with incremental increases in other operating costs year-to-year.

Federal Income Taxes

              The provision for federal income taxes amounted to $2.4 million for the six months ended June 30, 2002, an increase of $567,000, or 30.9%, over the amount recorded for the comparable 2001 period. The increase resulted primarily from a $2.0 million, or 35.8%, increase in earnings before taxes. The Company's effective tax rates were 31.8% and 33.0% for the six months ended June 30, 2002 and 2001, respectively.


Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2002 and 2001

General

              Net earnings for the three months ended June 30, 2002 totaled $2.6 million, a $632,000, or 31.9%, increase over the amount reported in the comparable 2001 period. The increase in earnings resulted primarily from a $1.2 million increase in net interest income, which was partially offset by an $82,000 increase in the provision for losses on loans, a $249,000 increase in general, administrative and other expense, and a $230,000 increase in the provision for federal income taxes.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six and three month periods ended June 30, 2002 and 2001

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2002 and 2001 (continued)

Net Interest Income

              Total interest income for the three months ended June 30, 2002, amounted to $14.5 million, a decrease of $638,000, or 4.2%, from the comparable 2001 period. Interest income on loans totaled $13.2 million, a decrease of $546,000, or 4.0%, from the comparable 2001 period. This decrease resulted primarily from a 123 basis point decrease in the average fully-taxable equivalent yield, to 7.73% for the three months ended June 30, 2002, which was partially offset by a $71.7 million, or 11.6%, increase in the average portfolio balance, from $617.7 million to $689.4 million for the three months ended June 30, 2001 and 2002, respectively. Interest income on investment securities and other interest-earning assets decreased by $92,000, or 7.1%. The decrease resulted primarily from an 86 basis point decrease in the average fully-taxable equivalent yield, to 5.40% for the three months ended June 30, 2002, which was partially offset by a $10.9 million, or 12.5%, increase in the average portfolio balance, from $87.0 million to $97.9 million for the three months ended June 30, 2001 and 2002, respectively.

              Total interest expense amounted to $6.3 million for the three months ended June 30, 2002, a decrease of $1.8 million, or 22.7%, from the $8.1 million reported in the comparable 2001 period. Interest expense on deposits decreased by $1.9 million, or 27.2%, to a total of $5.0 million for the three months ended June 30, 2002. The decrease resulted primarily from a 174 basis point decrease in the average cost of deposits, to 3.36% for the three months ended June 30, 2002, which was partially offset by a $56.2 million, or 10.4%, increase in the average portfolio balance, from $539.5 million to $595.7 million for the three months ended June 30, 2001 and 2002, respectively. Interest expense on borrowings increased by $36,000, or 3.0%, for the three-month period ended June 30, 2002. This increase was due to an $18.3 million, or 22.3%, increase in average borrowings outstanding, from $82.4 million to $100.7 million for the three months ended June 30, 2001 and 2002, respectively, which was partially offset by a 94 basis point decrease in the average cost of borrowings, to 5.00% the three months ended June 30, 2002.

              As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.2 million, or 17.0%, for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The interest rate spread increased by 42 basis points, to 3.84% from 3.42% for the three months ended June 30, 2002 and 2001, respectively. The fully-taxable equivalent net interest margin increased by 22 basis points, to 4.25% from 4.03% for the three-months ended June 30, 2002 and 2001, respectively.

Provision for Losses on Loans

              The provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $587,000 provision for losses on loans for the three months ended June 30, 2002, an increase of $82,000, or 16.2%, compared to the same period in 2001. The provision for losses on loans in the three-month period ended June 30, 2002, generally reflects the $18.9 million of growth in the loan portfolio during the period.

Other Income

              Other income totaled $1.8 million for the three months ended June 30, 2002, which equaled the amount reported in the comparable 2001 period. Other income reflected an increase of $55,000, or 21.3%, in gain on sale of loans and a $20,000, or 2.4%, increase in service fees, charges, and other operating income, which were partially offset by a $55,000, or 8.4% decrease in insurance commissions and a $20,000, or 41.7%, decrease in gain on investment securities transactions. The increase in gain on sale of loans was due to the increase in sales volume year-to-year.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six and three month periods ended June 30, 2002 and 2001

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2002 and 2001 (continued)

General, Administrative and Other Expense

              General, administrative and other expense totaled $5.6 million for the three months ended June 30, 2002, an increase of $249,000, or 4.7%, over the amount reported in the comparable 2001 period. The increase resulted primarily from an increase of $98,000, or 19.9%, in occupancy and equipment and a $170,000, or 12.0%, increase in other operating expense.

              The increase in occupancy and equipment expense was due primarily to a $42,000, or 39.6%, increase in maintenance and utilities, a $39,000, or 37.3%, increase in rent expense associated with leasing costs for data processing hardware and a $37,000 increase in depreciation, which were partially offset by a $25,000 decrease in real estate taxes. The increase in other operating expense resulted primarily from a $55,000 increase in costs associated with a new computer system upgrade, a $44,000 increase in charitable contributions, $34,000 increase in employee training costs and a $9,000 increase in costs associated with ATM transaction charges and data processing, coupled with incremental increases in other operating costs year-to-year.

Federal Income Taxes

              The provision for federal income taxes amounted to $1.2 million for the three months ended June 30, 2002, an increase of $230,000, or 23.3%, over the $987,000 recorded for the comparable 2001 period. The increase resulted primarily from an $862,000, or 29.0%, increase in earnings before taxes. The Company's effective tax rates were 31.8% and 33.2% for the three months ended June 30, 2002 and 2001, respectively.


Item 3:           Quantitative and Qualitative Disclosure About Market Risk

                  There has been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

                            Oak Hill Financial, Inc.

                                     PART II

Item 1:    Legal Proceedings

           Not applicable

Item 2:    Changes in Securities

           Not applicable

Item 3:    Defaults Upon Senior Securities

           Not applicable

Item 4:    Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5:    Other Information

           The Company announced in July 2002 its intention to file regulatory applications to merge its two banking subsidiaries, Oak Hill Banks and Towne Bank, into a single bank. Subject to regulatory approval, the target date for completion of the subsidiary merger is December 31, 2002. Merger-related expenses are not expected to exceed $250,000, and management projects that operating expenses can be reduced by at least $300,000 in 2003 and $450,000 annually thereafter with the consolidation of redundant data processing activities, various back-office functions, and third-party expenses. The Company does not anticipate any reduction in workforce as a result of the merger.

Item 6:    Exhibits and Reports on Form 8-K

           Exhibits:

           Exhibit No.                           Description

           99.1                 Certification by Chief Executive Officer,
                                John D. Kidd, dated August 9, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2                 Certification by Chief Financial Officer,
                                Ron J. Copher, dated August 9, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of the Sarbanes-Oxley Act of 2002.


           The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

           Form 8-K, dated July 12, 2002, filed with the Securities and Exchange Commission on July 17, 2002.

               o Press Release of Oak Hill Financial, Inc., dated July 11, 2002, announcing the Company's earnings for the three and six months ended June 30, 2002.

                                   SIGNATURES

              Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 9, 2002                  By: /s/ John D. Kidd
                                          -------------------------------------
                                          John D. Kidd
                                          President and Chief Executive Officer




Date: August 9, 2002                  By: /s/ Ron J. Copher
                                          -------------------------------------
                                          Ron J. Copher
                                          Chief Financial Officer