Form 10-Q
period 2002-09-30
OAK HILL FINANCIAL INC
filed 2002-11-13
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2002


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

                 Yes X                          No ____


         As of November 12, 2002, the latest practicable date, 5,358,143 shares of the Registrant's common stock, $.50 stated value, were issued and outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                                                                           Page
                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

            Consolidated Statements of Financial Condition                   3

            Consolidated Statements of Earnings                              4

            Consolidated Statements of Comprehensive Income                  5

            Consolidated Statements of Cash Flows                            6

            Notes to Consolidated Financial Statements                       8

Item 2:  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      11

Item 3:  Quantitative and Qualitative Disclosures About Market Risk         15

Item 4:  Controls and Procedures                                            15


                 PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                  16

Item 2:  Changes in Securities and Use of Proceeds                          16

Item 3:  Default Upon Senior Securities                                     16

Item 4:  Submission of Matters to a Vote Of Security Holders                16

Item 5:  Other Information                                                  16

Item 6:  Exhibits and Form 8-K                                              16

Signatures                                                                  17

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                    September 30,              December 31,
ASSETS                                                                                       2002                      2001
Cash and due from banks                                                                  $ 27,991                  $ 18,915
Federal funds sold                                                                          6,987                    11,651
Investment securities designated as available for sale - at market                         88,631                    75,574
Investment securities designated as held-to-maturity - at cost (approximate market value of $2,490 and $3,386 at September 30, 2002 and December 31, 2001,
  respectively)                                                                             2,575                     3,407

Loans receivable - net                                                                    693,017                   644,444
Loans held for sale - at lower of cost or market                                            2,056                     1,637
Office premises and equipment - net                                                         9,953                     9,502
Federal Home Loan Bank stock - at cost                                                      5,700                     5,356
Accrued interest receivable                                                                 3,767                     3,821
Real estate acquired through foreclosure                                                       19                     1,587
Goodwill - net                                                                                413                       216
Prepaid expenses and other assets                                                           2,260                     1,257
Prepaid federal income taxes                                                                  359                       --
Deferred federal income taxes                                                                 323                       965
                                                                                          -------                   -------

         Total assets                                                                    $844,051                  $778,332
                                                                                          =======                   =======


LIABILITIES and STOCKHOLDERS' EQUITY

Deposits                                                                                 $662,613                  $612,204
Securities sold under agreements to repurchase                                              5,193                     3,218
Advances from the Federal Home Loan Bank                                                   99,346                    93,942
Notes payable                                                                               2,800                     2,700
Guaranteed preferred beneficial interests in the Corporation's
  junior subordinated debentures                                                            5,000                     5,000
Accrued federal income taxes                                                                  --                      1,061
Accrued interest payable and other liabilities                                              3,836                     3,858
                                                                                          -------                   -------

         Total liabilities                                                                778,788                   721,983

Stockholders' equity
  Common stock - $.50 stated value; authorized 15,000,000 shares, 5,594,228 shares issued at September 30, 2002 and
     December 31, 2001                                                                      2,797                     2,797
  Additional paid-in capital                                                                5,061                     5,114
  Retained earnings                                                                        59,432                    53,506
  Treasury stock (241,585 and 326,933 shares at cost at September 30, 2002
     and December 31, 2001, respectively)                                                  (3,724)                   (5,007)
  Accumulated comprehensive income (loss):
     Unrealized gains (losses) on securities designated as available for sale,
        net of related tax effects                                                          1,697                       (61)
                                                                                          -------                   -------

         Total stockholders' equity                                                        65,263                    56,349
                                                                                          -------                   -------

         Total liabilities and stockholders' equity                                      $844,051                  $778,332
                                                                                          =======                   =======

                            Oak Hill Financial, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                                Nine Months Ended         Three Months Ended
                                                                                  September 30,              September 30,

                                                                                  2002       2001           2002       2001
INTEREST INCOME

  Loans                                                                        $39,449    $41,408        $13,085    $13,629
  Investment securities                                                          3,217      3,096          1,081      1,016
  Interest-bearing deposits and other                                              269        487             81        119
                                                                                ------     ------         ------     ------
        Total interest income                                                   42,935     44,991         14,247     14,764

INTEREST EXPENSE

  Deposits                                                                      15,016     20,213          4,802      6,158
  Borrowings                                                                     3,796      3,751          1,314      1,302
                                                                                ------     ------         ------     ------
        Total interest expense                                                  18,812     23,964          6,116      7,460
                                                                                ------     ------         ------     ------

        Net interest income                                                     24,123     21,027          8,131      7,304

Provision for losses on loans                                                    1,652      1,619            605        547
                                                                                ------     ------         ------     ------
        Net interest income after provision for losses on loans                 22,471     19,408          7,526      6,757

OTHER INCOME

  Gain on sale of loans                                                          1,405        896            697        421
  Gain on investment securities transactions                                       301         42            224         10
   Gain on sale of other assets                                                    437        883            --         883
   Insurance commissions                                                         1,788      1,659            650        460
  Service fees, charges and other operating                                      1,809      2,104            400        627
                                                                                ------     ------         ------     ------
        Total other income                                                       5,740      5,584          1,971      2,401

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

  Employee compensation and benefits                                             9,793      9,134          3,205      2,870
  Occupancy and equipment                                                        1,789      1,555            598        536
  Federal deposit insurance premiums                                                81        105             27         27
  Franchise taxes                                                                  529        495            176        169
  Other operating                                                                4,513      4,228          1,533      1,640
                                                                                ------     ------         ------     ------
        Total general, administrative and other expense                         16,705     15,517          5,539      5,242
                                                                                ------     ------         ------     ------

        Earnings before federal income taxes                                    11,506      9,475          3,958      3,916

FEDERAL INCOME TAXES

  Current                                                                        3,932      3,293          1,248      1,655
  Deferred                                                                        (264)      (167)            19       (367)
                                                                                ------     ------         ------     ------
        Total federal income taxes                                               3,668      3,126          1,267      1,288
                                                                                ------     ------         ------     ------

  NET EARNINGS                                                                 $ 7,838    $ 6,349        $ 2,691    $ 2,628
                                                                                ======     ======         ======     ======

  EARNINGS PER SHARE

     Basic                                                                       $1.48      $1.21           $.50       $.50
                                                                                  ====       ====            ===        ===
     Diluted                                                                     $1.44      $1.20           $.49       $.50
                                                                                  ====       ====            ===        ===

                            Oak Hill Financial, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                                 Nine Months Ended       Three Months Ended
                                                                                   September 30,             September 30,
                                                                                  2002       2001           2002       2001
Net earnings                                                                    $7,838     $6,349         $2,691     $2,628

Other comprehensive income, net of tax:

  Unrealized gains on securities designated as available for sale, net of taxes of $1,008, $368, $492, and $200 for the
        respective periods                                                       1,957        713            954        350

  Reclassification adjustment for realized gains included in net earnings,
     net of taxes of $102, $15, $76, and $3 for the respective periods            (199)       (27)          (148)        (7)
                                                                                 -----      -----          -----      -----

Comprehensive income                                                            $9,596     $7,035         $3,497     $2,971
                                                                                 =====      =====          =====      =====

Accumulated comprehensive income                                                $1,697     $  631         $1,697     $  631
                                                                                 =====      =====          =====      =====

                            Oak Hill Financial, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                             2002                      2001
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings for the period                                                            $  7,838                  $  6,349
  Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                                         429                       598
        Gain on investment securities transactions                                           (301)                      (42)
        Gain on sale of other assets                                                         (314)                     (883)
        Amortization of premiums and discounts on investment
         securities - net                                                                     649                       281
        Proceeds from sale of loans in secondary market                                    66,454                    47,444
        Loans disbursed for sale in secondary market                                      (66,168)                  (47,267)
        Gain on sale of loans                                                                (705)                     (451)
        Amortization of deferred loan origination costs                                       190                       256
        Federal Home Loan Bank stock dividends                                               (192)                     (301)
        Provision for losses on loans                                                       1,652                     1,619
        Amortization of goodwill                                                              --                        25
        Increase (decrease) in cash due to changes in:
         Prepaid expenses and other assets                                                   (885)                   (1,038)
         Accrued interest receivable                                                           54                      (103)
         Accrued interest payable and other liabilities                                       (22)                     (550)
         Federal income taxes
             Current                                                                       (1,420)                    2,431
            Deferred                                                                         (264)                     (167)
                                                                                          -------                   -------

                  Net cash provided by operating activities                                 6,995                     8,201

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  Loan disbursements                                                                     (299,575)                 (196,436)
  Principal repayments on loans                                                           250,920                   167,111
  Principal repayments on mortgage-backed securities                                       10,170                     7,650
  Proceeds from sale of investment securities                                              26,142                    32,418
  Proceeds from maturity of investment securities                                           5,150                     7,197
  Proceeds from disposition of assets                                                         352                     1,462
  Purchase of investment securities designated as available for sale                      (50,328)                  (47,447)
   Purchase of investment securities designated as held to maturity                        (1,050)                      --
  Purchase of office premises and equipment                                                (1,221)                     (598)
  Purchase of McNelly Insurance Agency                                                        (97)                      --
   Purchase of Federal Home Loan Bank stock                                                  (152)                      --
  (Increase) decrease in federal funds sold                                                 4,664                    (6,994)
                                                                                          -------                   -------
                  Net cash used in investing activities                                   (55,025)                  (35,637)
                                                                                          -------                   -------

                  Net cash used in operating and investing activities
                     (balance carried forward)                                            (48,030)                  (27,436)
                                                                                          -------                   -------

                            Oak Hill Financial, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                             2002                      2001
                  Net cash used in operating and investing activities
                     (balance brought forward)                                           $(48,030)                 $(27,436)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

  Proceeds from securities sold under agreement to repurchase                               1,975                     1,834
  Net increase in deposit accounts                                                         50,409                    14,536
  Proceeds from Federal Home Loan Bank advances                                           145,295                   582,750
  Repayments of Federal Home Loan Bank advances                                          (139,891)                 (568,391)
  Proceeds from notes payable                                                                  --                       400
  Dividends on common shares                                                               (1,912)                   (1,686)
  Purchase of treasury stock                                                                   --                    (1,030)
  Proceeds from issuance of shares under stock option plan                                  1,230                       693
                                                                                          -------                   -------

                  Net cash provided by financing activities                                57,106                    29,106
                                                                                          -------                   -------

  Net increase in cash and cash equivalents                                                 9,076                     1,670

  Cash and cash equivalents at beginning of period                                         18,915                    13,227
                                                                                          -------                   -------

  Cash and cash equivalents at end of period                                             $ 27,991                  $ 14,897
                                                                                          =======                   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:
     Federal income taxes                                                                $  5,218                  $  1,089
                                                                                          =======                   =======

     Interest on deposits and borrowings                                                 $ 19,511                  $ 24,734
                                                                                          =======                   =======


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

  Unrealized gains on securities designated as available for sale, net of
     related tax effects                                                                 $  1,758                  $    686
                                                                                          =======                   =======

  Recognition of mortgage servicing rights in accordance with SFAS No. 140               $    700                  $    445
                                                                                          =======                   =======

   Issuance of loans upon sale of real estate acquired through foreclosure               $  1,760                  $   --
                                                                                          =======                   =======

   Transfers from loans to real estate acquired through foreclosure                      $  1,538                  $     86
                                                                                          =======                   =======

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

   Issuance of note payable in connection with the purchase of McNelly
     Insurance Agency                                                                    $    100                  $   --
                                                                                          =======                   =======

  Acquisition of treasury stock in exchange for exercise of stock options                $     23                  $   --
                                                                                          =======                   =======

                            Oak Hill Financial, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the nine and three month periods ended September 30, 2002 and 2001

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

              On August 31, 2001, the Company combined with Innovative Financial Services Agency, Inc. ("IFS") in a transaction whereby IFS became a wholly-owned subsidiary of the Company. IFS was renamed Oak Hill Financial Insurance Agency, Inc. and conducts business as McNelly, Patrick & Associates ("MPA"). MPA is an insurance agency specializing in group health insurance and other employee benefits in southern and central Ohio. The transaction was initiated prior to July 1, 2001 and was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements for the period ended September 30, 2001 have previously been restated to reflect the effects of the business combination as of January 1, 2001. Pursuant to the merger agreement, the Company issued 172,414 shares of common stock in exchange for the shares of MPA.

               On September 30, 2001, the Company formed Oak Hill Title Agency, LLC ("Oak Hill Title"), in conjunction with a law firm, to provide title services for commercial and residential real estate transactions. Oak Hill Title commenced operations in January 2002.

              In January 2002, MPA purchased McNelly Insurance Agency, a local property and casualty insurance agency, for consideration of $100,000 in cash and a $100,000 note payable within one year. This purchase resulted in an increase in goodwill of $197,000.

              The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2001. However, all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

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

                            Oak Hill Financial, Inc.

     For the nine and three month periods ended September 30, 2002 and 2001


3.   Liquidity and Capital Resources (continued)

                  At September 30, 2002, the Company had $234.7 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at the Banks' market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on the results of operations.

                  In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $152.4 million in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At September 30, 2002, the Company had $99.3 million of outstanding FHLB advances.

                  At September 30, 2002, loan commitments, or loans committed but not closed, totaled $29.4 million. Additionally, the Company had unused lines of credit and letters of credit totaling $80.2 million and $841,000, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

4.   Earnings Per Share

              Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 5,334,226, 5,303,656, 5,233,713, and 5,237,620 for the three and nine months ended September 30, 2002 and 2001, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed to be outstanding for purposes of computing diluted earnings per share totaled 5,481,908, 5,424,228, 5,286,066, and 5,280,365 for the three and nine months ended September 30, 2002 and 2001, respectively.

              Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 147,682, 120,572, 52,353, and 42,745 for three and nine months ended September 30, 2002 and 2001, respectively. Options to purchase 420,875 shares of common stock, with a weighted-average exercise price of $17.11, were outstanding at September 30, 2001, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

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

                            Oak Hill Financial, Inc.

     For the nine and three month periods ended September 30, 2002 and 2001

5.   Effects of Recent Accounting Pronouncements - continued

              SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 effective January 1, 2002, as required, without material effect on the Company's financial position or results of operations, as the elimination of annual goodwill amortization will increase 2002 earnings by approximately $34,000.

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

              In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company's financial condition or results of operations.

              In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

              SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. Otherwise, the acquisition should be accounted for as the acquisition of net assets.

              SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

              The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.

              SFAS No. 147 is not expected to have a material effect on the Company's financial condition or results of operations.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the nine and three month periods ended September 30, 2002 and 2001

Discussion of Financial Condition Changes from December 31, 2001 to September 30, 2002

         The Company's total assets amounted to $844.1 million at September 30, 2002, an increase of $65.7 million, or 8.4%, over December 31, 2001. The increase was funded primarily through growth in deposits of $50.4 million, an increase in stockholders' equity of $8.9 million, an increase in FHLB advances of $5.4 million.

         Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $16.6 million, or 15.2%, to a total of $126.2 million at September 30, 2002, compared to December 31, 2001. Investment securities increased by $12.2 million, as purchases of $51.4 million exceeded maturities and repayments of $15.3 million and sales of $26.1 million. Purchases during the nine months ended September 30, 2002 were comprised of $8.7 million of U.S. Government agency securities, $5.0 million of U.S. Treasury Securities, $34.2 million of fixed rate mortgage-backed securities, $2.5 million of municipal securities and $1.0 million of trust preferred securities. Federal funds sold decreased by $4.7 million during the nine-month period ended September 30, 2002.

         Loans receivable totaled $695.1 million at September 30, 2002, an increase of $49.0 million, or 7.6%, over total loans at December 31, 2001. Loan disbursements totaled $365.7 million during the nine-month period ended September 30, 2002, which were partially offset by loan sales of $65.7 million and principal repayments of $250.9 million. Loan origination volume and sales volume increased by $122.0 million and $18.8 million, respectively, during the nine-month period ended September 30, 2002, compared to the same period in 2001. The Company's loan growth for the period was comprised primarily of an $8.5 million, or 7.2%, increase in commercial and other loans, and a $43.8 million, or 9.6%, increase in loans secured by real estate, which were partially offset by a $3.2 million, or 4.0%, decrease in installment loans and a $124,000, or 7.4%, decrease in credit card loans. The Company's allowance for loan losses amounted to $8.9 million at September 30, 2002, an increase of $574,000, or 6.9%, over the total at December 31, 2001. The allowance for loan losses represented 1.27% and 1.28% of the total loan portfolio at September 30, 2002 and December 31, 2001, respectively. Net charge-offs totaled approximately $1.1 million and $850,000 for the nine months ended September 30, 2002 and 2001, respectively. The Company's allowance represented 89.2% and 160.0% of nonperforming loans, which totaled $10.0 million and $5.2 million at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, nonperforming loans were comprised of $715,000 in installment loans, $150,000 in commercial loans, $7.1 million of loans secured primarily by commercial real estate and $2.1 million of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized at September 30, 2002.

         Deposits totaled $662.6 million at September 30, 2002, an increase of $50.4 million, or 8.2%, over the $612.2 million total at December 31, 2001. The increase resulted primarily from management's continuing marketing efforts to attract demand deposits and low-cost core deposits as well as competitive pricing with respect to certificate of deposit products throughout the Banks' branch network. Proceeds from deposit growth were used primarily to fund loan originations and purchases of investment securities during the period.

         Advances from the Federal Home Loan Bank totaled $99.3 million at September 30, 2002, an increase of $5.4 million, or 5.8%, over the December 31, 2001 total. Securities sold under agreements to repurchase and notes payable increased by $2.0 million, or 61.4%, and $100,000, or 3.7%, respectively.

         The Company's stockholders' equity amounted to $65.3 million at September 30, 2002, an increase of $8.9 million, or 15.8%, over the balance at December 31, 2001. The increase resulted primarily from net earnings of $7.8 million, $1.2 million in proceeds from exercise of stock options and an increase of $1.8 million in the unrealized gains on securities available for sale, which were partially offset by $1.9 million in dividends declared on common stock.

         The Banks are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2002, the Banks' regulatory capital exceeded all regulatory capital requirements.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the nine and three month periods ended September 30, 2002 and 2001

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2002 and 2001

General

              Net earnings for the nine months ended September 30, 2002, totaled $7.8 million, an increase of $1.5 million, or 23.5%, over the amount reported in the comparable 2001 period. The increase in earnings resulted primarily from a $3.1 million increase in net interest income and a $156,000 increase in other income, which were partially offset by a $33,000 increase in provision for losses on loans, a $1.2 million increase in general, administrative and other expense and a $542,000 increase in the provision for federal income taxes.

Net Interest Income

              Total interest income for the nine months ended September 30, 2002, amounted to $42.9 million, a decrease of $2.1 million, or 4.6%, from the $45.0 million reported in the comparable 2001 period. Interest income on loans totaled $39.4 million, a decrease of $2.0 million, or 4.7%, from the comparable 2001 period. This decrease resulted primarily from a 122 basis point decrease in the average fully-taxable equivalent yield, to 7.72% for the nine months ended September 30, 2002, which was partially offset by a $65.6 million increase in the weighted-average ("average") portfolio balance, from $619.2 million to $684.8 million for the nine months ended September 30, 2001 and 2002, respectively. Interest income on investment securities and other interest-earning assets decreased by $97,000, or 2.7%. The decrease resulted primarily from a 126 basis point decrease in the average fully-taxable equivalent yield, to 5.22% for the nine months ended September 30, 2002, which was partially offset by a $19.4 million increase in the average portfolio balance, to $97.5 million from $78.1 million for the nine months ended September 30, 2002 and 2001, respectively.

              Total interest expense amounted to $18.8 million for the nine months ended September 30, 2002, a decrease of $5.2 million, or 21.5%, from the comparable 2001 period. Interest expense on deposits decreased by $5.2 million, or 25.7%, to a total of $15.0 million for the nine months ended September 30, 2002. The decrease resulted primarily from a 169 basis point decrease in the average cost of deposits, to 3.42% from 5.11% for the nine months ended September 30, 2002 and 2001, respectively, which was partially offset by a $58.6 million, or 11.1%, increase in the average portfolio balance, from $529.2 million to $587.8 million for the nine months ended September 30, 2001 and 2002, respectively. Interest expense on borrowings increased by $45,000, or 1.2%, for the nine-month period ended September 30, 2002. This increase was due to a $15.7 million, or 18.5%, increase in average borrowings outstanding, from $84.8 million to $100.5 million for the nine months ended September 30, 2001 and 2002, respectively, which was partially offset by an 86 basis point decrease in the average cost of borrowings, to 5.05% from 5.91% for the nine months ended September 30, 2002 and 2001, respectively.

              As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.1 million, or 14.7%, for the nine month period ended September 30, 2002, as compared to the nine month period ended September 30, 2001. The interest rate spread increased by 31 basis points, from 3.44% to 3.75% for the nine month periods ended September 30, 2001 and 2002, respectively. The fully-taxable equivalent net interest margin increased by 13 basis points, from 4.07% to 4.20% for the nine months ended September 30, 2001 and 2002, respectively.

Provision for Losses on Loans

              The provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market areas and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $1.7 million provision for losses on loans for the nine months ended September 30, 2002, an increase of $33,000, or 2.0%, compared to the same period in 2001. The provision for losses on loans for the nine-month period ended September 30, 2002, generally reflects the $49.0 million of growth in the loan portfolio during the period and the increase in nonperforming loans.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the nine and three month periods ended September 30, 2002 and 2001

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2002 and 2001 (continued)

Provision for Losses on Loans (continued)

              Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 2002, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income

              Other income totaled $5.7 million for the nine months ended September 30, 2002, an increase of $156,000, or 2.8%, over the amount reported in the comparable 2001 period. This increase resulted primarily from a $509,000, or 56.8%, increase in gain on sale of loans, a $259,000 increase in gain on sale of investments, a $122,000 gain on sale of real estate and a $129,000, or 7.8%, increase in insurance commissions, which were partially offset by the $883.000 gain on sale of branch office realized in the 2001 period. The increase in gain on sale of loans was due to an $18.8 million, or 39.9%, increase in sales volume year-to-year.

General, Administrative and Other Expense

              General, administrative and other expense totaled $16.7 million for the nine months ended September 30, 2002, an increase of $1.2 million, or 7.7%, over the amount reported in the comparable 2001 period. The increase resulted primarily from a $659,000, or 7.2%, increase in employee compensation and benefits, an increase of $234,000, or 15.0%, in occupancy and equipment and a $285,000, or 6.7%, increase in other operating expense.

              The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations and additional management staffing. In addition, normal merit increases and incentive based compensation, as well as, additional retirement expenses contributed to the increase. The increase in occupancy and equipment expense was due primarily to a $139,000 increase in maintenance contract costs and a $113,000 increase in rent expense related to the leasing costs associated with the new data processing hardware. The increase in other operating expense resulted primarily from a $164,000 increase in costs associated with a new computer system upgrade, a $119,000 increase in charitable contributions, a $72,000 increase in employee training costs and a $41,000 increase in costs associated with ATM transaction charges and data processing, coupled with incremental increases in other operating costs year-to-year, which were partially offset by decreases of $27,000 and $202,000 in professional fees and merger-related expenses, respectively.

Federal Income Taxes

              The provision for federal income taxes amounted to $3.7 million for the nine months ended September 30, 2002, an increase of $542,000, or 17.3%, over the amount recorded for the comparable 2001 period. The increase resulted primarily from a $2.0 million, or 21.4%, increase in earnings before taxes. The Company's effective tax rates were 31.9% and 33.0% for the nine months ended September 30, 2002 and 2001, respectively.

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2002 and 2001

General

              Net earnings for the three months ended September 30, 2002 totaled $2.7 million, a $63,000, or 2.4%, increase over the amount reported in the comparable 2001 period. The increase in earnings resulted primarily from an $827,000 increase in net interest income and a $21,000 decrease in the provision for federal income taxes, which were partially offset by a $58,000 increase in the provision for losses on loans, a $430,000 decrease in other income, and a $297,000 increase in general, administrative and other expense.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the nine and three month periods ended September 30, 2002 and 2001

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2002 and 2001 (continued)

Net Interest Income

              Total interest income for the three months ended September 30, 2002, amounted to $14.2 million, a decrease of $517,000, or 3.5%, from the comparable 2001 period. Interest income on loans totaled $13.1 million, a decrease of $544,000, or 4.0%, from the comparable 2001 period. This decrease resulted primarily from a 121 basis point decrease in the average fully-taxable equivalent yield, to 7.42% for the three months ended September 30, 2002, which was partially offset by a $74.7 million, or 11.9%, increase in the average portfolio balance, from $626.5 million to $701.2 million for the three months ended September 30, 2001 and 2002, respectively. Interest income on investment securities and other interest-earning assets increased by $27,000, or 2.4%. The increase resulted primarily from a $19.9 million, or 25.7%, increase in the average portfolio balance, from $77.6 million to $97.5 million for the three months ended September 31, 2001 and 2002, respectively, which was partially offset by a 116 basis point decrease in the average fully-taxable equivalent yield, to 5.10% for the three months ended September 30, 2002.

              Total interest expense amounted to $6.1 million for the three months ended September 30, 2002, a decrease of $1.3 million, or 18.0%, from the comparable 2001 period. Interest expense on deposits decreased by $1.4 million, or 22.0%, to a total of $4.8 million for the three months ended September 30, 2002. The decrease resulted primarily from a 145 basis point decrease in the average cost of deposits, to 3.21% for the three months ended September 30, 2002, which was partially offset by a $69.3 million, or 13.2%, increase in the average portfolio balance, from $524.9 million to $594.2 million for the three months ended September 30, 2001 and 2002, respectively. Interest expense on borrowings increased by $12,000, or 0.9%, for the three-month period ended September 30, 2002. This increase was due to a $16.6 million, or 18.2%, increase in average borrowings outstanding, from $91.1 million to $107.7 million for the three months ended September 30, 2001 and 2002, respectively, which was partially offset by an 83 basis point decrease in the average cost of borrowings, to 4.84% the three months ended September 30, 2002.

              As a result of the foregoing changes in interest income and interest expense, net interest income increased by $827,000, or 11.3%, for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The interest rate spread increased by 12 basis points, to 3.68% from 3.56% for the three month periods ended September 30, 2002 and 2001, respectively. The fully-taxable equivalent net interest margin decreased by 7 basis points, from 4.17% to 4.10% for the three month periods ended September 30, 2001 and 2002, respectively.

Provision for Losses on Loans

              The provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $605,000 provision for losses on loans for the three months ended September 30, 2002, an increase of $58,000, or 10.6%, compared to the same period in 2001. The provision for losses on loans in the three-month period ended September 30, 2002, generally reflects the $8.1 million of growth in the loan portfolio during the period and the increase in the level of nonperforming loans.

Other Income

              Other income totaled $2.0 million for the three months ended September 30, 2002, a decrease of $430,000, or 17.9% from the comparable 2001 period. The decrease was due primarily to the $883,000 gain on sale of branch office in the 2001 period and a $227,000, or 36.2%, decrease in service fees, charges, and other operating income, which were partially offset by an increase of $276,000, or 65.6%, in gain on sale of loans, a $214,000 increase in gain on investment securities transactions, and a $190,000, or 41.3%, increase in insurance commissions. Service fees, charges, and other operating income decreased primarily due to a $36,000, or 7.4%, decrease in service charges and NSF fees on deposit accounts and an increase in mortgage servicing rights amortization. The increase in gain on sale of loans was due to the increase in sales volume year-to-year.

                            Oak Hill Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the nine and three month periods ended September 30, 2002 and 2001

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2002 and 2001 (continued)

General, Administrative and Other Expense

              General, administrative and other expense totaled $5.5 million for the three months ended September 30, 2002, an increase of $297,000, or 5.7%, over the amount reported in the comparable 2001 period. The increase resulted primarily from a $335,000, or 11.7%, increase in employee compensation and benefits and an increase of $62,000, or 11.6%, in occupancy and equipment, which were partially offset by a $107,000, or 6.5%, decrease in other operating expense.

              The increase in employee compensation and benefits was due primarily from increased staffing levels required in connection with the establishment of new branch locations and additional management staffing. In addition, normal merit increases and incentive based compensation, as well as, additional retirement expenses contributed to the increase. The increase in occupancy and equipment expense was due primarily to a $40,000, or 34.4%, increase in maintenance and utilities and a $22,000, or 18.4%, increase in rent expense associated with leasing costs for data processing hardware. The decrease in other operating expense resulted primarily from a $177,000 decrease in merger-related expenses, a $161,000 decrease in computer and PC software and a $62,000 decrease in professional fees, which were partially offset by a $55,000 increase in costs associated with a new computer system upgrade, a $39,000 increase in charitable contributions coupled with incremental increases in other operating costs year-to-year.

Federal Income Taxes

              The provision for federal income taxes amounted to $1.3 million for the three months ended September 30, 2002, a decrease of $21,000, or 1.6%, from the amount recorded for the comparable 2001 period. The decrease resulted primarily from interest on non-taxable investments. As a result, the effective tax rate decreased from 32.9% to 32.0% for the three months ended September 31, 2001 and 2002, respectively, which was partially offset by a $42,000 or 1.1%, increase in earnings before taxes.


Item 3:   Quantitative and Qualitative Disclosure About Market Risk

          There has been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

Item 4:   Controls and Procedures

          (a) Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

          (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

                  Not applicable

Item 3:           Defaults Upon Senior Securities

                  Not applicable

Item 4:           Submission of Matters to a Vote of Security Holders

                  Not applicable

Item 5:           Other Information

                  The Company announced in July 2002 its intention to file regulatory applications to merge its two banking subsidiaries, Oak Hill Banks and Towne Bank, into a single bank. Subject to regulatory approval, the target date for completion of the subsidiary merger is November 30, 2002. Merger-related expenses are not expected to exceed $375,000, and management projects that operating expenses can be reduced by at least $300,000 in 2003 and $450,000 annually thereafter with the consolidation of redundant data processing activities, various back-office functions, and third-party expenses. The Company does not anticipate any reduction in workforce as a result of the merger.

Item 6:           Exhibits and Reports on Form 8-K

                  Exhibits:

                  Exhibit No.                      Description

                  99.1 Certification by Chief Executive Officer, John D. Kidd, dated November 12, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification by Chief Financial Officer, Ron J. Copher, dated November 12, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                  The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

                  Form 8-K, dated October 11, 2002, filed with the Securities and Exchange Commission on October 11, 2002.

                    o Press Release of Oak Hill Financial, Inc., dated October 10, 2002, announcing the Company's earnings for the three and nine months ended September 30, 2002.

                                   SIGNATURES

              Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 12, 2002            By: /s/ John D. Kidd
                                       --------------------------------------
                                       John D. Kidd
                                       President and Chief Executive Officer




Date: November 12, 2002            By: /s/ Ron J. Copher
                                       --------------------------------------
                                       Ron J. Copher
                                       Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John D. Kidd, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Oak Hill Financial, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                           /s/ John D. Kidd
                                           ----------------------------------
                                           John D. Kidd
                                           Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ron J. Copher, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Oak Hill Financial, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                             /s/ Ron J. Copher
                                             ----------------------------------
                                             Ron J. Copher
                                             Chief Financial Officer