Form 10-K
OAK HILL FINANCIAL INC
filed 2003-03-31
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                            -------------------------

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

              Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ X ] No [ ]

              Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

              The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2002 was $68,948,261.90. For purposes of this calculation, executive officers and directors of the registrant are considered affiliates.

              There were 5,449,441shares of the registrant's common stock outstanding at March 26, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Part II and IV.

              Portions of the proxy statement dated February 26, 2002 for the Annual Meeting of Stockholders to be held April 8, 2003 are incorporated by reference in to Part III.

                                TABLE OF CONTENTS

                                                                            PAGE


                                     PART I

Item 1.       Business                                                         3

Item 2.       Properties                                                      18

Item 3.       Legal Proceedings                                               19

Item 4.       Submission of Matters to a Vote of Security Holders             19

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters                                           20

Item 6.       Selected Financial Data                                         21

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     23

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk      29

Item 8.       Financial Statements and Supplementary Data                     29

Item 9.       Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure                                      29

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant              29

Item 11.      Executive Compensation                                          29

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management                                                    29

Item 13.      Certain Relationships and Related Transactions                  29

                                     PART IV

Item 14.      Controls and Procedures                                         30

Item 15.      Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K                                                      30

Signatures                                                                    32

Certifications                                                                34

                                     PART I

ITEM 1.  BUSINESS.

OAK HILL FINANCIAL, INC.

         Oak Hill Financial, Inc., an Ohio corporation (the "Company") formed in 1981, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to regulation by the Federal Reserve Board. The Company engages indirectly in the business of commercial banking and other permissible activities closely related to banking and consumer finance lending through four wholly owned subsidiaries, Oak Hill Banks ("Oak Hill"), Action Finance Company ("Action"), McNelly, Patrick & Associates ("MPA") and Oak Hill Title Agency, LLC ("Oak Hill Title"). The Company provides management and similar services for its subsidiaries. Since it does not conduct any operating businesses itself, the Company must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information, see Note A of the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Stockholders, which is incorporated by reference in response to this item.

         The Company faces strong competition from both banking and non-banking institutions. Its banking competitors include local and regional banks and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as savings and loan associations and credit unions offer a wide range of loan and deposit services that are directly competitive with those offered by Oak Hill. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by Oak Hill. Major stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from non-bank and non-savings and loan organizations will continue to grow.

         The range of services provided by the Company's subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, other personal loan financing, group health insurance and other employee benefits, and title services for commercial and residential real estate transactions. Each of the subsidiaries operates under the direction of a Board of Directors and officers.

         The Company's internet site WWW.OAKF.COM contains a hyperlink to the Securities and Exchange Commission's ("SEC") website where the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments, if any, to these reports filed pursuant to Sections 13a or 15d of the Securities Exchange Act of 1934 can be obtained free of charge on EDGAR as soon as reasonably practicable after the Company has filed the report with the SEC.

LENDING ACTIVITIES

         GENERAL. The Company generally makes loans in southern and central Ohio where its branches are located. The Company's principal lending activities are the origination of (i) conventional one-to-four family residential loans, and
(ii) commercial loans, most of which are secured by real estate located in the Company's primary market area. These loan categories accounted for approximately 91% of the Company's net loan portfolio at December 31, 2002. The Company also makes consumer loans, including installment loans and second mortgages, and offers credit cards.

         LOAN PORTFOLIO COMPOSITION AND ACTIVITY. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages for each of the last five years, along with a reconciliation to loans receivable, net of the allowance for loan losses.


                                                                      AT DECEMBER 31,
                                                                      ---------------
                                  2002             2001                 2000                   1999                1998
                                  ----             ----                 ----                   ----                ----
                         AMOUNT      PERCENT  AMOUNT   PERCENT   AMOUNT      PERCENT     AMOUNT      PERCENT  AMOUNT   PERCENT
                         ------      -------  ------   -------- -------      -------     ------      -------  ------   -------
                                                                 (Dollars in  thousands)
Type of loan:
1-4 family              $245,794      35.0%  $373,323    37.0%    $240,593     40.1%     $223,365      44.0%  $179,972   43.8%
  residential loans

Commercial and other     391,586      55.8    216,611    52.2      275,500     46.0       215,205      42.3    170,579   41.5
  loans

Consumer loans            72,012      10.3     62,829    11.8       88,585     14.8        74,045      14.6     63,873   15.5


Credit cards               1,694       0.2      1,663     0.3        1,605      0.3         1,486       0.3      1,405    0.3
                         -------     -----    -------   -----      -------    -----       -------     -----    -------  -----

Total loans              711,086     101.3    654,426   101.3      606,283    101.2       514,101     101.2    415,829  101.1

Less:

  Allowance for loan
    losses                (9,142)     (1.3)    (8,345)  (1.3)       (7,197)    (1.2)       (6,132)     (1.2)    (4,583)  (1.1)
                         -------     -----    -------   -----      -------    -----       -------     -----    -------  -----

Total loans receivable,
  net                   $701,944     100.0%  $646,081  100.0%     $599,086    100.0%     $507,969     100.0%  $411,246  100.0%
                        ========     =====   ========  ======     ========    =====      ========     =====   ========  ======

         The following is maturity information with respect to commercial loans at December 31, 2002.


                                 After one year              After five years
 Less than one year            Through five years           Through ten years             After ten years
 ------------------            ------------------           -----------------             ---------------
            Weighted                     Weighted                     Weighted                     Weighted
            Average                      Average                      Average                      Average
  Amount     Yield              Amount    Yield              Amount    Yield              Amount    Yield      Total
  ------     -----              ------    -----              ------    -----              ------    -----      -----
                                                          (Dollars in thousands)

$ 84,143      5.70%            $ 69,509   6.13%              $ 60,002   6.95%             $177,932  7.65%      $391,586
 =======    ======              =======   ====                =======   ====               =======  ====        =======


         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. A significant portion of the Company's lending activity is the origination of permanent conventional loans secured by one-to-four-family residences located within the Company's primary market area. The Company typically makes adjustable rate mortgage loans and holds the loans in portfolio. More than 43% of the Company's portfolio of permanent conventional mortgage loans secured by one-to four family residences are adjustable rate. The Company also underwrites fixed-rate residential mortgage loans, and may sell those loans on a servicing-retained basis in the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC") or to the Federal National Mortgage Association ("FNMA"), or on a servicing-released basis to another financial institution.

         The Company makes fixed-rate loans on one- to four-family residences up to 97% of the value of the real estate and improvements (the "loan-to-value" or "LTV") substantially all of which are sold in the secondary market. Residential real estate loans are offered by the Company for terms of up to 30 years. The Company requires private mortgage insurance for the amount of such loans in excess of 80% of the value of the real estate securing such loans.

         The aggregate amount of the Company's one-to four family residential real estate loans totaled approximately $245.8 million at December 31, 2002, and represented 35.0% of net loans at such date. At such date, loans secured by residential real estate with outstanding balances of approximately $1.1 million, or 0.45%, of its total one-to four family residential real estate loan balance, were more than 90 days delinquent or nonaccruing.

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

         The aggregate amount of the Company's commercial loans without real estate as primary or secondary collateral totaled approximately $130.0 million at December 31, 2002, and represented 33.2% of commercial loans at that date. At such date, commercial loans that were more than 90 days delinquent or nonaccruing totaled approximately $564,000, or 0.43% of its commercial loan portfolio. The aggregate amount of the Company's commercial loans with real estate as primary or secondary collateral was approximately $261.6 million at December 31, 2002, and at such date, approximately $4.2 million in outstanding balances, or 1.6% of such loans, were more than 90 days delinquent or nonaccruing.

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

         At December 31, 2002, the Company had approximately $73.7 million in its consumer loan and credit card portfolio, which was 10.5% of the Company's total net loans. Approximately $896,000 of these loans were over 90 days delinquent or nonaccruing on that date, which represented 1.2% of the portfolio.

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

         INCOME FROM LENDING ACTIVITIES. The Company earns interest and fee income from its lending activities. The Company earns fees for originating loans and for making commitments to originate loans and loan participations. Certain fees, net of origination costs, are deferred and amortized over the life of the loan. The Company also receives fees related to existing loans, such as late charges. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note A-4 to the Consolidated Financial Statements contains a discussion of the manner in which origination fees are recognized for financial reporting purposes. In addition, the Company conducts mortgage banking activities, whereby, the Company sells certain fixed-rate residential loans in the secondary market to the FHLMC and FNMA, recognizing gains upon the sale comprised of a cash component as well as mortgage servicing rights.

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

         When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been reached, the Banks will contact an attorney and request that the required 30-day prior notice of foreclosure or repossession proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. Historically, this procedure has aided in achieving a low level of nonperforming loans and, as of December 31, 2002, only $7.3 million or 1.03% of the Company's total loan portfolio was over 90 days delinquent or nonaccruing. As of December 31, 2002, the Company's level of nonperforming assets to total assets was 0.88%.

       If a credit card account becomes 10 days delinquent, a notice is sent to the account holder demanding that the payment be made to bring the account current. Another notice is sent to the cardholder if the account becomes 20 days delinquent. If payment is not received within 30 days, authorization requests are denied, a message about the delinquency appears on the cardholder's account statement, and a follow-up telephone call is made. These telephone collection efforts and account statement messages continue until the account is deemed uncollectible. Legal action is considered during this time. As of December 31, 2002, approximately $10,000 in outstanding balances, or 0.59% of credit card loans were nonperforming.

       On December 31, 2002, the Company did not hold any real estate or other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such real estate, when acquired, is classified as "other real estate owned" until it is sold and is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling expenses. Any subsequent write-down is charged to expense. Generally, unless the property is a one-to-four family residential dwelling and well-collateralized, interest accrual ceases in 90 days, but no later than the date of acquisition. From that date, all costs incurred in maintaining the property are expensed. "Other real estate owned" is appraised during the foreclosure process, prior to the time of acquisition, and losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

         The Company had no impaired loans, as defined under SFAS No. 114, at December 31, 2002 and 2001.

         The following is a summary of the Company's loan loss experience and selected ratios for the periods presented.


                                                              YEAR ENDED DECEMBER 31,
                                          2002            2001          2000             1999         1998
                                          ----            ----          ----             ----         ----
                                                                 (Dollars in thousands)
Allowance for loan losses
  (beginning of period)............     $  8,345       $  7,197      $  6,132        $  4,583     $   4,000
Loans charged off:
  1-4 family residential real estate         215            172           219              80           139
  Multi-family and commercial real
    estate                                 1,064             50            37               9             -
  Commercial and industrial loans...         148            239             2             186           180
  Consumer loans.............   .          1,136          1,365         1,155             840           510
                                        --------       --------      --------        --------     ---------
    Total loans charged off...             2,563          1,826         1,413           1,115           829
                                        --------       --------      --------        --------     ---------

Recoveries of loans previously charged
  off:
  1-4 family residential real estate...       14             20            20              21             1
  Multi-family and commercial real
    estate                                   118             28             3               -             -
  Commercial and industrial loans.....       103             8              1               6            15
     Consumer loans...................       368            327           191             205           130
                                        --------       --------      --------        --------     ---------
          Total recoveries..........         603            383           215             232           146
                                        --------       --------      --------        --------     ---------
Net loans charged off............          1,960          1,443         1,198             883           683
Provision for losses on loans.....         2,757          2,591         2,263           2,432         1,266
                                        --------       --------      --------        --------     ---------
Allowance for loan losses
     (end of period).............       $  9,142       $  8,345      $  7,197        $  6,132     $   4,583
                                        ========       ========      ========        ========     =========
Loans outstanding:
     Average, net...................... $690,545       $623,486      $557,038        $449,873      $387,057
     End of period..................... $711,086       $654,426      $606,283        $514,101      $415,829
Ratio of allowance for loan losses
  to loans outstanding at end of
  period......                              1.29%          1.28%         1.19%           1.19%         1.10%
Ratio of net charge-offs to average
   loans outstanding..................      0.28%          0.23%         0.22%           0.20%         0.18%

         At December 31, 2002, 2001 and 2000, the Company had nonperforming loans totaling $7.3 million, $5.2 million, and $2.9 million, respectively. Interest income that would have been recognized if such loans had performed in accordance with contractual terms totaled approximately $357,000, $416,000, and $262,000, for the years ended December 31, 2002, 2001 and 2000, respectively. There was no interest income recognized on such loans during any of the periods.

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

         Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2002, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the southern and central Ohio economy and employment levels could result in the Company experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

       The following table summarizes nonperforming assets by category.

                                                              YEAR ENDED DECEMBER 31,
                                          2002            2001          2000             1999          1998
                                          ----            ----          ----             ----          ----
                                                                 (Dollars in thousands)
Real estate:
     Nonaccrual.........................$  1,105       $    386      $    436        $  1,092     $     371
     Past due 90 days or more (1)......      515             40           158             411           843
Commercial and industrial loans:
     Nonaccrual.........................   4,345          2,813           205             444           251
     Past due 90 days or more (1).......     435            993         1,487             744           596
Consumer and other:
     Nonaccrual.........................     579            492           422             320            65
     Past due 90 days or more (1).......     317            492           161             176           295
                                        --------       --------      --------        --------     ---------
          Total nonperforming loans.....   7,296          5,216         2,869           3,187         2,421

Other real estate owned.................       -          1,587           232             169            18
                                        --------       --------      --------        --------     ---------
          Total nonperforming assets    $  7,296       $  6,803      $  3,101        $  3,356     $   2,439
                                        ========       ========      ========        ========     =========

Loans outstanding.......................$711,086       $654,426      $606,283        $514,101      $415,829
Allowance for loan losses to
     total loans........................   1.29%          1.28%         1.19%           1.19%         1.10%
Nonperforming loans to total loans......   1.03           0.80          0.47            0.62          0.58
Nonperforming assets to total assets....   0.88           0.87          0.45            0.56          0.43
Allowance for loan losses to
  nonperforming loans................... 125.3%         160.0%        250.9%          192.4%        189.3%

(1)Represents accruing loans 90 days or more delinquent that are considered by management to be well secured and in the process of collection.

        As of December 31, 2002, loans where the borrowers were experiencing potential credit problems that raised doubts as to the ability of those borrowers to comply with the present loan repayment terms were included in the nonaccrual, past due 90 days or more or restructured categories.

        ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated:


                                                                         AT DECEMBER 31,
                                       2002                2001                2000                1999                1998
                                       ----                ----                ----                ----                ----
                                          Percent            Percent             Percent             Percent             Percent
                                          of loans           of loans            of loans            of loans            of loans
                                          in each            in each             in each             in each             in each
                                          category           category            category            category            category
                                          to total           to total            to total            to total            to total
                                 Amount   loans(1)   Amount  loans(1)   Amount   loans(1)   Amount   loans(1)   Amount   loans(1)
                                --------  --------  -------- --------  --------  --------  -------- ---------- --------  --------
                                                                       (Dollars in thousands)
Balance at end of period
   applicable to:

1-4 family residential real
  estate.................       $   363     34.6%     $2,849    36.5%    $2,506    39.7%     $2,278    43.4%     $1,644    43.3%

Commercial and other loans.....   5,990     55.1       1,715    51.5      1,508    45.4       1,280    41.9       1,048    41.0

Consumer loans.................     936     10.1       2,164    11.7      1,903    14.6       1,263    14.4         906    15.4

Credit cards...................      51      0.2          60     0.3         53     0.3          59     0.3          56     0.3

Unallocated....................   1,802        -       1,557       -      1,227       -       1,252       -         929       -
                                --------  --------  -------- --------  --------  --------  -------- ---------- --------  --------

          Total                  $9,142    100.0%    $8,345   100.0%     $7,197   100.0%     $6,132   100.0%     $4,583   100.0%
                                ========  =======   ======== ========  ========  ========  ======== ========== ========  ========

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


                                                                              AT DECEMBER 31,
                                                                              ---------------
                                                                  2002              2001             2000
                                                                  ----              ----             ----
                                                                           (Dollars in thousands)
Held-to-maturity:

  Trust preferred securities.............................      $  2,575         $    3,407       $    4,947

Available-for-sale:

  U.S. Government and agency obligations.................        64,798             57,411           49,277

  State and local government obligations.................        16,257             18,003            7,046

  Other securities.......................................           159                160              157

    Total investment securities available-for-sale.......        81,214             75,574           56,480
                                                               --------         ----------       ----------

    Total investment securities..........................      $ 83,789         $   78,981       $   61,427
                                                               ========         ==========       ==========

         The following table reflects the maturities of the Company's investment securities at December 31, 2002.




                                 DUE IN            DUE AFTER ONE YEAR      DUE AFTER FIVE YEARS
                            ONE YEAR OR LESS       THROUGH FIVE YEARS       THROUGH TEN YEARS       DUE AFTER TEN YEARS
                            ----------------       ------------------       -----------------       -------------------
                            AMOUNT      RATE        AMOUNT      RATE        AMOUNT      RATE         AMOUNT     RATE          TOTAL
                            ------      ----        ------      ----        ------      ----         ------     ----          -----

Held-to-maturity:

   Trust preferred
     securities            $     -         -      $      -         -       $     -          -       $ 2,575    8.77%       $  2,575

Available-for-sale:

   U.S. Government and
     agency obligations         -          -         8,228     4.81%        12,939      5.75%        43,631    6.37%         64,798

   Municipal
     obligations               225     6.06%             -        -          1,532      5.62%        14,500    5.16%         16,257

   Other securities              -        -              -        -              -         -            159       -             159

Total available-for-sale       225     6.06%          8,228    4.81%        14,471      5.74%        58,290    6.06%         81,214
                           -------     -----      --------     -----       -------      -----       -------    -----        -------

Total investment
  securities               $   225     6.06%       $ 8,228     4.81%       $14,471      5.74%       $60,865     6.17%       $83,789
                           =======     =====      ========     =====       =======      =====       =======    =====        =======


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

       The distribution of the Company's deposit accounts by type and rate is set forth in the following table.

                                                                      AT DECEMBER 31,
                                                                      ---------------
                                                   2002                    2001                    2000
                                                   ----                    ----                    ----
                                            AMOUNT     PERCENT       AMOUNT    PERCENT       AMOUNT    PERCENT
                                            ------     -------       ------    -------       ------    -------
                                                                   (Dollars in thousands)

          Demand deposit accounts.......  $ 61,847        9.3%     $ 60,840      10.0%      $ 45,762      8.1%

          Savings accounts..............    44,353        6.7        39,324       6.4         40,451      7.2


          NOW accounts..................    59,359        9.0        44,711       7.3         33,996      6.0


          Money market deposit accounts.     7,558        1.1         9,176       1.5         11,041      2.0


          Premium investment accounts...    40,604        6.1        60,652       9.9         47,339      8.5


          Select investment accounts....    27,896        4.2        13,008       2.1         14,609      2.6

                                           -------     -------      -------     ------       -------    ------
          Total transaction accounts....   241,617       36.4       227,711      37.2        193,198     34.4


          Certificates of deposit:

               1.00 - 4.99%.............   391,430       59.0       252,864      41.3         11,838      2.1

               5.00 - 6.99%.............    30,641        4.6       130,574      21.3        353,726     62.9

               7.00 - 8.00%.............       125          -         1,055       0.2          3,652      0.6
                                           -------     -------      -------     ------       -------    ------

          Total certificates of deposit.   422,196       63.6       384,493      62.8        369,216     65.6

          Total deposits................  $663,813      100.0%     $612,204     100.0%      $562,414    100.0%
                                           =======     =======      =======     ======       =======    ======



       The following table presents various interest rate categories and certain information concerning maturities of the Company's certificates of deposit at December 31, 2002.

                                                                           ONE TO            OVER
                                                         WITHIN             THREE            THREE
              CERTIFICATES OF DEPOSIT ACCOUNTS          ONE YEAR            YEARS            YEARS            TOTAL
              --------------------------------          --------            -----            -----            -----
                                                                                (In thousands)

4.00% and less.....................................     $205,383         $  68,484        $   5,755           $279,622

4.01% to 5.00%.....................................       34,481            52,884           28,025            115,390

5.01% to 6.00%.....................................       13,123             6,870            5,032             25,025

6.01% to 7.00%.....................................          835               748              526              2,109

7.01% to 8.00%.....................................           50                 -                -                 50
                                                       -----------       -----------      -----------         ---------
Total..............................................     $253,872          $128,986        $  39,338           $422,196
                                                       ===========       ===========      ===========         ==========

       The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater, by time remaining until maturity, as of December 31, 2002.

                       MATURITY PERIOD                    AMOUNT
                       ---------------                    ------
                                                      (In thousands)

          Three months or less                          $ 29,053

          Over three months through six months            11,973

          Over six through 12 months                      32,327

          Over 12 months                                  68,656
                                                        ---------

               Total                                    $142,009
                                                        ========

       BORROWINGS. In addition to deposits and repayment of loan principal, the Company obtains funds necessary for its lending activities and other general business purposes through loans (advances) from the Federal Home Loan Bank ("FHLB") of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and the total of outstanding advances. The Company typically utilizes FHLB advances to fund loans and to meet short-term liquidity needs. As of December 31, 2002, Oak Hill had outstanding FHLB advances totaling $86.1 million. See Note F to the consolidated financial statements for additional information regarding FHLB advances. The Company also has arrangements to borrow funds from commercial banks.

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

       The following table sets forth the maximum amount of the Company's FHLB advances and other borrowings outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances and other borrowings for such periods:

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                         2002           2001          2000
                                                                         ----           ----          ----
                                                                              (Dollars in thousands)
        Maximum amount outstanding:

             FHLB advances                                           $ 99,346        $ 93,942     $  86,319
             Junior subordinated debentures                             5,000           5,000         5,000
             Other borrowings                                           8,303           5,918         2,443
                                                                     ---------       --------     ---------
                                                                     $112,649        $104,860     $  93,762
                                                                     =========       ========     =========
             Average amount of FHLB advances and other
                  borrowings outstanding                             $101,818        $ 87,151     $  72,029
                                                                     =========       ========     =========

             Weighted-average interest rate of total borrowings         4.85%           5.81%         6.73%


       The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.


                                                            DECEMBER 31,
                                                            ------------
                                                  2002           2001          2000
                                                  ----           ----          ----
                                                           (In thousands)

       FHLB advances                             $ 86,055       $  93,942    $ 70,152

       Junior subordinated debentures               5,000           5,000       5,000

       Other borrowings                             8,303           5,918       2,443
                                                 --------       ---------    --------

            Total borrowings                     $ 99,358       $ 104,860    $ 77,595
                                                 ========       =========    ========


       ASSET AND LIABILITY MANAGEMENT. The Company manages its exposure to interest rate risk through its Asset/Liability Management Committees (ALCO) at both the Company and Oak Hill levels. Given the potential types and characteristics of interest rate risk, the Company maintains an appropriate process and set of measurement tools to enable it to identify and quantify its primary sources of interest rate risk. The Company also recognizes that effective management of interest rate risk includes understanding when and how potential changes in interest rates will flow through the earnings statement. Accordingly, the Company manages its position so that it monitors both its short-term and long-term interest rate risk exposure. Tools used by management include an interest rate sensitivity gap analysis and an interest rate simulation model whereby changes in net interest income are measured based upon selected hypothetical changes in market interest rates.

        Net interest income, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, is the principal component of the Company's net earnings. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rate levels. Due to the maturity, repricing and timing differences between interest-earning assets and interest-bearing liabilities, the Company's earnings would be affected differently under various interest rate scenarios. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities, the Company's earnings would be affected differently under various interest rate scenarios. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which reprice within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest-rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income, while a positive gap within shorter maturities would have the opposite effect.

     The following table contains information regarding the amounts of various categories of assets and liabilities contractually repricing within the periods indicated without consideration of loan prepayment assumptions or deposit decay assumptions:

December 31, 2002

                                                                            Year Ending December 31,
                                                                            ------------------------
                                               2003           2004            2005            2006       2007 and after      Total
                                               ----           ----            ----            ----       --------------      -----

Interest-rate sensitive assets:
     Federal funds sold                      %   5,540       $      --     $      --       $      --       $      --      $   5,540
     Interest-bearing deposits                     159              --            --              --              --            159
     Investment securities                      18,630          22,214        11,941           4,173          26,831         83,789
     Loans receivable                          274,362          88,218        85,879          69,462         184,023        701,944
     Other interest-earning assets                  --              --            --              --           5,764          5,764
                                             ---------       ---------     ---------       ---------       ---------      ---------
          Total                                298,691         110,432        97,820          73,635         216,618        797,196

Interest-rate sensitive liabilities:
    Deposits                                   433,383          92,450        36,536          13,299          88,145        663,813
    Borrowings                                  23,904           3,582         7,403           5,036          59,433         99,358
                                             ---------       ---------     ---------       ---------       ---------      ---------
          Total                                457,287          96,032        43,939          18,335         147,578        763,171
                                             ---------       ---------     ---------       ---------       ---------      ---------

Excess (deficiency) of interest-rate
  sensitive assets over interest-rate
  sensitive liabilities                      $(158,596)      $  14,400     $  53,881       $  55,300       $  69,040      $  34,025
                                             =========       =========     =========       =========       =========      =========
Cumulative excess (deficiency) of
  interest-rate sensitive assets over
   interest-rate sensitive liabilities       $(158,596)      $(144,196)    $ (90,315)      $ (35,015)      $  34,025      $  34,025
                                             =========       =========     =========       =========       =========      =========
Cumulative interest-rate sensitivity gap
 to total assets                                (19.02)%        (17.30)%      (10.83)%         (4.20)%          4.08%          4.08%
                                             =========       =========     =========       =========       =========      =========


December 31, 2001
                                                                            Year Ending December 31,
                                                                            ------------------------

                                                2002           2003          2004             2005     2006 and after       Total
                                                ----           ----          ----             ----     --------------       -----
Interest-rate sensitive assets:
     Federal funds sold                      $  11,651       $      --     $      --       $      --     $        --      $  11,651
     Interest-bearing deposits                     278              --            --              --              --            278
     Investment securities                         646             230           513              --          77,592         78,981
     Loans receivable                          159,711          64,628        43,538          29,013         349,191        646,081
     Other interest-earning assets                  --              --            --              --           5,356          5,356
                                             ---------       ---------     ---------       ---------       ---------      ---------
          Total                                172,286          64,858        44,051          29,013         432,139        742,347

Interest-rate sensitive liabilities:
    Deposits                                   507,724          72,206        19,949           7,670           4,655        612,204
    Borrowings                                  21,988          10,700         1.485           4,006          66,681        104,860
                                             ---------       ---------     ---------       ---------       ---------      ---------
          Total                                529,712          82,906        21,434          11,676          71,336        717,064
                                             ---------       ---------     ---------       ---------       ---------      ---------

Excess (deficiency) of interest-rate
  sensitive assets over over interest-rate
  sensitive liabilities                      $(357,426)      $ (18,048)    $  22,617       $  17,337       $ 360,803      $  25,283
                                             =========       =========     =========       =========       =========      =========
Cumulative excess (deficiency) of
  interest-rate sensitive assets
  sensitive  assets over interest-rate
  sensitive liabilities                      $(357,426)       (375,474)    $(352,857)       (335,520)         25,283         25,283
                                             =========       =========     =========       =========       =========      =========
Cumulative interest-rate sensitivity
  gap to total assets                           (45.90)%        (48.24)%      (45.34)%        (43.11)%          3.25%          3.25%
                                             =========       =========     =========       =========       =========      =========


       Due to the shortcomings associated with gap analysis, the Company's primary tool in managing interest rate risk is net interest income simulations, which measure the potential effect on earnings that instantaneous parallel and proportional changes in interest rates could have on net interest income over defined periods of time. The Company applies hypothetical interest rate shocks of up and down 100, 200 and 300 basis points (100 basis points equals 1%) to its financial instruments based upon assumed cash flows. Under the current interest rate environment, a decline in interest rates of 200 or more basis points is unlikely and therefore provides no meaningful information.

       The parallel approach to interest rate shocks assumes that all interest rates will simultaneously move up or down by like amounts. This approach is very simplistic and could be viewed as a "worst case" scenario. The proportional approach to interest rate shocks assumes that the interest rates for financial instruments change in proportion to a single driver rate. The Company has selected the national Prime rate as its driver rate. In the proportional approach, the driver rate shock is multiplied by the proportional rate factors for each financial instrument to obtain the new interest rates used to calculate projected net interest income changes.

       The following table reflects, as of December 31, 2002, projected changes in the Company's twelve-month net interest income as a percentage of net interest income assuming parallel and proportional interest rate shocks.



                RATE SHOCK ANALYSIS
-----------------------------------------------------------------------------
                           ALCO LIMIT           PARALLEL         PROPORTIONAL
     TWELVE-MONTH         TWELVE-MONTH          INTEREST           INTEREST
 NET INTEREST INCOME      NET INTEREST            RATE               RATE
       CHANGES           INCOME CHANGES          SHOCK              SHOCK
                        ------------------ ------------------- --------------
  +300 basis points           -30%              -10.517%            11.153%
  +200 basis points           -20%               -7.547%             6.968%
  +100 basis points           -15%               -4.453%             2.675%
  -100 basis points           -15%                4.413%            -1.528%


       As with any methods of measuring interest rate risk, certain shortcomings are inherent in the analysis. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. In the event of a change in market interest rates, expected rates of prepayment on loans and mortgage-backed securities, and early withdrawal levels from certificates of deposit, would likely deviate from those assumed in making the interest rate risk calculations. Moreover, the analysis does not contemplate all actions the Company may take in response to changes in interest rates and should not be relied upon as being indicative of actual results.

PERSONNEL

       At December 31, 2002, the Company and its subsidiaries employed 305 persons on a full-time basis and 37 persons on a part-time basis.

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

REGULATION

       Oak Hill, as an Ohio state-chartered bank, is subject to supervision and regular examination by the Superintendent of Financial Institutions of the State of Ohio. Oak Hill is insured by the Federal Deposit Insurance Corporation and is subject to the provisions of the Federal Deposit Insurance Act. To the extent that the information below consists of summaries of certain statutes or regulations, it is qualified in its entirety by reference to the statutory or regulatory provisions described.

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

       o Reports by non-financial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000 and;

       o Filing of suspicious activities reports for securities transactions by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

            On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

            The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Further, the Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and the NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act's new requirements, the final scope of these requirements remains to be determined.

            The Sarbanes-Oxley Act addresses, among other matters: audit committees; auditor independence; analysts' conflicts of interest; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black-out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding Federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; and various increased criminal penalties for violations of securities laws.

       Effective August 29, 2002, as directed by Section 302(a) of the Sarbanes-Oxley Act, the Company's Chief Executive Officer and Chief Financial Officer are each required to certify that the Company's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that:

       o They are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls;

       o They have made certain disclosures to the Company's auditors and the audit committee of the Board of Directors of the Company about the Company's internal controls and;

       o They have included information in the Company's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

       In addition, management has instituted a series of actions to strengthen and improve the Company's already strong corporate governance practices. Included in those actions was the formation of a new Disclosure Controls Committee for Financial Reporting (the "Disclosure Committee"), to evaluate and monitor the continued effectiveness of the design and operation of disclosure controls for financial reporting. The Disclosure Committee complements the Company's existing committee structure and process and is designed to capture critical management information and disclosures from the Company and each of its affiliates. The Company believes that the addition of the Disclosure Committee enhances its already effective disclosure processes.

       The earnings of banks and consumer finance companies, and therefore the earnings of the Company (and its subsidiaries), are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in an effort to prevent recession and to restrain inflation. Among the procedures used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These procedures are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also may affect interest rates charged on loans or paid for deposits. Monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business and earnings of the Company cannot accurately be predicted. The Company makes no attempt to predict the effect on its revenues and earnings of changes in general economic, industrial, and international conditions or in legislation and governmental regulations. The Company is not able to predict the impact of such laws or governmental regulations on its financial condition or results of operations at this time.

BUSINESS RISKS

       Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company's filings with the SEC. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate, and in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

       CONTROL BY MANAGEMENT; ANTI-TAKEOVER PROVISIONS. Evan E. Davis, John D. Kidd and D. Bruce Knox (the "Principal Stockholders") beneficially own in the aggregate approximately 33.8% of the outstanding shares of Common Stock of the

Company at February 26, 2003. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company. For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes. Assuming that the Principal Stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Ohio requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company's articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire ownership or control of the Company, and the Principal Stockholders would be able to defeat any acquisition proposal that requires approval of the Company's stockholders, if the Principal Stockholders chose to do so. In addition, the Principal Stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company. The Company has 3,000,000 shares of authorized but unissued preferred stock, par value $ .01 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company. In December 1997, the Board of Directors of the Company approved and adopted a stockholder rights plan that contemplates the issuance of rights to purchase preferred stock of the Company to the Company's common stockholders of record as of February 17, 1998, as set forth in the Rights Agreement entered into between the Company and Fifth Third Bank on January 23, 1998. On December 26, 2000, the Company amended the Rights Agreement to appoint Registrar and Transfer Company as successor Rights Agent under the Rights Agreement due to the resignation of Fifth Third Bank as Rights Agent. The Board of Directors of the Company approved the appointment of Registrar and Transfer Company pursuant to a resolution dated November 14, 2000. John D. Kidd and Evan E. Davis also have entered into a Buy-Sell Agreement dated April 11, 2001 (the "Agreement"), whereby in the event of either one's death, the survivor shall have the right to purchase some or all of the shares of the Company held by the deceased's estate. In connection with the Agreement, Mr. Kidd and Mr. Davis each have executed a Limited Power of Attorney giving the other sole right, power and authority to vote all of the shares of the Company that he holds in the event of his incapacity.

         LIMITED TRADING MARKET; SHARES ELIGIBLE FOR FUTURE SALE; POSSIBLE VOLATILITY OF STOCK PRICE. The Common Stock is traded on the Nasdaq National Market under the symbol "OAKF." During the 12 months ending March 10, 2003, the average weekly trading volume in the Common Stock has been approximately 36,300 shares per week. There can be no assurance given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current shareholders. The Principal Shareholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act. The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

         DEPENDENCE ON MANAGEMENT. The Company's success depends to a great extent on its senior management, including its Chairman and Chief Executive Officer, John D. Kidd; President, Ralph E. Coffman, Jr.; Executive Vice President, Richard P. LeGrand; Executive Vice President and Chief Operating Officer, David G. Ratz; Vice President, Scott J. Hinsch, Jr.; Secretary, H. Tim Bichsel; Treasurer and Chief Financial Officer, Ron J. Copher; and Chief Information Officer, D. Bruce Knox. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management. The Company does not own "key man" life insurance on the lives of any of its senior management.

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

ITEM 2.  PROPERTIES.

         As of December 31, 2002, the registrant and its subsidiaries operate from 24 full-service banking offices, six full-service consumer finance offices, and five loan production offices in Ohio. In addition, the Company operates two executive offices in Jackson, Ohio and an operations center in Blue Ash, Ohio. The offices are located in the following counties:

                                           Subsidiaries
                     Oak Hill    Oak Hill     Action     McNelly    Oak Hill
  COUNTY             FINANCIAL     BANKS      FINANCE    PATRICK     TITLE

  Adams                  -           -           1          -          -
  Athens                 -           2           -          -          -
  Butler                 -           3           -          -          -
  Franklin               -           1           -          -          -
  Gallia                 -           1           1          -          -
  Hamilton(1)            -           4           -          -          -
  Hocking                -           1           -          -          -
  Jackson(2)             1           6           2          1          -
  Montgomery             -           1           -          -          -
  Lawrence               -           1           -          -          -
  Pickaway               -           1           1          -          -
  Ross                   -           3           -          -          -
  Scioto                 -           4           1          -          1
  Vinton                 -           1           -          -          -
  Warren                 -           2           -          -          -

  (1) Includes Western Region operations center of Oak Hill Banks.
  (2) Includes executive offices of Oak Hill Financial, Inc. and Oak Hill Banks.

         The following table indicates which properties the Company leases, the term of the lease, and end of lease options. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the Company or its subsidiaries.


                                          BEGINNING                        END OF LEASE FIVE YEAR RENEWAL OPTIONS
PROPERTY                             AND LENGTH OF TERM                 ONE                    TWO                 THREE
--------                             ------------------                 ---                    ---                 -----
Chillicothe                              11/01/98     5 years            X
Chillicothe K-Mart                       06/28/94     5 years                                   X
West Portsmouth                          02/18/97     8 years                                                        X
Jackson Walmart                          10/28/98     5 years                                   X
Oak Hill Banks
   Administrative Offices                10/01/98     5 years            X
Action Finance Jackson                   02/01/02     5 years                                   X
Action Finance West Union                10/01/99     5 years            X
Action Finance Portsmouth                11/01/99     5 years            X
Action Finance Circleville               11/01/00     5 years            X
Action Finance Gallipolis                02/01/01     3 years            One - three year renewal option
Action Finance Wellston                  01/03/98     5 years            No renewal options
Columbus loan production                 06/01/99     1 month            Renewable on a monthly basis
Logan                                    10/01/00     5 years                                                        X
Delhi                                    03/01/00     7 years                                   X
Middletown                               08/19/99     10 years                                  X
Oak Hill Title Agency, LLC               10/01/01     5 years           No renewal options
Fairfield loan production                05/20/02     2 years           Two - one year renewal options
Centerville loan production              06/04/02     2 years           Two - two year renewal options
Athens loan production                   01/01/03     1 year            One - one year renewal options
Proctorville                             10/01/01     1 year            Two - one year renewal options
Mason                                    12/01/02     15 years                                  X



ITEM 3.  LEGAL PROCEEDINGS.

         Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the shareholders during the fourth quarter of 2002.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

SHAREHOLDER INFORMATION

         The common stock of the Company is traded on the Nasdaq National Market System under the symbol "OAKF."

         The high and low sales prices for the Company common stock during each quarter of 2002 and 2001 are as follows:

Quarter
 Ended                      High            Low

12/31/02                    $22.39         $20.15
09/30/02                     22.39          21.00
06/30/02                     22.79          19.59
03/31/02                     21.00          15.60
12/31/01                     16.40          14.80
09/30/01                     17.25          14.00
06/30/01                     16.00          12.75
03/31/01                     15.19          12.50


         At February 26, 2003, the Company had approximately 2,200 stockholders and 5,431,941 shares of common stock outstanding.


         DIVIDENDS. The ability of the Company to pay cash dividends to stockholders is limited by its ability to receive dividends from its subsidiary. The State of Ohio places certain limitations on the payment of dividends by Ohio state-chartered banks.

         The Company declared the following dividends per share in 2002 and 2001:

Quarter                    Dividend
 ENDED                     DECLARED

12/31/02                      $0.13
09/30/02                       0.12
06/30/02                       0.12
03/31/02                       0.12
12/31/01                       0.12
09/30/01                       0.11
06/30/01                       0.11
03/31/01                       0.11

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

         STOCK TRANSFER AGENT. Inquiries regarding stock transfer, registration, lost certificates, or changes in name and address should be directed in writing to the Company's stock transfer agent:

The Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572
(800) 456-0596

         ANNUAL MEETING OF SHAREHOLDERS. The Annual Meeting of Shareholders of Oak Hill Financial, Inc. will be held on April 8, 2003 at 1:00 p.m. at the Ohio State University Extension South District Office, 17 Standpipe Road, Jackson, Ohio.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                   2002             2001            2000             1999             1998
                                                             (In thousands, except share data)

SUMMARY OF FINANCIAL CONDITION (1) (2)

Total assets                                   $833,629         $778,332        $694,905         $600,330         $552,846
Interest-bearing deposits
   and federal funds sold                         5,699           11,929             442            4,516           12,197
Investment securities                            83,789           78,981          61,427           53,485          100,143
Loans receivable-- net (3)                      701,944          646,081         599,086          507,969          411,246
Deposits                                        663,813          612,204         562,414          488,743          465,510
Federal Home Loan Bank (FHLB)
   advances and other borrowings                 99,358          104,860          77,595           60,852           37,413
Stockholders' equity                             66,881           56,349          50,224           48,025           46,858


SUMMARY OF OPERATIONS (1) (2)

Interest income                               $  57,222        $  59,704       $  54,579         $ 45,251        $  41,599
Interest expense                                 24,724           30,777          29,505           22,416           21,335
                                               --------         --------        --------         --------         --------

   Net interest income                           32,498           28,927          25,074           22,835           20,264
Provision for losses on loans                     2,757            2,591           2,263            2,432            1,266
                                              ---------        ---------       ---------        ---------         --------

   Net interest income after
      provision for losses on loans              29,741           26,336          22,811           20,403           18,998
Gain on sale of loans                             2,358            1,385             174              477            1,418
Gain on sale of branch                              122              900              --               --               --
Gain (loss) on sale of assets                       331               27            (328)          (2,141)             281
Insurance commissions                             2,457            2,203           2,090            1,720            1,506
Other income                                      2,845            2,676           2,498            2,068            1,563
General, administrative and other expense (4)(5) 22,663           20,672          17,734           16,335           13,189
                                                --------        --------         -------         --------         --------

   Earnings before federal income
      taxes                                      15,191           12,855           9,511            6,192           10,577
Federal income taxes                              4,851            4,133           3,174            2,098            3,445
                                               --------         --------        --------         --------         --------

Net earnings                                  $  10,340        $   8,722       $   6,337        $   4,094        $   7,132
                                               ========         ========        ========         ========         ========


PER SHARE INFORMATION (6)

Basic earnings per share                       $   1.94        $    1.66       $    1.17       $      .75        $    1.31
Book value per share                           $  12.46         $  10.70       $    9.51        $    8.74        $    8.67



                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                   2002             2001            2000             1999             1998

OTHER STATISTICAL AND
OPERATING DATA

Return on average assets                           1.26%            1.20%           0.99%            0.72%            1.39%
Return on average equity                          16.76            16.45           12.98             8.51            15.98
Net interest margin (fully-taxable equivalent)     4.18             4.17            4.06             4.20             4.12
Interest rate spread during period                 3.75             3.56            3.40             3.64             3.47
General, administrative and other expense
   to average assets                               2.77             2.85            2.76             2.85             2.57
Allowance for loan losses
   to nonperforming loans                        125.29           160.00          250.90           192.40           191.90
Allowance for loan losses
   to total loans                                  1.29             1.28            1.19             1.19             1.10
Nonperforming loans to total loans                 1.03             0.80            0.47             0.62             0.57
Nonperforming assets to total assets               0.88             0.87            0.45             0.56             0.43
Net charge-offs to average loans                   0.28             0.23            0.22             0.20             0.18
Equity to assets at period end                     8.02             7.24            7.23             8.00             8.48
Dividend payout ratio                             25.31            26.69           33.68            43.74            19.42
-------------------------------------

(1)
    Oak Hill Financial, Inc. (the "Company") completed a merger with Towne Financial Corporation and its subsidiary, The Blue Ash Building and Loan Company, on October 1, 1999. The merger was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements as of and for the year ended December 31, 1998 have previously been restated as if the merger had occurred on January 1, 1998.

(2)
    The Company completed a merger with Innovative Financial Services Agency, Inc. ("IFS") on August 31, 2001. IFS was renamed Oak Hill Financial Insurance Agency, Inc. and conducts business as McNelly, Patrick and Associates ("MPA").The transaction was initiated prior to July 1, 2001 and was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements as of and for the years ended December 31, 1998 through 2000, inclusive, have previously been restated as if the merger had occurred on January 1, 1998.

(3)
    Includes loans held for sale.


(4)
    General, administrative and other expense for 1999 includes $1.1 million in pre-tax expenses incurred pursuant to the merger with Towne Financial Corporation.


(5)
    General, administrative and other expense for 2001 includes $259,000 in pre-tax expenses incurred pursuant to the merger with MPA.

(6)
    Per share information gives retroactive effect to the 5-for-4 stock split effected June 1, 1998, the issuance of 917,361 shares in the Towne transaction, and the issuance of 172,414 shares in the MPA transaction.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Oak Hill Financial, Inc. (the "Company") is a financial holding company the principal assets of which have been its ownership of Oak Hill Banks ("Oak Hill"), Towne Bank ("Towne"), (collectively "Banks"), Action Finance Company ("Action") and McNelly, Patrick and Associates ("MPA"). Accordingly, the Company's results of operations are primarily dependent upon the results of operations of its subsidiaries.

         During 2002, the Board of Directors of the Company, Oak Hill and Towne approved a business plan whereby the Banks merged on November 30, 2002 into a single bank charter under the name Oak Hill Banks. Hereinafter, the term "Oak Hill" describes the preexisting individual banks owned by the Company.

         Oak Hill conducts general commercial banking businesses that consist of attracting deposits from the general public and using those funds to originate loans for commercial, consumer, and residential purposes. Action is a consumer finance company that originates installment and home equity loans. MPA is an insurance agency specializing in group health insurance and other employee benefits.

         Oak Hill's and Action's profitability depend primarily on their net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates paid on these balances. Additionally, and to a lesser extent, profitability is affected by such factors as the level of non-interest income and expenses, the provision for losses on loans, and the effective tax rate. Other income consists primarily of service charges and other fees and income from the sale of loans. General, administrative and other expenses consist of compensation and benefits, occupancy-related expenses, franchise taxes, and other operating expenses.

         On August 31, 2001, the Company combined with Innovative Financial Services Agency, Inc. ("IFS") in a transaction whereby IFS became a wholly-owned subsidiary of the Company. IFS is an insurance agency specializing in group health insurance and other employee benefits in southern and central Ohio. IFS was renamed Oak Hill Financial Insurance Agency, Inc. and conducts business as McNelly, Patrick and Associates ("MPA"). The transaction was initiated prior to July 1, 2001 and was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have previously been restated to reflect the effects of the business combination as of January 1, 2000. Pursuant to the merger agreement, the Company issued 172,414 shares of common stock in exchange for the shares of IFS.

         On September 30, 2001, the Company formed Oak Hill Title Agency, LLC ("Oak Hill Title") in conjunction with a law firm to provide title services for commercial and residential real estate transactions. Oak Hill Title commenced operations in January 2002.

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere in this report.

FORWARD LOOKING STATEMENTS

         In the following pages, management presents an analysis of the Company's financial condition as of December 31, 2002, and the results of operations for the year ended December 31, 2002, as compared to prior periods. In addition to this historical information, the following discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's general market area. Without limiting the foregoing, some of the forward-looking statements include management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses, and management's belief that the allowance for loan losses is adequate.

FINANCIAL CONDITION

         The Company's total assets amounted to $833.6 million as of December 31, 2002, an increase of $55.3 million, or 7.1%, over the $778.3 million total at December 31, 2001. The increase was funded primarily through growth in deposits of $51.6 million, an increase of $2.3 million in securities sold under agreements to repurchase and an increase in stockholders' equity of $10.5 million, which were partially offset by a $7.9 million decrease in FHLB advances.

         Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, decreased by $1.1 million, or 1.0%, to a total of $108.4 million at December 31, 2002, compared to $109.5 million at December 31, 2001. Investment securities increased by $4.8 million, as purchases of $59.1 million exceeded maturities and repayments of $21.9 million and sales of $33.4 million. Federal funds sold decreased by $6.1 million during 2002.

         Loans receivable totaled $701.9 million at December 31, 2002, an increase of $55.9 million, or 8.6%, over total loans at December 31, 2001. Loan disbursements totaled $498.3 million during 2002, which were partially offset by loan sales of $109.2 million and principal repayments of $332.1 million during 2002. Loan disbursements and sales volume increased by $120.5 million and $34.1 million, respectively, as compared to 2001 volume. The low interest rate environment during 2002 contributed to the overall increases in loan origination and sales volume, as borrowers refinanced loans to lower interest rates and Oak Hill generally sold such lower interest rate loans in the secondary market. Growth in the loan portfolio during 2002 was comprised of a $175.0 million, or 80.8%, increase in commercial and other loans and a $9.2 million, or 14.6%, increase in installment loans, which were partially offset by a $127.5 million, or 34.2%, decrease in real estate mortgage loans. The Company's allowance for loan losses totaled $9.1 million at December 31, 2002, an increase of $797,000, or 9.6%, over the total at December 31, 2001. The allowance for loan losses represented 1.29% and 1.28% of the total loan portfolio at December 31, 2002 and 2001, respectively. Net charge-offs totaled $2.0 million and $1.4 million for the years ended December 31, 2002 and 2001, respectively. The Company's allowance represented 125.3% and 160.0% of nonperforming loans, which totaled $7.3 million and $5.2 million at December 31, 2002 and 2001, respectively. At December 31, 2002, nonperforming loans were comprised of $897,000 in installment loans, $4.2 million of loans secured primarily by commercial real estate and $2.2 million of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized at December 31, 2002.

         Deposits totaled $663.8 million at December 31, 2002, an increase of $51.6 million, or 8.4%, over the $612.2 million total at December 31, 2001. The increase resulted primarily from management's continuing marketing efforts to attract demand deposits and low-cost core deposits as well as competitive pricing with respect to certificate of deposit products throughout Oak Hill's branch network. Proceeds from deposit growth were used primarily to fund loan originations and to repay FHLB advances.

         Advances from the Federal Home Loan Bank totaled $86.1 million at December 31, 2002, a decrease of $7.9 million, or 8.4%, from the December 31, 2001 total. In recognition of the declining interest rate environment during 2002, management obtained generally longer term and lower cost advances in 2002 compared to the maturities and cost of advances obtained from the Federal Home Loan Bank during 2001. Securities sold under agreements to repurchase increased by $2.3 million, the proceeds of which were primarily used to fund loan originations and securities purchases during the period.

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

         The Company's stockholders' equity amounted to $66.9 million at December 31, 2002, an increase of $10.5 million, or 18.7%, over the balance at December 31, 2001. The increase resulted primarily from net earnings of $10.3 million, proceeds from options exercised of $1.5 million, and an increase in the unrealized gain on securities, net of tax, totaling $1.3 million, which were partially offset by $2.6 million in dividends declared on common stock.

SUMMARY OF EARNINGS

         The table on page 28 shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 2002, 2001 and 2000. The table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, the interest rate spread, and the net interest margin for the same periods.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND
2001

         GENERAL. Net earnings for the year ended December 31, 2002 totaled $10.3 million, a $1.6 million, or 18.6%, increase over 2001 net earnings. The increase in earnings resulted primarily from a $3.6 million increase in net interest income and a $922,000 increase in other income, which were partially offset by a $166,000 increase in the provision for losses on loans, a $2.0 million increase in general, administrative and other expense, and a $718,000 increase in the provision for federal income taxes.

         NET INTEREST INCOME. Total interest income for the year ended December 31, 2002, amounted to $57.2 million, a decrease of $2.5 million, or 4.2%, from the $59.7 million recorded for 2001. Interest income on loans totaled $52.7 million, a decrease of $2.4 million, or 4.3%, from the 2001 period. This decrease resulted primarily from a 120 basis point decrease in the average fully-taxable equivalent yield, to 7.65% in 2002 from 8.85% in 2001, which was partially offset by a $67.1 million, or 10.8%, increase in the weighted-average ("average") portfolio balance, to a total of $690.5 million in 2002. Interest income on investment securities and other interest-earning assets decreased by $127,000, or 2.7%. The decrease resulted primarily from a 115 basis point decrease in the average fully-taxable equivalent yield, to 4.97% in 2002, which was partially offset by an $18.7 million, or 22.9%, increase in the average portfolio balance, to a total of $100.3 million in 2002.

         Total interest expense amounted to $24.7 million for the year ended December 31, 2002, a decrease of $6.1 million, or 19.7%, from the $30.8 million recorded in 2001. Interest expense on deposits decreased by $6.1 million, or 23.6%, to a total of $19.7 million in 2002. The decrease resulted primarily from a 151 basis point decrease in the average cost of deposits, to 3.32% in 2002, which was partially offset by a $60.6 million, or 11.4%, increase in the average portfolio balance, to a total of $592.9 million in 2002. Interest expense on borrowings increased by $9,000, or 0.2%, during 2002. This increase was due to a $14.7 million, or 16.8%, increase in average borrowings outstanding, which was partially offset by an 83 basis point decrease in the average cost of borrowings, to 4.98% in 2002. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the overall decrease in interest rates in the economy throughout 2002 and 2001.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.6 million, or 12.3%, for the year ended December 31, 2002, as compared to 2001. The interest rate spread increased by 19 basis points to 3.75% in 2002, compared to 3.56% in 2001. The fully-taxable equivalent net interest margin increased by 1 basis point from, 4.17% in 2001 to 4.18% in 2002.

         PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $2.8 million provision for losses on loans for the year ended December 31, 2002, an increase of $166,000, or 6.4%, compared to 2001. The provision for losses on loans in 2002 was predicated upon the $56.7 million of growth in the gross loan portfolio and an increase of $2.1 million in nonperforming loans from $5.2 million in 2001 to $7.3 million at December 31, 2002.

         Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 2002, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         OTHER INCOME. Other income totaled $8.1 million for the year ended December 31, 2002, an increase of $922,000, or 12.8%, over the 2001 amount. This increase resulted primarily from a $973,000, or 70.3%, increase in gain on sale of loans, a $169,000, or 6.3%, increase in service fees, charges, and other operating income and a $254,000, or 11.5%, increase in insurance commissions, which were partially offset by a $778,000 decrease in the gain on sale of branches.

         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $22.7 million for the year ended December 31, 2002, an increase of $2.0 million, or 9.6%, over the 2001 total. The increase resulted primarily from a $1.4 million, or 11.7%, increase in employee compensation and benefits, a $140,000, or 2.4%, increase in other operating expenses, an increase of $344,000, or 16.5%, in occupancy and equipment and a $108,000, or 41.7%, increase in merger-related expenses.

         The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in other operating expense resulted primarily from an increase in costs associated with an EDP upgrade and related training expenditures totaling $246,000, which was partially offset by a $143,000 decrease in professional fees unrelated to merger transactions. The remaining increase of $37,000, or 26.4%, was due to pro-rata increases in other operating expenses attendant to the Company's overall growth year-to-year. The increase in occupancy and equipment expense was due primarily to a $130,000, or 28.3%, increase in rent expense, a $220,000 increase in maintenance contracts associated with the previously mentioned EDP upgrade, and a $20,000, or 13.8%, increase in maintenance and repairs to buildings and equipment, which were partially offset by a $26,000, or 3.2%, decrease in depreciation expense year-to-year. The increase in merger-related expenses was due to $367,000 incurred in connection with the previously mentioned Oak Hill-Towne merger in 2002, compared to $259,000 incurred in connection with the MPA merger in 2001.

         FEDERAL INCOME TAXES. The provision for federal income taxes amounted to $4.9 million for the year ended December 31, 2002, an increase of $718,000, or 17.4%, over the $4.1 million recorded in 2001. The increase resulted primarily from a $2.3 million, or 18.2%, increase in earnings before taxes. The effective tax rates were 31.9% and 32.2% for the years ended December 31, 2002 and 2001, respectively.


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

         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $20.7 million for the year ended December 31, 2001, an increase of $2.9 million, or 16.6%, over the 2000 total. The increase resulted primarily from a $1.7 million, or 16.8%, increase in employee compensation and benefits, a $720,000, or 14.2%, increase in other operating expenses, an increase of $108,000, or 5.5%, in occupancy and equipment and $259,000 incurred in connection with the previously mentioned MPA merger.

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

         At December 31, 2002, the Company had $253.9 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed with the Oak Hill at market rates of interest without a material adverse effect on the results of operations.

         In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $115.3 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At December 31, 2002, the Company had $86.1 million of outstanding FHLB advances.

         At December 31, 2002, loan commitments, or loans committed but not closed, totaled $25.1 million. Additionally, the Company had unused lines of credit and letters of credit totaling $90.8 million and $563,000, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.


                                                                 AVERAGE BALANCES AND INTEREST RATES
                                                                       YEAR ENDED DECEMBER 31,
                                               2002                             2001                             2000
                                               ----                             ----                             ----
                                             INTEREST                         INTEREST                         INTEREST
                                   AVERAGE    INCOME/    AVERAGE    AVERAGE    INCOME/    AVERAGE    AVERAGE    INCOME/    AVERAGE
                                   BALANCE    EXPENSE     RATE      BALANCE    EXPENSE     RATE      BALANCE    EXPENSE     RATE
                                   -------    -------     ----      -------    -------     ----      -------    -------     ----
                                                                       (Dollars in thousands)
Interest-earning assets:
     Loans receivable             $690,544     $52,797      7.65%  $623,486     $55,165      8.85%  $557,038     $50,391      9.05%
     Investment securities          92,580       4,853      5.24     72,687       4,683      6.44     62,049       4,206      6.78
     Federal funds sold              7,499         119      1.59      8,472         277      3.27        803          62      7.72
     Interest-earning deposits         230          10      4.35        476          33      6.93        647          34      5.26
                                  --------   ---------   -------   --------     -------   -------   --------   ---------   -------
          Total interest-earning
           assets                  790,853      57,779      7.31    705,121      60,158      8.53    620,537      54,693      8.81
Non-interest-earning assets          24,49                           20,524                           20,991
                                  --------                         --------                         --------

          Total assets            $818,312                         $725,645                         $641,528
                                   =======                          =======                          =======

Interest-bearing liabilities:
     Deposits                     $592,855      19,654      3.32   $532,239      25,716      4.83   $473,149      24,759      5.23
     Borrowings                    101,818       5,070      4.98     87,151       5,061      5.81     72,029       4,746      6.59
                                  --------   ---------   -------   --------     -------   -------   --------   ---------   -------
          Total interest-bearing
            liabilities            694,673      24,724      3.56    619,390      30,777      4.97    545,178      29,505      5.41
                                             ---------   -------                -------   -------              ---------   -------

Non-interest-bearing liabilities    61,962                           53,222                           47,516

Stockholders' equity                61,677                           53,033                           48,834
                                  --------                         --------                         --------

          Total liabilities and
            stockholders' equity  $818,312                         $725,645                         $641,528
                                  ========                         ========                         ========


Net interest income and interest
  rate spread                                               3.75%               $29,381      3.56%               $25,188      3.40%
                                                         =======                =======   =======              =========   =======
                                               $33,055      4.18%
                                             =========   =======
Net interest margin (1)                                                                     4.17%                            4.06%
                                                                                          =======                          =======

Average interest-earning assets to
  average interest-bearing liabilities                    113.85%                          113.84%                          113.82%
                                                         =======                          =======                          =======

Adjustment of interest income to a tax
  equivalent basis on tax-exempt:
  Loans and investment securities            $     557                          $   454                        $     114
                                             =========                          =======                        =========


(1) The net interest margin is the net interest income divided by the average interest-earning assets.


                                                                                  RATE/VOLUME TABLE

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                2002VS. 2001                             2001VS. 2000
                                                                ------------                             ------------
                                                         INCREASE (DECREASE) DUE TO               INCREASE (DECREASE) DUE TO
                                                     VOLUME         RATE         TOTAL         VOLUME        RATE         TOTAL
                                                     ------         ----         -----         ------        ----         -----
                                                                               (Dollars in thousands)
Changes in interest income attributable to:
     Loan receivable                                 $ 5,563     $ (7,931)      $ (2,368)       $ 5,988     $(1,214)    $  4,774
     Investment securities                             1,139         (969)           170            719        (242)         477
     Federal funds sold                                  (29)        (129)           271            271         (56)         215
     Interest-earning deposits with banks                (13)         (10)           (23)            (9)          8           (1)
                                                     -------     --------       --------       --------     -------     --------
          Total interest income                      $ 6,660     $ (9,039)      $ (2,379)      $  6,969     $(1,504)    $  5,465
                                                     =======     ========       ========       ========     =======     ========

Changes in interest expense attributable to:
     Deposits                                        $ 2,645     $ (8,707)      $ (6,062)      $  2,944     $(1,987)    $    957

     Borrowings                                          788         (779)             9            921        (606)         315
                                                     -------     --------       --------       --------     -------     --------
          Total interest expense                     $ 3,433     $(9,486)       $(6,053)       $  3,865     $(2,593)    $  1,272
                                                     =======     ========       ========       ========     =======     ========

Increase in net interest income                                                 $  3,674                                $  4,193
                                                                                ========                                ========


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         This information is presented in "Asset and Liability Management" on pages 11 through 13 of this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated Financial Statements of the Company, together with the reports thereon of Grant Thornton LLP (dated January 24, 2002) are set forth on pages 36 through 63 hereof (see Item 15 of this Annual Report for Index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information is contained under "Ownership of Common Stock by Management" and "Election of Directors" in the Company's Proxy Statement dated February 26, 2003, is incorporated herein by reference in response to this item.

         The information contained under "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement dated February 26, 2003, is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information appearing under "Executive Compensation" in the Company's Proxy Statement dated February 26, 2003, is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information appearing under "Ownership of Common Stock by Principal Shareholders" and "Ownership of Common Stock By Management" in the Company's Proxy Statement dated February 26, 2003, is incorporated herein by reference in response to this item.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table presents information as of December 31, 2002, with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plan.


                                       (a)                    (b)                           (c)
                               -----------------------------------------------------------------------------------
                                                                                  Number of Securities Remaining
                                                                                  Available for Future Issuance
                              Number of Securities to be     Weighted Average       Under Equity Compensation
                               Issued upon Exercise of       Exercise Price of     Plans (Excluding Securities
        Plan Category           Outstanding Options         Outstanding Options       Reflected in Column (a))
------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders(1)            722,842                   $15.28                 259,749

Equity compensation plans
not approved by shareholders                 -                        -                       -
                                       -------                                          _______

Total                                  722,842                   $15.28                 259,749
                                       =======                                          =======
-----------------------------------------------------------------------------------------------------------------
(1) Consists of the 1995 Stock Option Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under "Certain Transactions" in the Company's Proxy Statement dated February 26, 2003, is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES

         The Company's principal executive officer and principal financial officer, based on their evaluation as of a date within 90 days of the filing of this report, have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Documents filed as a part of the Report:

         (1)   Report of Grant Thornton LLP, Independent Auditors

               Consolidated Statements of Financial Condition as of December 31,
                 2002 and 2001

               Consolidated Statements of Earnings for years ended December 31,
                 2002, 2001 and 2000

               Consolidated Statements of Comprehensive Income for years ended
                 December 31, 2002, 2001 and 2000

               Consolidated Statements of Stockholders' Equity for years ended
                 December 31, 2002, 2001 and 2000

               Consolidated Statements of Cash Flows for years ended December
                 31, 2002, 2001 and 2000

               Notes to Consolidated Financial Statements for years ended
                 December 31, 2002, 2001 and 2000

         (2)   Financial Statement Schedules:

                           The information is contained in the Company's Annual
              Report to Stockholders for the year ended December 31, 2002, is incorporated herein by reference in response to this item.

         (3) The following are filed as exhibits to this Annual Report on Form 10-K:

         Exhibit
         NUMBER

         * 2(a).....................Agreement and Plan of Merger, dated
                                    March 31, 1999, between Oak Hill Financial,
                                    Inc. and Towne Financial Corporation
                                    (reference is made to Exhibit 2.1 of the Prospectus/Proxy Statement filed by the Company on Form S-4A with the SEC on August 3, 1999).

         * 2(b).....................Supplemental Agreement, dated as of March
                                    31, 1999, between Oak Hill Financial, Inc.
                                    and Towne Financial Corporation (reference is made to Exhibit 2.2 of the Prospectus/ Proxy Statement filed by the Company on Form S-4A with the SEC on August 3, 1999).

         * 3(a).....................Fourth Amended and Restated Articles of
                                    Incorporation (reference is made to Form
                                    S-4, Exhibit 3.1,  Registration No.
                                    333-81645, filed with the SEC on June 25, 1999 and incorporated herein by reference).

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

         *4(b)......................Rights Plan, dated January 23, 1998, between
                                    Oak Hill Financial, Inc., and Fifth Third
                                    Bank, (reference is made to Exhibit 4.1 to the Form 8-A, filed with the SEC on January 23, 1998 and incorporated herein by reference).

         *4(c)......................Amended Rights Plan, dated December 26,
                                    2000, between Oak Hill FinanciAL, INc., and
                                    Registrar and Transfer Company, (reference is made to Exhibit 2 to the Form 8-A12B/A, filed with the SEC on February 21, 2001 and incorporated herein by reference).

         *10(a).....................Oak Hill Financial, Inc. Amended and
                                    Restated 1995 Stock Option Plan (reference is made to Form SB-2, Exhibit 10(a), File No. 33-96216 and incorporated herein by reference).

         *10(b).....................Employment Agreement between Ron J. Copher and The Registrant, dated July 5, 1999.

         *10(c).....................Oak  Hill Financial, Inc. Second Amended and
                                    Restated 1995 Stock Option PlaN (REFErence is made to Form S-8, Exhibit 4(a), Registration No. 333-81167, filed with the SEC on June 21, 1999 and incorporated herein by reference).

         *10(d).....................Oak Hill Financial,  Inc. Third Amended and
                                    Restated 1995 Stock Option PlaN (REFErence is made to Post-Effective Amendment No. 1 to Form S-8, Exhibit 4(a), Registration No. 333-81167, filed with the SEC on January 21, 2000 and incorporated herein by reference).

         *10(e).....................Oak Hill Financial, Inc. Fourth Amended and
                                    Restated 1995 Stock Option Plan (reference is made to Form S-8, Exhibit 4(a), Registration No. 333-45690,filed with the SEC on September 12, 2000 and incorporated herein by reference).

          13........................2002 Annual Report (Selected portions)

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

          23........................Consent of Grant Thornton LLP.

          24........................Powers of Attorney.

          99.1......................Certification by Chief Executive  Officer,
                                    John D. Kidd, dated March 26, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2......................Certification by Chief Financial Officer,
                                    Ron J. Copher, dated March 26, 2003,
                                    pursuant to 18 U.S.C. Section 1350, as
                                    adopted pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002


*Incorporated by reference as indicated.

(b)  Form 8-K's Filed in the Fourth Quarter

1.     Form 8-K, dated October 11, 2002, filed with the SEC on October 11, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                     OAK HILL FINANCIAL, INC.                  DATE

                     By: /s/ JOHN D. KIDD                      February 26, 2003
                         ----------------------------------
                             John D. Kidd, Chief Executive
                             Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     SIGNATURE                     TITLE                                         DATE


*EVAN E. DAVIS                   Director                          )        February 26, 2003
---------------------------                                        )                          ------------------
                                                                   )
                                                                   )
                                                                   )
/s/ JOHN D. KIDD                 Chairman, Chief Executive         )        February 26, 2003
---------------------------      Officer and Director              )                          ------------------
                                 (Principal Executive Officer)     )
                                                                   )
                                                                   )
                                                                   )
*RALPH E. COFFMAN, JR            President, Chief Administrative   )        February 26, 2003
---------------------------      Officer and Director              )                          ------------------
                                                                   )
                                                                   )
*RICHARD P. LEGRAND              Executive Vice President and      )        February 26, 2003
---------------------------      Director                          )                          ------------------
                                                                   )
                                                                   )
*DAVID G. RATZ                   Executive Vice President and      )        February 26, 2003
---------------------------      Chief Operating Officer           )                          ------------------
                                                                   )
                                                                   )
                                                                   )
*SCOTT J. HINSCH, JR.            Vice President                    )        February 26, 2003
---------------------------                                        )                         ------------------
                                                                   )
                                                                   )
*H. TIM BICHSEL                  Secretary                         )        February 26, 2003
---------------------------                                        )                         ------------------
                                                                   )
                                                                   )
                                                                   )
*RONALD J. COPHER                Chief Financial Officer and       )        February 26, 2003
---------------------------      Treasurer (Principal Financial    )                         ------------------
                                 and Accounting Officer)           )
                                                                   )
                                                                   )
*D. BRUCE KNOX                   Chief Information Officer         )        February 26, 2003
---------------------------                                        )                         ------------------
                                                                   )
                                                                   )
                                                                   )
*CANDICE R. DECLARK-PEACE        Director                          )        February 26, 2003
---------------------------                                        )                         ------------------





     SIGNATURE                     TITLE                                         DATE


*BARRY M. DORSEY, ED.D.          Director                          )        February 26, 2003
---------------------------                                        )                          ------------------
                                                                   )
                                                                   )
*DONALD R. SEIGNEUR              Director                          )        February 26, 2003
---------------------------                                        )                          ------------------
                                                                   )
                                                                   )
*WILLIAM S. SIDERS               Director                          )        February 26, 2003
---------------------------                                        )                          ------------------
                                                                   )
                                                                   )
*H. GRANT STEPHENSON             Director                          )        February 26, 2003
---------------------------                                        )                          ------------------
                                                                   )
                                                                   )
*NEIL S. STRAWSER                Director                          )        February 26, 2003
---------------------------                                        )                          ------------------
                                                                   )
                                                                   )
                                                                   )
*DONALD P. WOOD                  Director                          )        February 26, 2003
---------------------------                                        )                         ------------------
                                                                   )
                                                                   )
                                                                   )
By: /S/ JOHN D. KIDD                                               )        February 26, 2003
    -----------------------                                        )                         ------------------
     John D. Kidd, attorney                                        )
     -in-fact for each of                                          )
     the persons indicated                                         )


                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John D. Kidd, certify that:

1) I have reviewed this annual report on Form 10-K of Oak Hill Financial, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003



/S/ JOHN D. KIDD
--------------------------------------
John D. Kidd
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ron J. Copher, certify that:

1) I have reviewed this annual report on Form 10-K of Oak Hill Financial, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003



/s/ RON J. COPHER
----------------------------------------
Ron J. Copher
Chief Financial Officer

                                            CONSOLIDATED FINANCIAL STATEMENTS
                                            Exhibit 13





























                                                TABLE OF CONTENTS

                                                Financial Condition...........37

                                                Earnings......................38

                                                Stockholders' Equity..........39

                                                Comprehensive Income..........40

                                                Cash Flows....................41

                                                Notes.........................43



                            OAK HILL FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  December 31,
                        (In thousands, except share data)

                                                                                       2002                           2001

ASSETS

Cash and due from banks                                                          $   19,118                     $   18,915
Federal funds sold                                                                    5,540                         11,651
Investment securities designated as available for sale-- at market                   81,214                         75,574
Investment securities held to maturity -- at cost (approximate market
  value of  $2,522 and $3,386 at December 31, 2002 and 2001, respectively)            2,575                          3,407
Loans receivable-- net                                                              700,699                        644,444
Loans held for sale-- at lower of cost or market                                      1,245                          1,637
Office premises and equipment-- net                                                  10,266                          9,502
Federal Home Loan Bank stock-- at cost                                                5,764                          5,356
Real estate acquired through foreclosure                                                 --                          1,587
Accrued interest receivable on loans                                                  3,026                          3,164
Accrued interest receivable on investment securities                                    600                            657
Goodwill-- net                                                                          413                            216
Prepaid expenses and other assets                                                     2,249                          1,257
Prepaid federal income taxes                                                            381                             --
Deferred federal income taxes                                                           539                            965
                                                                                 ----------                     ----------

      TOTAL ASSETS                                                               $  833,629                     $  778,332
                                                                                 ==========                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand                                                                        $   61,847                     $   60,840
   Savings and time deposits                                                        601,966                        551,364
                                                                                    -------                        -------

      Total deposits                                                                663,813                        612,204

Securities sold under agreement to repurchase                                         5,553                          3,218
Advances from the Federal Home Loan Bank                                             86,055                         93,942
Notes payable                                                                         2,750                          2,700
Guaranteed preferred beneficial interests in the Corporation's
     junior subordinated debentures                                                   5,000                          5,000
Accrued interest payable and other liabilities                                        3,577                          3,858
Accrued federal income taxes                                                             --                          1,061
                                                                                 ----------                      ---------

      Total liabilities                                                             766,748                        721,983

Stockholders' equity
   Common stock-- $.50 stated value; authorized 15,000,000
      shares, 5,594,228 shares issued                                                 2,797                          2,797
   Additional paid-in capital                                                         5,113                          5,114
   Retained earnings                                                                 61,236                         53,506
   Treasury stock (225,020 and 326,933 shares
       at December 31, 2002 and 2001, respectively - at cost)                        (3,471)                        (5,007)
   Accumulated comprehensive income (loss):
       Unrealized gain (loss) on securities designated as available
         for sale, net of related tax effects                                         1,206                            (61)
                                                                                 ----------                     ----------

      Total stockholders' equity                                                     66,881                         56,349
                                                                                 ----------                     ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  833,629                     $  778,332
                                                                                 ==========                     ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                            OAK HILL FINANCIAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                             Year ended December 31,
                        (In thousands, except share data)

                                                                       2002                   2001                   2000

INTEREST INCOME

   Loans                                                           $  52,660              $  55,015              $  50,361
   Investments
      U.S. Government and agency securities                            3,095                  3,026                  3,316
      Obligations of state and political subdivisions                    815                    590                    162
      Other securities                                                   523                    763                    644
      Federal funds sold                                                 119                    277                     62
      Interest-bearing deposits                                           10                     33                     34
                                                                   ---------              ---------              ---------
         Total interest income                                        57,222                 59,704                 54,579

INTEREST EXPENSE

   Deposits                                                           19,654                 25,716                 24,759
   Borrowings                                                          5,070                  5,061                  4,746
                                                                   ---------              ---------              ---------
         Total interest expense                                       24,724                 30,777                 29,505
                                                                   ---------              ---------              ---------

         Net interest income                                          32,498                 28,927                 25,074

   Less provision for losses on loans                                  2,757                  2,591                  2,263
                                                                   ---------              ---------              ---------
         Net interest income after provision for losses on loans      29,741                 26,336                 22,811

OTHER INCOME

   Service fees, charges and other operating                           2,845                  2,676                  2,498
   Insurance commissions                                               2,457                  2,203                  2,090
   Gain on sale of loans                                               2,358                  1,385                    174
   Gain (loss) on sale of securities                                     315                     43                   (319)
   Gain on sale of branch                                                122                    900                     --
   Gain (loss) on sale of real estate                                     16                    (16)                    (9)
                                                                   ---------              ---------              ---------
         Total other income                                            8,113                  7,191                  4,434

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

   Employee compensation and benefits                                 13,123                 11,744                 10,058
   Occupancy and equipment                                             2,433                  2,089                  1,981
   Federal deposit insurance premiums                                    109                    131                    100
   Franchise taxes                                                       709                    667                    533
   Other operating                                                     5,922                  5,782                  5,062
   Merger-related expenses                                               367                    259                     --
                                                                   ---------              ---------              ---------
         Total general, administrative and other expense              22,663                 20,672                 17,734
                                                                   ---------              ---------              ---------

         Earnings before federal income taxes                         15,191                 12,855                  9,511

FEDERAL INCOME TAXES

   Current                                                             5,078                  4,224                  3,303
   Deferred                                                             (227)                   (91)                  (129)
                                                                   ---------              ---------              ---------
         Total federal income taxes                                    4,851                  4,133                  3,174
                                                                   ---------              ---------              ---------

         NET EARNINGS                                              $  10,340              $   8,722               $  6,337
                                                                   =========              =========              =========

         EARNINGS PER SHARE

            BASIC                                                      $1.94                  $1.66                  $1.17
                                                                        ====                   ====                   ====
            DILUTED                                                    $1.90                  $1.65                  $1.16
                                                                        ====                   ====                   ====


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                            OAK HILL FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2002, 2001 and 2000
                        (In thousands, except share data)

                                                                                    UNREALIZED
                                                                                   GAINS (LOSSES)
                                                                                   ON SECURITIES
                                            ADDITIONAL                             DESIGNATED AS
                                   COMMON     PAID-IN    RETAINED      TREASURY      AVAILABLE
                                    STOCK     CAPITAL    EARNINGS       STOCK        FOR SALE        TOTAL

BALANCE AT JANUARY 1, 2000        $  2,769   $  4,650     $42,897     $     (755)    $  (1,536)      $48,025

Issuance of 45,000 shares under
   stock option plan                    24        390          --             --            --           414
Dividends declared of $.394 per
   share                                --         --      (2,129)            --            --        (2,129)
Repurchase of 257,470 shares            --         --          --         (3,925)           --        (3,925)
Unrealized gains on securities
   designated as available for
   sale, net of related tax
   effects                              --         --          --             --         1,502         1,502
Net earnings for the year               --         --       6,337             --            --         6,337
                                  --------   --------     -------     ----------     ---------       -------

BALANCE AT DECEMBER 31, 2000         2,793      5,040      47,105         (4,680)          (34)       50,224

Sale of treasury stock                  --         --          --            480            --           480
Issuance of 27,825 shares under
    stock option plan                    4         74          --            223            --           301
Dividends declared of $.443 per
    share                               --         --      (2,321)            --            --        (2,321)
Repurchase of 73,050 shares             --         --          --         (1,030)           --        (1,030)
Unrealized losses on securities
   designated as available for
   sale, net of related tax
   effects                              --         --          --             --           (27)          (27)
Net earnings for the year               --         --       8,722             --            --         8,722
                                  --------   --------     -------     ----------     ---------       -------

BALANCE AT DECEMBER 31, 2001         2,797      5,114      53,506         (5,007)          (61)       56,349

Issuance of 98,313 shares under
   stock option plan                    --         (1)         --          1,536            --         1,535
Dividends declared of $.491 per
   share                                --         --      (2,610)            --            --        (2,610)
Unrealized gains on securities
   designated as available for
   sale, net of related tax
   effects                              --         --          --             --         1,267         1,267
Net earnings for the year               --         --      10,340             --            --        10,340
                                  --------   --------     -------     ----------     ---------       -------

BALANCE AT DECEMBER 31, 2002      $  2,797   $  5,113     $61,236     $   (3,471)    $   1,206       $66,881
                                  ========   ========     =======     ==========     =========       =======


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                            OAK HILL FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the years ended December 31, 2002, 2001 and 2000
                                 (In thousands)

                                                                        2002                  2001                   2000


Net earnings                                                         $10,340                $ 8,722                $ 6,337

Other comprehensive income, net of tax:

    Unrealized gains on securities designated as available
         for sale, net of taxes of $760, $1 and $666 in 2002,
         2001 and 2000, respectively                                   1,475                      1                  1,291
    Reclassification adjustment for realized
         (gains) losses included in net earnings, net of
         taxes (benefits) of $107, $15 and $(108)
         in 2002, 2001 and 2000, respectively                           (208)                   (28)                   211
                                                                     -------               --------                -------

Comprehensive income                                                 $11,607                $ 8,695                $ 7,839
                                                                     =======               ========                =======

Accumulated comprehensive income (loss)                              $ 1,206               $    (61)               $   (34)
                                                                     =======               ========                =======


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                            OAK HILL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                                 (In thousands)

                                                                        2002                   2001                   2000


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings for the year                                      $   10,340            $     8,722            $     6,337
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                      651                    823                    853
      (Gain) loss on sale of securities                                 (315)                   (43)                   319
      Amortization of premiums and discounts
         on investment securities-- net                                  949                    464                     35
      Proceeds from sale of loans in secondary market                110,247                 75,769                 10,658
      Loans disbursed for sale in secondary market                  (108,764)               (76,541)               (10,509)
      Gain on sale of loans                                           (1,091)                  (682)                   (89)
      (Gain) loss on disposition of assets                              (138)                  (884)                     9
      Loss on impairment of office premises                               --                     --                    185
      Amortization of deferred loan origination costs                    195                    342                    174
      Federal Home Loan Bank stock dividends                            (270)                  (375)                  (335)
      Provision for losses on loans                                    2,757                  2,591                  2,263
      Amortization of goodwill                                            --                     33                     34
      Increase (decrease) in cash due to changes in:
         Prepaid expenses and other assets                              (874)                  (630)                  (394)
         Accrued interest receivable                                     195                    392                   (620)
         Accrued interest payable and other liabilities                 (457)                  (814)                 1,990
         Federal income taxes
            Current                                                   (1,442)                 1,651                    567
            Deferred                                                    (227)                   (91)                  (129)
                                                                  ----------            -----------            -----------

               Net cash provided by operating activities              11,756                 10,727                 11,348

CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES:

   Loan disbursements                                               (389,543)              (301,241)              (293,153)
   Principal repayments on loans                                     332,096                251,113                198,783
   Principal repayments on mortgage-backed securities
     designated as available for sale                                 16,708                 12,839                  1,896
   Proceeds from sale of investment securities designated
      as available for sale                                           31,711                 32,533                 21,769
   Proceeds from sale of investment securities designated
      as held to maturity                                              2,011                  1,493                     --
   Proceeds from maturity of investment securities                     5,170                  7,317                    755
   Proceeds from disposition of assets                                   371                  1,504                    720
   Purchase of investment securities designated as
      available for sale                                             (58,079)               (72,203)               (25,493)
   Purchase of investment securities designated as
      held-to-maturity                                                (1,050)                    --                 (4,947)
   (Increase) decrease in federal funds sold-- net                     6,111                (11,574)                 3,777
   Purchase of McNelly Insurance Agency                                  (97)                    --                     --

   Purchase of Federal Home Loan Bank stock                             (138)                    --                   (567)
   Purchase of office premises and equipment                          (1,756)                (1,305)                (1,112)
                                                                  ----------            -----------            -----------

               Net cash used in investing activities                 (56,485)               (79,524)               (97,572)
                                                                  ----------            -----------            -----------

               Net cash used in operating and investing
                  activities (balance carried forward)               (44,729)               (68,797)               (86,224)
                                                                  ----------            -----------            -----------




                            OAK HILL FINANCIAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             Year ended December 31,
                                 (In thousands)

                                                                        2002                   2001                   2000

               Net cash used in operating and investing
                  activities (balance brought forward)            $  (44,729)           $   (68,797)           $   (86,224)

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:

   Proceeds (repayments) from securities sold under
     agreement to repurchase                                           2,335                  3,075                 (1,029)
   Net increase in deposit accounts                                   51,609                 49,790                 73,671
   Proceeds from Federal Home Loan Bank advances                     164,961                609,645              3,251,616
   Repayment of Federal Home Loan Bank advances                     (172,848)              (585,855)            (3,241,144)
   Proceeds from notes payable                                            --                    400                  2,800
   Repayment of notes payable                                            (50)                    --                   (500)
   Proceeds from issuance of debt securities                              --                     --                  5,000
   Dividends on common shares                                         (2,610)                (2,321)                (2,129)
   Purchase of treasury stock                                             --                 (1,030)                (3,925)
   Proceeds from sale of treasury stock                                   --                    480                     --
   Proceeds from issuance of shares under stock option plan            1,535                    301                    414
                                                                  ----------            -----------            -----------

               Net cash provided by financing activities              44,932                 74,485                 84,774
                                                                  ----------            -----------            -----------

Net increase (decrease) in cash and cash equivalents                     203                  5,688                 (1,450)

Cash and cash equivalents at beginning of year                        18,915                 13,227                 14,677
                                                                  ----------            -----------            -----------

Cash and cash equivalents at end of year                          $   19,118            $    18,915            $    13,227
                                                                  ==========            ===========            ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for:
   Federal income taxes                                           $    4,874            $     2,634            $     3,363
                                                                  ==========            ===========            ===========

   Interest on deposits and borrowings                            $   24,974            $    31,551            $    28,366
                                                                  ==========            ===========            ===========

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING ACTIVITIES:

   Unrealized gains (losses) on securities designated as
      available for sale, net of related tax effects              $    1,267            $       (27)           $     1,502
                                                                  ==========            ===========            ===========

   Recognition of mortgage servicing rights in
      accordance with SFAS No. 140                                $    1,267            $       703            $        85
                                                                  ==========            ===========            ===========

   Transfers from loans to real estate acquired
      through foreclosure                                         $       --            $     1,654            $       779
                                                                  ==========            ===========            ===========

   Issuance of  loans upon sale of real estate acquired
      through foreclosure                                         $    1,760            $        --            $        --
                                                                  ==========            ===========            ===========

SUPPLEMENTAL DISCLOSURE OF
NONCASH FINANCING ACTIVITIES:

   Issuance of note payable in connection with the purchase
      of McNelly insurance Agency                                 $      100            $        --            $        --
                                                                  ==========            ===========            ===========

   Acquisition of treasury stock in exchange for stock options    $       23            $        --            $        --
                                                                  ==========            ===========            ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            OAK HILL FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2001 and 2000


NOTE A -- SUMMARY OF ACCOUNTING POLICIES

         Oak Hill Financial, Inc. (the "Company") is a financial holding company the principal assets of which have been its ownership of Oak Hill Banks ("Oak Hill"), Towne Bank ("Towne"), (collectively "Banks"), Action Finance Company ("Action") and McNelly, Patrick and Associates ("MPA"). Accordingly, the Company's results of operations are primarily dependent upon the results of operations of its subsidiaries. During 2002, the Board of Directors of the Company, Oak Hill and Towne approved a business plan whereby the Banks merged on November 30, 2002 into a single bank charter under the name Oak Hill Banks. Hereinafter, the consolidated financial statements use the term "Oak Hill" to describe the preexisting individual banks owned by the Company.

         Oak Hill conducts a general commercial banking business in southern and central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. Action is a consumer finance company that originates installment and home equity loans. Oak Hill's and Action's profitability are significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Oak Hill and Action can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

         On August 31, 2001, the Company combined with Innovative Financial Services Agency, Inc. ("IFS") in a transaction whereby IFS became a wholly-owned subsidiary of the Company. IFS is an insurance agency specializing in group health insurance and other employee benefits in southern and central Ohio. IFS was renamed Oak Hill Financial Insurance Agency, Inc. and conducts business as McNelly, Patrick and Associates ("MPA"). The transaction was initiated prior to July 1, 2001 and was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have previously been restated to reflect the effects of the business combination as of January 1, 2000. Pursuant to the merger agreement, the Company issued 172,414 shares of common stock in exchange for the shares of IFS.

         On September 30, 2001, the Company formed Oak Hill Title Agency, LLC ("Oak Hill Title") in conjunction with a law firm to provide title services for commercial and residential real estate transactions. Oak Hill Title commenced operations in January 2002.

         The consolidated financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and general accounting practices within the financial services industry. In preparing financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

         The following is a summary of the Company's significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

1.   PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oak Hill, Action, Oak Hill Capital Trust I, MPA and Oak Hill Title. All intercompany balances and transactions have been eliminated.

2.   INVESTMENT SECURITIES

         TheCompany accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if the Company has the positive intent and ability to hold these securities to maturity. Trading securities

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively.

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

         Loans held for sale are carried at the lower of cost or market, determined in the aggregate. Loans held for sale are identified at the point of origination. In computing lower of cost or market, deferred loan origination fees are deducted from the principal balance of the related loan. All loan sales are made without further recourse to Oak Hill. At December 31, 2002 and 2001, loans held for sale were carried at cost.

         Oak Hill generally retains servicing on loans sold and agrees to remit to the investor loan principal and interest at agreed-upon rates. Mortgage servicing rights are accounted for pursuant to the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires that Oak Hill recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

         SFAS No. 140 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by Oak Hill, calculated in accordance with the provisions of SFAS No. 140, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value of the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

         Oak Hill recorded amortization related to mortgage servicing rights totaling approximately $602,000, $467,000 and $60,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the carrying value of Oak Hill's mortgage servicing rights, which approximated their fair value, totaled $1.8 million and $1.1 million, respectively.

4.   LOAN ORIGINATION AND COMMITMENT FEES

         The Company accounts for loan origination fees and costs in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Pursuant to the provisions of SFAS No. 91, all loan origination fees received, net of certain direct origination costs, are deferred on a loan-by-loan basis and amortized to interest income using the interest method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs.

         Fees received for loan commitments are deferred and amortized over the life of the related loan using the interest method.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


5.   ALLOWANCE FOR LOAN LOSSES

         It is the Company's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, trends in the level of delinquent and specific problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions in Oak Hill's primary market areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

         The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans' observable market price or fair value of the collateral.

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

         At December 31, 2002 and 2001, the Company had no impaired loans as defined under SFAS No. 114.

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

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


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

9.   GOODWILL

         For years prior to 2002, goodwill arising from an acquisition was amortized to operations through 2001 using the straight-line method over a fifteen-year period. It was management's policy to periodically evaluate the carrying value of intangible assets in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

         In January 2002, MPA purchased McNelly Insurance Agency, a local property and casualty insurance agency, for consideration of $100,000 in cash and a $100,000 note payable. This purchase resulted in an increase in goodwill of $197,000.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. Goodwill has been assigned to Oak Hill and MPA as the reporting units that are expected to benefit from the goodwill.

         The Company evaluated the unamortized goodwill balance of $413,000 during 2002 in accordance with the provisions of SFAS No. 142 via independent third-party appraisal. The evaluation showed no indication of impairment. The adoption of SFAS No. 142 has resulted in the elimination of annual goodwill amortization of approximately $33,000.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of financial instruments, both assets and liabilities whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

         The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at December 31, 2002 and 2001.

         CASH AND DUE FROM BANKS. The carrying amounts presented in the consolidated statements of financial condition for cash and due from banks are deemed to approximate fair value.

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

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


         FEDERAL HOME LOAN BANK STOCK. The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

         DEPOSITS. The fair value of NOW accounts, savings accounts, demand deposits, money market deposits and other transaction accounts is deemed to approximate the amount payable on demand at December 31, 2002 and 2001. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

         ADVANCES FROM THE FEDERAL HOME LOAN BANK. The fair value of advances from the Federal Home Loan Bank has been estimated using discounted cash flow analysis, based on the interest rates currently offered for advances of similar remaining maturities.

         SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE. The carrying amounts of securities sold under agreements to repurchase are deemed to approximate fair value.

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

         COMMITMENTS TO EXTEND CREDIT. For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at December 31, 2002 and 2001 was not material.

         Based on the foregoing methods and assumptions, the carrying value and fair value of the Company's financial instruments are as follows:


                                                                                  DECEMBER 31,

                                                                    2002                                     2001
                                                          CARRYING          FAIR                   CARRYING         FAIR
                                                            VALUE           VALUE                    VALUE          VALUE
                                                                                   (In thousands)

Financial assets
   Cash and due from banks                               $ 19,118        $ 19,118                 $ 18,915        $ 18,915
   Federal funds sold                                       5,540           5,540                   11,651          11,651
   Investment securities                                   83,789          83,736                   78,981          78,960
   Loans receivable                                       701,944         706,445                  646,081         660,459
   Federal Home Loan Bank stock                             5,764           5,764                    5,356           5,356
                                                         --------        --------                 --------        --------


                                                         $816,155        $820,603                 $760,984        $775,341
                                                         ========        ========                 ========        ========

Financial liabilities
   Deposits                                              $663,813        $664,294                 $612,204        $613,287
   Advances from the Federal

     Home Loan Bank                                        86,055          86,280                   93,942          93,369
   Securities sold under agreement to repurchase            5,553           5,553                    3,218           3,218
   Notes payable                                            2,750           2,750                    2,700           2,700
   Subordinated debentures                                  5,000           5,192                    5,000           5,473
                                                         --------        --------                 --------        --------

                                                         $763,171        $764,069                 $717,064        $718,047
                                                         ========        ========                 ========        ========

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


11.   EARNINGS PER SHARE

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock option. The computations were as follows for the years ended December 31:


                                                                         2002              2001             2000

    Weighted-average common shares
      outstanding (basic)                                           5,317,313         5,243,952        5,399,303

    Dilutive effect of assumed exercise
      of stock options                                                121,285            42,002           48,031
                                                                  -----------       -----------       ----------

    Weighted-average common shares
      outstanding (diluted)                                         5,438,598         5,285,954        5,447,334
                                                                    =========         =========        =========



         Options to purchase 1,000, 420,875 and 504,375 shares of common stock with a respective weighted-average exercise price of $21.85, $17.11 and $17.12 were outstanding at December 31, 2002, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

12.    STOCK OPTION PLAN

         The Company has a stock option plan that provides for grants of options of up to 1,200,000 authorized, but unissued shares of its common stock. The Company accounts for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

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



                                                                                2002           2001            2000

Net earnings (In thousands)                As reported                       $10,340         $8,722          $6,337

                                          Stock-based
                                    compensation, net of tax                   (128)          (313)           (293)
                                                                            -------          -----           -----

                                             Pro forma                       $10,212         $8,409          $6,044
                                                                              ======          =====           =====

Basic earnings per share                   As reported                         $1.94          $1.66           $1.17
                                                                                ====           ====            ====

                                             Pro forma                         $1.92          $1.60           $1.12
                                                                                ====           ====            ====

Diluted earnings per share                 As reported                         $1.90          $1.65           $1.16
                                                                                ====           ====            ====

                                             Pro forma                         $1.88          $1.59           $1.11
                                                                                ====           ====            ====

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


         The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 2.3%, 2.8% and 2.5% for 2002, 2001 and 2000, respectively; expected volatility of 30.0% for 2002 and 10.0% for 2001 and 2000; risk-free interest rates of 4.00%, 4.50% and 6.00% for 2002, 2001 and 2000, respectively and expected lives of 10 years.

         A summary of the status of the Company's Stock Option Plan as of December 31, 2002, 2001 and 2000 and changes during the periods ended on those dates is presented below:



                                                      2002                      2001                         2000
                                                           WEIGHTED-                   WEIGHTED-                  WEIGHTED-
                                                            AVERAGE                     AVERAGE                   AVERAGE
                                                           EXERCISE                    EXERCISE                   EXERCISE
                                             SHARES          PRICE       SHARES          PRICE        SHARES
  PRICE

Outstanding at beginning of year            825,526        $14.96        713,301        $14.75       625,301        $14.23
Granted                                       1,000         21.85        157,550         15.05       137,000         14.75
Exercised                                  (101,284)        12.73        (27,825)         8.67       (45,000)         7.42
Forfeited                                    (2,400)        14.96        (17,500)        16.98        (4,000)        16.84
                                           --------                      -------                    --------

Outstanding at end of year                  722,842        $15.28        825,526        $14.96       713,301        $14.75
                                            =======         =====        =======         =====       =======         =====

Options exercisable at year-end             644,967                      657,144                     644,801
                                            =======                      =======                     =======
Weighted-average fair value of
   options granted during the year                         $ 7.25                       $ 2.34                      $ 3.24
                                                            =====                        =====                       =====


         The following information applies to options outstanding at December 31, 2002:

Range of exercise prices                                  Number outstanding
      $  2.79 - $  4.19                                                7,102
      $  4.20 - $  6.30                                                   --
      $  6.31 - $  9.47                                               46,650
      $  9.48 - $ 14.22                                               23,500
      $ 14.23 - $ 21.35                                              644,590
       $21.36 - $ 21.85                                                1,000
                                                                   ---------
            Total                                                    722,842

Weighted-average exercise price                                       $15.28
Weighted-average remaining contractual life                        7.2 years

13.   CAPITALIZATION

         The Company's authorized capital stock includes 1,500,000 shares of $.01 per share par value voting preferred stock and 1,500,000 shares of $.01 per share par value non-voting preferred stock. No preferred shares have been issued at December 31, 2002 and 2001.

14.   ADVERTISING

         Advertising costs are expensed when incurred. The Company's advertising expense totaled $423,000, $393,000, and $372,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


15.   CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents are comprised of cash and due from banks.

16.   RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 2002 consolidated financial statement presentation.

17.   EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity should recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and
(b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flow to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective January 1, 2002, as required, without material effect on the Company's financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

         The Company adopted SFAS No. 146 effective January 1, 2003, as required, without material effect on the Company's financial condition or results of operations.

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

         The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The Company adopted SFAS No. 147 effective October 1, 2002, as required, without material effect on the Company's financial condition or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 is not expected to have a material effect on the Company's financial position or results of operations.

NOTE B -- INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at December 31 are shown below.

                                                                                        2002
                                                                            GROSS                    GROSS        ESTIMATED
                                                          AMORTIZED      UNREALIZED               UNREALIZED       FAIR
                                                            COST            GAINS                   LOSSES         VALUE
                                                                                   (In thousands)
Held to maturity:

    Trust preferred securities due after ten years        $ 2,575         $    --                  $    53         $ 2,522
                                                         ========          ======                  =======        ========

Available for sale:

    U.S. Government and agency obligations                $63,534          $1,266                  $     2         $64,798
    Obligations of state and political subdivisions        15,729             604                       76          16,257
    Other securities                                          123              36                       --             159
                                                         --------          ------                  -------        --------

               Total securities available for sale        $79,386          $1,906                  $    78         $81,214
                                                         ========          ======                  =======        ========


                                                                                        2001
                                                                            GROSS                    GROSS        ESTIMATED
                                                          AMORTIZED      UNREALIZED               UNREALIZED       FAIR
                                                            COST            GAINS                   LOSSES         VALUE
                                                                                   (In thousands)
Held to maturity:

    Trust preferred securities due after ten years        $ 3,407          $   --                  $    21         $ 3,386
                                                         ========          ======                  =======        ========

Available for sale:

    U.S. Government and agency obligations                $57,289          $  440                  $   318         $57,411
    Obligations of state and political subdivisions        18,248             122                      367          18,003
    Other securities                                          130              43                       13             160
                                                         --------          ------                  -------        --------

               Total securities available for sale        $75,667          $  605                  $   698         $75,574
                                                         ========          ======                  =======        ========


         The amortized cost and estimated fair value of investment securities designated as available for sale, by term to maturity at December 31, are shown below.


                                                                     2002                                          2001
                                                                          ESTIMATED                              ESTIMATED
                                                          AMORTIZED         FAIR                   AMORTIZED       FAIR
                                                            COST            VALUE                    COST          VALUE
                                                                                   (In thousands)

Due in three years or less                                $ 7,783         $ 8,036                 $  1,349        $  1,389
Due after three years through five years                      417             417                       --              --
Due after five years through ten years                     14,069          14,440                   14,276          14,378
Due after ten years                                        57,117          58,321                   60,042          59,807
                                                          -------         -------                 --------        --------

                                                          $79,386         $81,214                  $75,667         $75,574
                                                          =======         =======                 ========        ========

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


         Proceeds from sales of investment securities designated as available for sale during the year ended December 31, 2002, totaled $31.7 million, resulting in gross realized gains of $268,000 and gross realized losses of $82,000 on such sales.

         Proceeds from the sale of investment securities designated as held-to-maturity during the year ended December 31, 2002, totaled $2.0 million, resulting in a gross realized gain of $129,000 on such sale. The sale followed a significant deterioration of the issuer's creditworthiness such that the securities were deemed by management and a nationally recognized rating organization as less than investment grade.

         Proceeds from sales of investment securities designated as available for sale during the year ended December 31, 2001, totaled $32.5 million, resulting in gross realized gains of $148,000 and gross realized losses of $84,000 on such sales.

         Proceeds from the sale of an investment security designated as held-to-maturity during the year ended December 31, 2001, totaled $1.5 million, resulting in a gross realized loss of $21,000 on such sale. This isolated sale followed a significant deterioration of the issuer's creditworthiness such that the security was deemed by management and a nationally recognized rating organization as less than investment grade.

         Proceeds from sales of investment securities designated as available for sale during the year ended December 31, 2000, totaled $21.8 million, resulting in gross realized gains of $64,000 and gross realized losses of $383,000 on such sales.

         At December 31, 2002 and 2001, investment securities with an aggregate book value of $64.0 million and $57.2 million, respectively, were pledged as collateral for public deposits.

         The Company enters into purchases of mortgage-backed securities under agreements to resell substantially identical securities on behalf of some of its deposit customers. Securities purchased under agreements to resell totaled $5.6 million and $3.2 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the agreements were scheduled to mature within 90 days and no material amount of agreements to resell securities was outstanding with any individual dealer. Securities purchased under agreement to resell averaged approximately $4.2 million during 2002 and the maximum amount outstanding at any month-end during 2002 was $5.6 million.

NOTE C -- LOANS RECEIVABLE

         The composition of the loan portfolio, including loans held for sale, is as follows at December 31:

                                                                              2002              2001
                                                                                 (In thousands)

Real estate mortgage (primarily residential)                              $245,794            $373,323
Installment, net of unearned interest of $1.6 million and $1.9 million
     at December 31, 2002 and 2001, respectively                            72,012              62,829
Commercial and other                                                       391,586             216,611
Credit card                                                                  1,694               1,663
                                                                         ---------           ---------
     Gross loans                                                           711,086             654,426

Less:
     Allowance for loan losses                                               9,142               8,345
                                                                         ---------           ---------

     Loans receivable, net                                                $701,944            $646,081
                                                                         =========           =========



         The Company's lending efforts have historically focused on real estate mortgages and consumer installment loans, which comprised approximately $317.8 million, or 45%, of the gross loan portfolio at December 31, 2002, and approximately $436.2 million, or 67%, of the gross loan portfolio at December 31, 2001. In recent years, lending efforts have increasingly focused on commercial loans, generally secured by commercial real estate and equipment, which comprise approximately $391.6 million, or 55%, of the gross loan portfolio at December 31, 2002, and approximately $216.6 million, or 33%, of the total loan portfolio at December 31, 2001. Generally, such loans have been underwritten with sufficient collateral or cash down payments to provide the Company with adequate collateral coverage in the event of default. Nevertheless, the Company, as with any lending institution, is subject to the risk that real estate values or economic conditions could deteriorate in its primary lending areas within Ohio, thereby impairing collateral values. However, management is of the belief that real estate values and economic conditions in the Company's primary lending areas are presently stable.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


As stated previously, the Company has sold whole loans and participating interests in loans in the secondary market, retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $187.0 million, $143.4 million and $115.7 million at December 31, 2002, 2001 and 2000, respectively.

         The activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                           2002           2001            2000

(In thousands)

Balance at beginning of period           $8,345         $7,197          $6,132
Provision charged to operations           2,757          2,591           2,263
Charge-offs                              (2,563)        (1,826)         (1,413)
Recoveries                                  603            383             215
                                         ------         ------          ------

Balance at end of period                 $9,142         $8,345          $7,197
                                         ======         ======          ======

         At December 31, 2002, 2001 and 2000, the Company had nonaccrual and nonperforming loans totaling approximately $7.3 million, $5.2 million and $2.9 million, respectively. Interest income that would have been recognized had nonaccrual loans performed pursuant to contractual terms totaled approximately $357,000, $416,000 and $262,000 for the years ended December 31, 2002, 2001 and
2000, respectively.


NOTE D -- OFFICE PREMISES AND EQUIPMENT

         Office premises and equipment are summarized at December 31 as follows:

                                                         2002           2001
                                                            (In thousands)
Land and buildings                                    $11,302        $10,650
Furniture and equipment                                 5,935          5,363
Leasehold improvements                                    773            584
                                                      -------       --------

                                                       18,010         16,597
     Less accumulated depreciation and amortization    (7,744)        (7,095)
                                                      -------        -------

                                                      $10,266       $  9,502
                                                       ======        =======

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


NOTE E -- DEPOSITS

         Deposit balances at December 31 are summarized as follows:


DEPOSIT TYPE AND                                                   2002                                      2001
INTEREST RATE RANGE                                        AMOUNT           RATE                    AMOUNT          RATE

(Dollars in thousands)

Demand deposit accounts                                 $  61,847             --                 $  60,840             --
Savings accounts                                           44,353           0.88%                   39,324           2.05%
NOW accounts                                               59,359           1.66%                   44,711           1.13%
Money market deposit accounts                               7,558           1.00%                    9,176           2.01%
Premium investment accounts                                40,604           1.26%                   60,652           1.89%
Select investment accounts                                 27,896           1.39%                   13,008           2.38%
                                                         --------                                 --------

Total transaction accounts                                241,617                                  227,711

Certificates of deposit
     1.00-- 2.99%                                          95,377                                   16,758
     3.00-- 4.99%                                         296,053                                  236,106
     5.00-- 6.99%                                          30,641                                  130,574
     7.00-- 8.00%                                             125                                    1,055
                                                         --------                                 --------

Total certificates of deposit                             422,196           3.59%                  384,493           4.76%
                                                         --------                                 --------

Total deposits                                           $663,813           2.64%                 $612,204           3.47%
                                                         ========           ====                  ========           ====


         The Company had deposit accounts with balances in excess of $100,000 totaling $227.3 million and $203.6 million at December 31, 2002 and 2001, respectively.

         Interest expense on deposits is summarized as follows for the years ended December 31:

                                              2002          2001          2000

                                                      (In thousands)

NOW accounts                               $ 1,204       $   566       $   628
Savings accounts                               485           774         1,200
Money market deposit accounts                  108           212           345
Premium investment accounts                    790         2,182         2,015
Select investment accounts                     459           488           683
Certificates of deposit                     16,608        21,494        19,888
                                           -------       -------       -------

                                           $19,654       $25,716       $24,759
                                           =======       =======       =======



The contractual maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                               2002                   2001
                                                      (In thousands)

Less than one year                         $253,872               $280,759
One year through three years                128,986                 92,155
More than three years                        39,338                 11,579
                                           --------               --------

                                           $422,196               $384,493
                                           ========               ========

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


NOTE F -- ADVANCES FROM THE FEDERAL HOME LOAN BANK

         Advances from the Federal Home Loan Bank, collateralized at December 31, 2002 and 2001 by pledges of certain residential mortgage loans totaling $116.2 million and $140.1 million, respectively, and Oak Hill's investment in Federal Home Loan Bank stock, are summarized as follows:

                     MATURING IN YEAR                DECEMBER 31,
INTEREST RATE        ENDED DECEMBER 31,           2002              2001
                                               (Dollars in thousands)

1.90% to 6.50%             2002               $      --            $18,770
1.46% to 6.50%             2003                  12,166              8,000
2.39% to 8.30%             2004                   4,766              1,485
3.23% to 8.10%             2005                   6,422              4,006
3.77% to 6.50%             2006                   4,598              4,482
4.14% to 7.30%             2007                   5,501              4,000
4.29% to 5.30%             2009                     994                300
5.15% to 8.02%             2010                   6,463              6,708
3.94% to 6.95%             2011                  41,148             41,806
       7.62%               2015                     850                850
       6.70%               2017                     864                898
       5.15%               2018                   2,283              2,637
                                                -------            -------
                                                $86,055            $93,942
                                                =======            =======
Weighted-average interest rate                    4.83%              4.84%
                                                  ====               ====



NOTE G -- OTHER BORROWINGS

         At December 31, 2002 and 2001, Action had a note payable to another financial institution totaling $2.7 million. The note matures in 2003, bears interest at a rate of 3.75% and 4.50% at December 31, 2002 and 2001, respectively, and is collateralized by a pledge of a portion of the Company's shares of Oak Hill.

         Additionally, MPA has a note payable created in connection with the purchase of a local insurance agency during 2002. The note has a balance of $50,000 bearing interest at 6.0% at December 31, 2002 and is scheduled to mature in January 2004.

NOTE H-- GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

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

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


NOTE I -- FEDERAL INCOME TAXES

         The provision for federal income taxes differs from that computed at the statutory corporate tax rate for the year ended December 31 as follows:


                                                                        2002                   2001                   2000
                                                                                          (In thousands)

Federal income taxes computed at the statutory rate                   $5,217                 $4,399                 $3,234
Increase (decrease) in taxes resulting from:
   Interest income on municipal loans and obligations
      of state and political subdivisions                               (371)                  (299)                   (75)
   Amortization of goodwill                                               --                     11                     11
   Nondeductible merger-related expenses                                   2                     44                     --
   Other                                                                   3                    (22)                     4
                                                                     -------                -------                -------
Federal income tax provision per consolidated
   financial statements                                               $4,851                 $4,133                 $3,174
                                                                     =======                =======                =======


         The composition of the Company's net deferred tax asset at December 31 is as follows:


                                                                                2002           2001
                                                                                  (In thousands)
Taxes (payable) refundable on temporary differences at statutory rate:

Deferred tax assets:
   Book/tax difference of loan loss allowance                              $   3,108       $  2,858
   Unrealized losses on securities designated as available for sale               --             32
   Deferred compensation benefits                                                 97            103
   Impairment losses                                                              49             64
   Other                                                                          31             --
                                                                             -------       --------

      Total deferred tax assets                                                3,285          3,057

Deferred tax liabilities:
   Deferred loan origination costs                                              (415)          (609)
   Federal Home Loan Bank stock dividends                                       (857)          (771)
   Unrealized gains on securities designated as available for sale              (622)            --
   Book/tax difference of depreciation                                          (131)          (163)
   Mortgage servicing rights                                                    (611)          (387)
   Mark-to-market adjustment                                                     (85)           (86)
   Book/tax difference on bad debt reserves                                       (2)           (50)
   Other                                                                         (23)           (26)
                                                                            --------       --------

      Total deferred tax liabilities                                          (2,746)        (2,092)
                                                                            --------       --------

Net deferred tax asset                                                     $     539       $    965
                                                                            ========        =======



         The Company has not recorded a valuation allowance for any portion of the net deferred tax asset at December 31, 2002 and 2001, based on the amount of income taxes subject to recovery in carryback years.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


NOTE J -- RELATED PARTY TRANSACTIONS

         In the normal course of business, the Company has made loans to its directors, officers, and their related business interests. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of such loans outstanding at December 31, 2002, 2001 and 2000 totaled approximately $5.0 million, $1.1 million and $1.9 million, respectively.

         The Company had also received demand and time deposits of approximately $12.4 million, $10.1 million and $14.9 million at December 31, 2002, 2001 and 2000 from directors, officers and their related business interests.

NOTE K -- EMPLOYEE BENEFIT PLANS

         The Company has a profit-sharing and 401(k) plan covering all employees who have attained the age of twenty-one and completed three months of continuous service. The profit-sharing plan is non-contributory and contributions to the plan are made at the discretion of the Board of Directors. The Company contributed $250,000, $300,000 and $150,000 to the plan for the years ended December 31, 2002, 2001 and 2000, respectively.

         The 401(k) plan allows employees to make voluntary, tax-deferred contributions up to 15% of their base annual compensation. The Company provides, at its discretion, a 50% matching of funds for each participant's contribution, subject to a maximum of 6% of base compensation. The Company's matching contributions under the 401(k) plan totaled $260,000, $166,000 and $127,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

         At December 31, 2002, the Company had outstanding commitments of approximately $25.1 million to originate residential and commercial loans. Also, the Company had unused lines of credit and letters of credit totaling approximately $90.8 million and $563,000, respectively, as of December 31, 2002. In the opinion of management, outstanding loan commitments equaled or exceeded prevalent market interest rates as of December 31, 2002, such commitments were underwritten in accordance with normal loan underwriting policies, and all disbursements will be funded via normal cash flow from operations and existing excess liquidity.

         The Company has also entered into lease agreements for office premises and equipment under operating leases which expire at various dates through 2009. The following table summarizes minimum payments due under lease agreements by year:

 YEAR ENDING
DECEMBER 31,                               (Dollars in thousands)


       2003                                      $421
       2004                                       225
       2005                                       114
       2006                                        86
       2007                                        54
     2008 through 2009                             89
                                                -----
                                                 $989
                                                =====

         Total rental expense under operating leases was $588,000, $458,000 and $398,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


NOTE M -- REGULATORY CAPITAL

         Oak Hill is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation (the "FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on Oak Hill's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Oak Hill must meet specific capital guidelines that involve quantitative measures of Oak Hill's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Oak Hill's capital accounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prior to the November 30, 2002 Oak Hill-Towne merger, all of the regulatory requirements described herein also applied to Towne.

         The FDIC has adopted risk-based capital guidelines to which Oak Hill is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance-sheet commitments to four risk-weighting categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

         During the year ended December 31, 2002, Oak Hill was notified by its primary federal regulator that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" Oak Hill must maintain minimum Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios of 6%, 10%, and 5%, respectively. At December 31, 2002, Oak Hill was well-capitalized.

         As of December 31, 2002 and 2001, management believes that Oak Hill has met all of the capital adequacy requirements to which it is subject. Oak Hill's Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios at December 31, 2002 and 2001 and Towne's at December 31, 2001 are set forth in the following tables.


OAK HILL BANKS                                                  AS OF DECEMBER 31, 2002
                                                                                                       TO BE "WELL-
                                                                                                    CAPITALIZED" UNDER
                                                                    FOR CAPITAL                      PROMPT CORRECTIVE
                                      ACTUAL                     ADEQUACY PURPOSES                   ACTION PROVISIONS
                                AMOUNT       RATIO              AMOUNT         RATIO                AMOUNT       RATIO
                                                                (Dollars in thousands)
Total capital                  $71,360       10.9%              $52,467        > 8.0%              $65,584      > 10.0%
                                                                               -                                -
(to risk-weighted assets)
Tier 1 capital                 $63,157        9.6%              $26,233        > 4.0%              $39,350       > 6.0%
                                                                               -                                 -
(to risk-weighted assets)
Tier 1 leverage                $63,157        7.6%              $33,414        > 4.0%              $41,767       > 5.0%
                                                                               -                                 -


                            OAK HILL FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (CONTINUED) For the years ended December 31, 2002, 2001 and 2000



                                                                AS OF DECEMBER 31, 2001
                                                                                                       TO BE "WELL-
                                                                                                    CAPITALIZED" UNDER
                                                                      FOR CAPITAL                    PROMPT CORRECTIVE
                                      ACTUAL                       ADEQUACY PURPOSES                 ACTION PROVISIONS
                                AMOUNT       RATIO                AMOUNT       RATIO                AMOUNT       RATIO
                                                                (Dollars in thousands)
Total capital                  $44,331       10.5%               $33,857       > 8.0%              $42,322      > 10.0%
                                                                               -                                -
   (to risk-weighted assets)
Tier 1 capital                 $39,038         9.2%              $16,929       > 4.0%              $25,393       > 6.0%
                                                                               -                                 -
   (to risk-weighted assets)
Tier 1 leverage                $39,038         7.4%              $21,088       > 4.0%              $26,360       > 5.0%
                                                                               -                                 -


TOWNE BANK                                                      AS OF DECEMBER 31, 2001
                                                                                                       TO BE "WELL-
                                                                                                    CAPITALIZED" UNDER
                                                                      FOR CAPITAL                    PROMPT CORRECTIVE
                                      ACTUAL                       ADEQUACY PURPOSES                 ACTION PROVISIONS
                                AMOUNT       RATIO                AMOUNT       RATIO                AMOUNT       RATIO
                                                                (Dollars in thousands)
Total capital                  $18,575        10.4%              $14,318       > 8.0%              $17,897      > 10.0%
                                                                               -                                -
   (to risk-weighted assets)
Tier 1 capital                 $16,335         9.1%              $ 7,159       > 4.0%              $10,738       > 6.0%
                                                                               -                                 -
   (to risk-weighted assets)
Tier 1 leverage                $16,335         7.6%              $ 8,636       > 4.0%              $10,795       > 5.0%
                                                                               -                                 -

         The Company's management believes that under the current regulatory capital regulations Oak Hill will continue to meet it's minimum capital requirements in the foreseeable future. However, events beyond the control of the Company, such as increased interest rates or a downturn in the economy in Oak Hill's primary market areas, could adversely affect future earnings and consequently, the ability to meet future minimum regulatory capital requirements.

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


NOTE N-- OAK HILL FINANCIAL, INC. CONDENSED FINANCIAL INFORMATION

         The following condensed financial statements summarize the financial position of Oak Hill Financial, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years ended December 31, 2002, 2001 and 2000.


                            OAK HILL FINANCIAL, INC.
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                  December 31,
                                 (In thousands)

                                                                                       2002                           2001
ASSETS

Cash and due from banks                                                            $    596                       $    471
Interest-bearing deposits in Oak Hill Banks                                           2,171                          2,659
Investment in Oak Hill Banks                                                         64,735                         39,061
Investment in Action Finance Co.                                                      2,493                          2,232
Investment in Oak Hill Capital Trust I                                                  155                            155
Investment in Towne Bank                                                                 --                         16,560
Investment in MPA                                                                       744                            383
Investment in Oak Hill Title LLC                                                         15                             15
Office premises and equipment-- net                                                   1,827                          1,461
Prepaid expenses and other assets                                                     1,531                            791
                                                                                   --------                       --------

               Total assets                                                        $ 74,267                       $ 63,788
                                                                                   ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities                                             $  2,223                       $  2,276
Minority interests                                                                        8                              8
Guaranteed preferred beneficial interests in the Corporation's
    junior subordinated debentures                                                    5,155                          5,155
                                                                                   --------                        -------

                Total liabilities                                                     7,386                          7,439

Stockholders' equity
    Common stock                                                                      2,797                          2,797
    Additional paid-in capital                                                        5,113                          5,114
    Retained earnings                                                                61,236                         53,506
    Less cost of treasury stock                                                      (3,471)                        (5,007)
    Unrealized gains (losses) on securities designated as
       available for sale, net of related tax effects                                 1,206                            (61)
                                                                                   --------                        -------

               Total stockholders' equity                                            66,881                         56,349
                                                                                   --------                        -------

               Total liabilities and stockholders' equity                          $ 74,267                       $ 63,788
                                                                                   ========                       ========



                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


                            OAK HILL FINANCIAL, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                             Year ended December 31,
                                 (In thousands)

                                                                        2002                   2001                   2000

REVENUE

Interest income                                                      $    32                $    34                $   166
Other income                                                               6                      9                     --
Equity in earnings of subsidiaries                                    11,144                  9,630                  6,782
                                                                     -------                -------                -------

               Total revenue                                          11,182                  9,673                  6,948

EXPENSES

Interest expense                                                         578                    566                    435
Loss on disposal of assets                                                --                    (34)                    --
General and administrative                                               644                    818                    405
                                                                     -------                -------                -------

               Total expenses                                          1,222                  1,418                    840
                                                                     -------                -------                -------

               Earnings before federal income
             tax credits                                               9,960                  8,255                  6,108
Federal income tax credits                                              (380)                  (467)                  (229)
                                                                     -------                -------                -------


               NET EARNINGS                                          $10,340                $ 8,722                $ 6,337
                                                                     =======                =======                =======



                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001 and 2000


                            OAK HILL FINANCIAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                                 (In thousands)

                                                                        2002                   2001                   2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings for the year                                            $10,340                $ 8,722                $ 6,337
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
   Undistributed earnings of consolidated subsidiaries                                       (8,360)                (5,213)
(5,919)
   Depreciation of office premises and equipment                         147                     94                    205
   Loss on disposal of assets                                             --                     34                     --
   Increase (decrease) in cash due to changes in:
      Prepaid expenses and other assets                                 (844)                   277                   (955)
      Other liabilities                                                  (53)                 1,483                    253
                                                                    --------               --------                -------

         Net cash provided by (used in) operating activities           1,230                  5,397                    (79)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Oak Hill Banks                                              (5)                    --                     --
Investment in Oak Hill Capital Trust I                                          --                      --            (155)
Investment in Towne Bank                                                  --                   (500)                    --
Investment in Oak Hill Title LLC                                          --                    (15)                    --

Purchase of office premises and equipment                               (513)                             (653)        (36)
 (Increase) decrease in interest-bearing deposits                        488                 (1,456)                   958
                                                                     -------                -------                -------

         Net cash provided by (used in) investing activities             (30)                (2,624)                   767
                                                                    --------                -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable                                         --                       --          1,600

Repayment of notes payable                                                --                              --        (1,600)

Proceeds from exercise of stock options                                1,535                    301                    414
Proceeds from issuance of debt securities                                 --                              --         5,155
Proceeds from the sale of treasury stock                                  --                    480                     --
Purchase of treasury stock                                                --                 (1,030)                (3,925)
Dividends on common shares                                            (2,610)                (2,321)                (2,129)
                                                                     -------                -------                -------

         Net cash used in financing activities                        (1,075)                (2,570)                  (485)
                                                                     -------                -------               --------

Net increase in cash and cash equivalents                                125                    203                    203

Cash and cash equivalents at beginning of year                           471                    268                     65
                                                                     -------               --------               --------

Cash and cash equivalents at end of year                            $    596              $     471              $     268
                                                                     =======               ========               ========

                            OAK HILL FINANCIAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the years ended December 31, 2002, 2001, and 2000


NOTE O -- SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Obligations for securities sold under agreements to repurchase were collateralized at December 31, 2002 and 2001 by investment securities with a book value including accrued interest of approximately $6.4 million and $3.5 million and a market value of approximately $6.5 million and $3.6 million, respectively. The maximum balance of repurchase agreements outstanding at any month-end during the years ended December 31, 2002 and 2001 was $5.6 million and $3.2 million, respectively, and the average month-end balance outstanding for 2002 and 2001 was approximately $4.2 million and $1.4 million, respectively.

NOTE P -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table summarizes the Company's quarterly results for the years ended December 31, 2002 and 2001.


                                                                     THREE MONTHS ENDED
                                                  MARCH 31,           JUNE  30,         SEPTEMBER 30,          DECEMBER 31,
2002:                                                                (In thousands, except per share data)

Total interest income                              $14,237              $14,451              $14,247              $14,287
Total interest expense                               6,446                6,250                6,116                5,912
                                                   -------              -------              -------              -------

Net interest income                                  7,791                8,201                8,131                8,375
Provision for losses on loans                          460                  587                  605                1,105
Other income                                         1,795                1,781                1,971                2,566
General, administrative and other expense            5,411                5,562                5,539                6,151
                                                   -------              -------              -------              -------
Earnings before income taxes                         3,715                3,833                3,958                3,685
Federal income taxes                                 1,184                1,217                1,267                1,183
                                                   -------              -------              -------              -------

Net earnings                                      $  2,531             $  2,616             $  2,691             $  2,502
                                                   =======              =======              =======              =======

Basic earnings per share                              $.48                 $.49                 $.50                 $.47
                                                       ===                  ===                  ===                  ===
Diluted earnings per share                            $.47                 $.48                 $.49                 $.46
                                                       ===                  ===                  ===                  ===

                                                                     THREE MONTHS ENDED
                                                    MARCH 31,           JUNE 30,         SEPTEMBER 30,           DECEMBER 31,
2001:                                                                (In thousands, except per share data)

Total interest income                              $15,139              $15,088              $14,764              $14,713
Total interest expense                               8,424                8,080                7,460                6,813
                                                     -----               ------               ------              -------

Net interest income                                  6,715                7,008                7,304                7,900
Provision for losses on loans                          566                  506                  547                  972
Other income                                         1,404                1,780                2,401                1,606
General, administrative and other expense            4,962                5,314                5,242                5,154
                                                     -----               ------               ------               ------
Earnings before income taxes                         2,591                2,968                3,916                3,380
Federal income taxes                                   847                  987                1,289                1,010
                                                   -------              -------              -------              -------

Net earnings                                       $ 1,744              $ 1,981              $ 2,627              $ 2,370
                                                    ======               ======               ======               ======

Basic earnings per share                              $.33                 $.38                 $.50                 $.45
                                                       ===                  ===                  ===                  ===
Diluted earnings per share                            $.33                 $.37                 $.50                 $.45
                                                       ===                  ===                  ===                  ===


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


ACCOUNTANTS AND
MANAGEMENT CONSULTANTS
Grant Thornton LLP
The US Member Firm of
                                                    Grant Thornton International


Board of Directors
Oak Hill Financial, Inc.

         We have audited the accompanying consolidated statements of financial condition of Oak Hill Financial, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of earnings, stockholders' equity, comprehensive income and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Hill Financial, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

         As more fully discussed in Note A-9, the Company changed its method of accounting for goodwill as of January 1, 2002.


/s/GRANT THORNTON LLP

Cincinnati, Ohio
January 24, 2003

                                                                      EXHIBIT 23

                          INDEPENDENT AUDITOR'S CONSENT


         We consent to the incorporation by reference in the Registration Statements on Form S-8, File Nos. 333-45690, 333-81167 and 333-27481, of our
report dated January 24, 2003, contained in the Annual Report to Shareholders of Oak Hill Financial, Inc., which is incorporated by reference in this Form 10-K.


/s/GRANT THORNTON LLP

Cincinnati, Ohio
March 26, 2003

                                                                      EXHIBIT 24

                               POWERS OF ATTORNEY

         Each of the undersigned directors and officers of Oak Hill Financial, Inc. (the "Corporation") whose signature appears below hereby appoints John D. Kidd, Ron J. Copher or H. Grant Stephenson, or either of them, as his attorney-in-fact to sign, in his name and on behalf of and in any and all capacities stated below, and to cause to be filed with the SEC, the Corporation's Annual Report on Form 10-K (the "Annual Report") for the fiscal year ended December 31, 2002, and likewise to sign and file any amendments, post-effective amendments, to the Annual Report, hereby granting unto such attorneys and each of them full power and authority to do and perform in the name and on behalf of the undersigned, and in any and all such capacities, every act and thing whatsoever necessary to be done in and about the premises as fully as the undersigned could or might do in person. Hereby granting to such attorney-in-fact full power of substitution and revocation, and hereby ratifying all that such attorney-in-fact of his substitute may do by virtue hereof.

         IN WITENESS WHEREOF, the undersigned have executed this Power of Attorney in counterparts if necessary, effective as of February 26, 2003.


       SIGNATURE                    TITLE

/s/ EVAN E. DAVIS                Director
---------------------------



/s/ JOHN D. KIDD                 Chairman, Chief Executive
---------------------------      Officer and Director
                                 (Principal Executive Officer)



/s/ RALPH E. COFFMAN, JR         President, Chief Administrative
---------------------------      Officer and Director


/s/ RICHARD P. LEGRAND           Executive Vice President and
---------------------------      Director


/s/ DAVID G. RATZ                Executive Vice President and
---------------------------      Chief Operating Officer


/s/ SCOTT J. HINSCH, JR.         Vice President
---------------------------


/s/ H. TIM BICHSEL               Secretary
---------------------------



/s/ RONALD J. COPHER             Chief Financial Officer and
---------------------------      Treasurer (Principal Financial
                                 and Accounting Officer)


/s/ D. BRUCE KNOX                Chief Information Officer
---------------------------



/s/ CANDICE R. DECLARK-PEACE     Director
---------------------------

     SIGNATURE                      TITLE



/s/ BARRY M. DORSEY, ED.D.          Director
---------------------------


/s/ DONALD R. SEIGNEUR              Director
---------------------------


/s/ WILLIAM S. SIDERS               Director
---------------------------


/s/ H. GRANT STEPHENSON             Director
---------------------------


/s/ NEIL S. STRAWSER                Director
---------------------------



/s/ DONALD P. WOOD                  Director
---------------------------

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Oak Hill Financial, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the SEC on the date hereof (the "Report"), I, John D. Kidd, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ JOHN D. KIDD



John D. Kidd
Chief Executive Officer
March 26, 2003

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Oak Hill Financial, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the SEC on the date hereof (the "Report"), I, Ron J. Copher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ RON J. COPHER


Ron J. Copher
Chief Financial Officer
March 26, 2003