Form 10-Q
period 2003-05-05
OAK HILL FINANCIAL INC
filed 2003-05-06
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHNAGE ACT OF 1934
                      For the Quarter Ended March 31, 2003


                         Commission File Number: 0-26876


                            OAK HILL FINANCIAL, INC.
             (Exact name of Registrant as specified in its charter)





                                      Ohio
                         (State or other jurisdiction of
                         incorporation or organization)

                                 14621 S. R. 93
                                  Jackson, Ohio
                     (Address of principal executive office)


                                   31-1010517
                                (I.R.S. Employer
                             Identification Number)


                                      45640
                                   (Zip Code)





       Registrant's telephone number, including area code: (740) 286-3283


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No
                                     ----        ----

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                    Yes       No   X
                                       -----     -----

     As of May 5, 2003, the latest practicable date, 5,457,041 shares of the Registrant's common stock, $.50 stated value, were outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS


                                                                           Page
                         PART I - FINANCIAL INFORMATION

Item 1:     Financial Statements

                      Consolidated Statements of Financial Condition         3

                      Consolidated Statements of Earnings                    4

                      Consolidated Statements of Comprehensive Income        5

                      Consolidated Statements of Cash Flows                  6

                      Notes to Consolidated Financial Statements             8

Item 2:     Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                             13

Item 3:     Quantitative and Qualitative Disclosures About Market Risk      15

Item 4:     Controls and Procedures                                         15


                           PART II - OTHER INFORMATION

Item 1:     Legal Proceedings                                               16

Item 2:     Changes in Securities and Use of Proceeds                       16

Item 3:     Default Upon Senior Securities                                  16

Item 4:     Submission of Matters to a Vote of Security Holders             16

Item 5:     Other Information                                               16

Item 6:     Exhibits and Reports on Form 8-K                                16

Signatures                                                                  18

Certifications                                                              19





Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION





                                                                                            March 31,          December 31,
(In thousands, except share data)                                                                2003                  2002
---------------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and due from banks                                                                     $  20,986            $   19,118
Federal funds sold                                                                                 80                 5,540
Investment securities designated as available for sale - at market                             77,903                81,214
Investment securities designated as held to maturity - at cost (approximate market
     value of $3,572 and $2,522 at March 31, 2003 and December 31, 2002, respectively)          3,672                 2,575
Loans receivable - net                                                                        709,032               700,699
Loans held for sale - at lower of cost or market                                                3,061                 1,245
Office premises and equipment - net                                                            10,611                10,266
Other real estate owned                                                                           278
Federal Home Loan Bank stock - at cost                                                          5,821                 5,764
Accrued interest receivable on loans                                                            3,055                 3,026
Accrued interest receivable on securities                                                         667                   600
Goodwill - net                                                                                    413                   413
Prepaid expenses and other assets                                                               1,963                 2,249
Prepaid federal income taxes                                                                    50381
Deferred federal income taxes                                                                     272                   539
---------------------------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                                     $837,864              $833,629
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Demand                                                                                   $62,641             $  61,847
     Savings and time deposits                                                                599,911               601,966
---------------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                    662,552               663,813
Securities sold under agreements to repurchase                                                  4,332                 5,553
Advances from the Federal Home Loan Bank                                                       89,748                86,055
Notes payable                                                                                   2,750                 2,750
Guaranteed preferred beneficial interests in the Corporation's
     junior subordinated debentures                                                             5,000                 5,000
Accrued interest payable and other liabilities                                                  2,953                 3,577
---------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                                 767,335               766,748
Stockholders' equity
     Common stock - $.50 stated value; authorized 15,000,000 shares
       5,594,228 shares issued                                                                  2,797                 2,797
     Additional paid-in capital                                                                 5,183                 5,113
     Retained earnings                                                                         63,511                61,236
     Treasury stock (142,387 and 225,020 shares at March 31, 2003 and
       December 31, 2002, respectively - at cost)                                              (2,197)               (3,471)
     Accumulated comprehensive income:
       Unrealized gain on securities designated as available for sale, net
         of related tax effects                                                                 1,235                 1,206
---------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                         70,529                66,881

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $837,864              $833,629
===========================================================================================================================


Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS




                                                                       For the Three Months Ended
                                                                       --------------------------
                                                                                March 31,
(In thousands, except share data)                                       2003            2002
-------------------------------------------------------------------------------------------------

INTEREST INCOME

Loans                                                                 $12,799        $13,115
Investment securities                                                     874          1,013
Interest-bearing deposits and other                                        67            109
-------------------------------------------------------------------------------------------------
            Total interest income                                      13,740         14,237
INTEREST EXPENSE

Deposits                                                                4,114          5,220
Borrowings                                                              1,206          1,226
-------------------------------------------------------------------------------------------------
            Total interest expense                                      5,320          6,446
-------------------------------------------------------------------------------------------------
            Net interest income                                         8,420          7,791
Provision for losses on loans                                             509            460
-------------------------------------------------------------------------------------------------
            Net interest income after provision for losses on loans     7,911          7,331
OTHER INCOME

Service fees, charges and other operating                                 680            691
Insurance commissions                                                     676            538
Gain on sale of loans                                                     926            395
Gain on sale of securities                                                122             49
Gain on sale of branch                                                                   122
-------------------------------------------------------------------------------------------------
            Total other income                                          2,404          1,795
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits                                      3,555          3,220
Occupancy and equipment                                                   761            601
Federal deposit insurance premiums                                         27             26
Franchise taxes                                                            20            176
Other operating                                                         1,525          1,388
Merger-related expenses                                                    16
-------------------------------------------------------------------------------------------------
            Total general, administrative and other expense             5,904          5,411
-------------------------------------------------------------------------------------------------
            Earnings before federal income taxes                        4,411          3,715
FEDERAL INCOME TAXES

Current                                                                 1,179          1,290
Deferred                                                                  253           (106)
-------------------------------------------------------------------------------------------------
            Total federal income taxes                                  1,432          1,184
-------------------------------------------------------------------------------------------------
            NET EARNINGS                                              $ 2,979        $ 2,531
=================================================================================================
            EARNINGS PER SHARE
                Basic                                                 $   .55        $   .48
=================================================================================================
                Diluted                                               $   .54        $   .47
=================================================================================================


Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME





                                                                                For the Three Months Ended
                                                                                --------------------------
                                                                                         March 31,
(In thousands)                                                                        2003      2002
----------------------------------------------------------------------------------------------------------

Net earnings                                                                         $2,979    $2,531
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities designated as available for sale,
       net of taxes (benefits) of $57 and $(108), respectively                          109      (209)
     Reclassification adjustment for realized gains included in net earnings,
       net of taxes of $42 and $17, respectively                                        (80)      (32)
----------------------------------------------------------------------------------------------------------
Comprehensive income                                                                 $3,008    $2,290
==========================================================================================================
Accumulated comprehensive income (loss)                                              $1,235    $ (302)
==========================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                    For the Three Months Ended
                                                                                    --------------------------
                                                                                              March 31,
(In thousands)                                                                          2003           2002
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings for the period                                                     $  2,979         $ 2,531
     Adjustments to reconcile net earnings to net cash provided by
       (used in) operating activities:
            Depreciation and amortization                                                 223             182
            Gain on sale of securities                                                   (122)            (49)
            Amortization of premiums and discounts on investment
                securities - net                                                          262             223
            Proceeds from sale of loans in secondary market                            45,304          21,467
            Loans disbursed for sale in secondary market                              (46,702)        (19,965)
            Gain on sale of loans                                                        (418)           (171)
            Gain on disposition of assets                                                  (8)           (122)
            Amortization of deferred loan origination costs and fees - net                (10)             46
            Federal Home Loan Bank stock dividends                                        (57)            (59)
            Provision for losses on loans                                                 509             460
            Increase (decrease) in cash due to changes in:
                Prepaid expenses and other assets                                         285            (775)
                Accrued interest receivable                                               (96)           (295)
                Accrued interest payable and other liabilities                           (624)           (541)
                Federal income taxes
                  Current                                                                 331            (244)
                  Deferred                                                                253            (106)
--------------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                           2,109           2,582
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

       Loan disbursements                                                             (89,981)        (81,741)
       Principal repayments on loans                                                   80,871          56,294
       Principal repayments on mortgage-backed securities designated
         as available for sale                                                          4,874           3,465
       Proceeds from sale of investment securities designated
         as available for sale                                                          2,636           7,240
       Proceeds from maturity of investment securities                                     20           5,000
       Proceeds from disposition of assets                                                 32             345
       Purchase of investment securities designated
         as available-for-sale                                                         (4,314)        (24,463)
       Purchase of investment securities designated
         as held-to-maturity                                                           (1,098)
       Decrease in federal funds sold - net                                             5,460             565
       Purchase of McNelly Insurance Agency                                                               (97)
       Purchase of office premises and equipment                                         (592)           (461)
--------------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                              (2,092)        (33,853)
--------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) operating and investing activities
                      (balance carried forward)                                            17         (31,271)
--------------------------------------------------------------------------------------------------------------

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)





                                                                                           For the Three Months Ended
                                                                                           --------------------------
                                                                                                     March 31,
(In thousands)                                                                               2003                 2002
-------------------------------------------------------------------------------------------------------------------------


          Net cash provided by (used in) operating and investing activities
                      (balance brought forward)                                           $        17         $   (31,271)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

     Proceeds (repayments) from securities sold under agreement to repurchase                  (1,221)                466
     Net increase (decrease) in deposit accounts                                               (1,261)             41,526
     Proceeds from Federal Home Loan Bank advances                                             88,674              15,145
     Repayments of Federal Home Loan Bank advances                                            (84,981)            (30,017)
     Dividends on common shares                                                                  (704)               (633)
     Proceeds from issuance of shares under stock option plan                                   1,344                 147
-------------------------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                                   1,851              26,634
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                            1,868              (4,637)
Cash and cash equivalents at beginning of period                                               19,118              18,915
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalent at end of period                                                 $    20,986         $    14,278
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
       Federal income taxes                                                               $       500         $     1,469
=========================================================================================================================
       Interest on deposits and borrowings                                                $     5,614         $     6,678
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

     Unrealized gains (losses) on securities designated as available for sale,
       net of related tax effects                                                         $        29         $      (241)
=========================================================================================================================
     Recognition of mortgage servicing rights in accordance with SFAS No. 140             $       508         $       224
=========================================================================================================================
     Transfer from loans to real estate acquired through foreclosure                      $       278         $       --
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     Issuance of note payable in connection with purchase of McNelly Insurance Agency     $      --           $       100
=========================================================================================================================
     Acquisition of treasury stock in exchange for exercise of stock options              $       165         $        23
=========================================================================================================================


Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the three month periods ended March 31, 2003 and 2002



1. Basis of Presentation
   ----------------------

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

     The Company also owns forty-nine percent of Oak Hill Title Agency, LLC ("Oak Hill Title") which provides title services for commercial and residential real estate transactions. Oak Hill Title commenced operations in January 2002.

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2002. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

2. Principles of Consolidation
   ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oak Hill, Action, Oak Hill Capital Trust I and MPA. The Company effectively controls Oak Hill Title; therefore, their accounts are also included in the financial statements of the Company with the remaining ownership being accounted for as minority interest. All intercompany balances and transactions have been eliminated.

3. Liquidity and Capital Resources
   -------------------------------

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

     At March 31, 2003, the Company had $247.6 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed with Oak Hill at market rates of interest without a material adverse effect on the results of operations.

     In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $160.7 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At March 31, 2002, the Company had $89.7 million of outstanding FHLB advances.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
For the three month periods ended March 31, 2003 and 2002



3. Liquidity and Capital Resources (continued)
   -------------------------------------------

     At March 31, 2003, loan commitments, or loans committed but not closed, totaled $44.9 million. Additionally, the Company had unused lines of credit and letters of credit totaling $95.0 million and $1.1 million, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

4. Earnings Per Share
   ------------------

     Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock option. The computations were as follows for the three-month periods ended March 31:




                                                               2003          2002
------------------------------------------------------------------------------------

   Weighted-average common shares outstanding (basic)        5,421,597     5,274,240
   Dilutive effect of assumed exercise of stock options        142,965        64,294
------------------------------------------------------------------------------------
   Weighted-average common shares outstanding (diluted)      5,564,562     5,338,534
====================================================================================



     Options to purchase 283,591 shares of common stock with a weighted-average exercise price of $16.36 were outstanding at March 31, 2002, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

5. Effects of Recent Accounting Pronouncements
   -------------------------------------------

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective January 1, 2003, as required, without material effect on the Company's financial condition or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the three month periods ended March 31, 2003 and 2002



5. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------------------

established. The Company adopted FIN 46 without material effect on its financial condition or results of operations.

6. Critical Accounting Policies
   ----------------------------

     Allowance for Losses on Loans: It is the Company's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, trends in the level of delinquent and specific problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions in the Company's primary market areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

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

     Mortgage Servicing Rights: Mortgage servicing rights are accounted for pursuant to the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

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

7. Stock Option Plan
   ------------------

     The Company has a stock option plan that provides for grants of options of up to 1,200,000 authorized, but unissued shares of its common stock. The Company accounts for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award.
Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the three month periods ended March 31, 2003 and 2002



7. Stock Option Plan (continued)
   -----------------------------

stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro-forma amounts indicated below for the three months ended March 31:


   (In thousands, except share data)                 2003        2002
   --------------------------------------------------------------------
   Net earnings:
        As reported                                 $  2,979   $  2,531
        Stock-based compensation, net of tax             (29)       (33)

   Pro-forma net earnings                           $  2,950   $  2,498

   Basic earnings per share:
        As reported                                 $    .55   $    .48
        Stock-based compensation, net of tax            (.01)      (.01)

        Pro-forma                                   $    .54   $    .47

   Diluted earnings per share:
        As reported                                 $    .54   $    .47
        Stock-based compensation, net of tax            (.01)      (.01)


        Pro-forma                                   $    .53   $    .46



     The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, respectively: dividend yield of 2.3% and 2.8% for 2002 and 2001, respectively; expected volatility of 30.0% for 2002 and 10.0% for 2001; risk-free interest rates of 4.00% and 4.50% for 2002 and 2001, respectively and expected lives of 10 years.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the three month periods ended March 31, 2003 and 2002



7. Stock Option Plan (continued)
   -----------------------------

     A summary of the status of the Company's Stock Option Plan as of March 31, 2003 and December 31, 2002 and 2001 and changes during the periods ended on those dates is presented below:



                                                        Three months ended                Year Ended
                                                            March 31,                     December 31,

                                                              2003                 2002              2001
------------------------------------------------------------------------------------------------------------------
                                                                 Weighted-           Weighted-           Weighted-
                                                                  average             average             average
                                                                  exercise           exercise            exercise
                                                        Shares     price     Shares    price  Shares       price
------------------------------------------------------------------------------------------------------------------
   Outstanding at beginning of period                  722,842   $15.28      825,526  $14.96   713,301    $14.75
   Granted                                                  --       --         1,000   21.85   157,550    15.05
   Exercised                                           (89,975)   13.40     (101,284)  12.73   (27,825)     8.67
   Forfeited                                            (1,500)   15.05       (2,400)  14.96   (17,500)    16.98
------------------------------------------------------------------------------------------------------------------
   Outstanding at end of period                        631,367   $15.55      722,842  $15.28   825,526    $14.96
==================================================================================================================
   Options exercisable at period end                   554,992               644,967           657,144
==================================================================================================================
   Weighted-average fair value of options granted
        during the period                                          --                 $ 7.25              $ 2.34
==================================================================================================================

     The following information applies to options outstanding at March 31, 2003:


   Range of exercise prices          Number outstanding
--------------------------------------------------------------------------------
         $  2.79 - $  4.19                  7,102
         $  4.20 - $  6.30                     --
         $  6.31 - $  9.47                 21,900
         $  9.48 - $ 14.22                 18,750
         $ 14.23 - $ 21.35                582,615
         $ 21.36 - $ 21.85                  1,000
--------------------------------------------------------------------------------
               Total                      631,367
================================================================================



   Weighted-average exercise price                  $15.55
   Weighted-average remaining contractual life      7.2 years

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the three month periods ended March 31, 2003 and 2002



Discussion of Financial Condition Changes from December 31, 2002 to March 31,
-----------------------------------------------------------------------------
2003
----

     The Company's total assets amounted to $837.9 million as of March 31, 2003, an increase of $4.2 million, or 0.5%, over the total at December 31, 2002. The increase in assets was funded primarily through an increase in FHLB advances of $3.7 million and an increase in stockholders' equity of $3.6 million, which were partially offset by a $1.3 million decrease in deposits and a $1.2 million decrease in securities sold under agreements to repurchase.

     Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, decreased by $5.8 million, or 5.4%, to a total of $102.6 million at March 31, 2003, compared to $108.4 million at
December 31, 2002. Investment securities decreased by $2.2 million, as maturities and repayments of $4.9 million and sales of $2.6 million exceeded purchases of $5.4 million. Federal funds sold decreased by $5.4 million during the three-month period ended March 31, 2003.

     Loans receivable totaled $712.1 million at March 31, 2003, an increase of $10.1 million, or 1.4%, over total loans at December 31, 2002. Loan disbursements totaled $136.7 million during the three-month period ended March 31, 2003, which were partially offset by loan sales of $44.9 million and principal repayments of $80.9 million. Loan disbursements and sales volume increased by $35.0 million and $23.6 million, respectively, as compared to the same period in 2002. The continued low interest rate environment during the three-month period ended March 31, 2003 contributed to the overall increases in loan origination and sales volume, as borrowers refinanced loans to lower interest rates and Oak Hill generally sold such lower interest rate loans in the secondary market. Growth in the loan portfolio during the three months ended March 31, 2003 was comprised of a $3.3 million, or 2.5%, increase in commercial and other loans and a $9.5 million, or 1.9%, increase in commercial and residential real estate loans, which were partially offset by a $2.3 million, or 3.1%, decrease in installment loans and a $323,000, or 19.1%, decrease in credit card loans. The Company's allowance for loan losses totaled $9.4 million at March 31, 2003, an increase of $267,000, or 2.9%, over the total at December 31, 2002. The allowance for loan losses represented 1.30% and 1.29% of the total loan portfolio at March 31, 2003 and December 31, 2002, respectively. Net charge-offs totaled approximately $242,000 and $169,000 for the three months ended March 31, 2003 and 2002, respectively. The Company's allowance represented 124.5% and 125.3% of nonperforming loans, which totaled $7.8 million and $7.3 million at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, nonperforming loans were comprised of $958,000 in installment loans, $3.7 million of loans secured primarily by commercial real estate and $3.1 million of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized or reserved for at March 31, 2003.

     Deposits totaled $662.6 million at March 31, 2003, a decrease of $1.3 million, or 0.2%, from the $663.8 million total at December 31, 2002. The decrease resulted primarily from a brokered deposit maturing during the quarter.

     Advances from the Federal Home Loan Bank totaled $89.7 million at March 31, 2003, an increase of $3.7 million, or 4.3%, over the December 31, 2002 total. In recognition of the continued low interest rate environment during the three months ended March 31, 2003, management obtained generally longer term and lower cost advances, compared to the maturities and cost of advances obtained from the Federal Home Loan Bank during the same period in 2002. Proceeds from Federal Home Loan Bank advances were primarily used to fund loan originations during the period. Securities sold under agreements to repurchase decreased by $1.2 million.

     The Company's stockholders' equity amounted to $70.5 million at March 31, 2003, an increase of $3.6 million, or 5.5%, over the balance at December 31, 2002. The increase resulted primarily from net earnings of $3.0 million and proceeds from options exercised of $1.3 million, which were partially offset by $704,000 in dividends declared on common stock.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the three month periods ended March 31, 2003 and 2002



Comparison of Results of Operations for the Three-Month  Periods Ended March 31,
-------------------------------------------------------  -----------------------
2003 and 2002
-------------

General
-------

     Net earnings for the three months ended March 31, 2003 totaled $3.0 million, a $448,000, or 17.7%, increase over the net earnings reported in the comparable 2002 period. The increase in earnings resulted primarily from a $629,000 increase in net interest income and a $609,000 increase in other income, which were partially offset by a $49,000 increase in the provision for losses on loans, a $493,000 increase in general, administrative and other expense, and a $248,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

     Total interest income for the three months ended March 31, 2003, amounted to $13.7 million, a decrease of $497,000 or 3.5%, from the $14.2 million recorded in the comparable 2002 period. Interest income on loans totaled $12.8 million, a decrease of $316,000, or 2.4%, from the 2002 period. This decrease resulted primarily from a 76 basis point decrease in the average fully-taxable equivalent yield, to 7.28% for the three month period ended March 31, 2003, which was partially offset by a $51.8 million, or 7.8%, increase in the weighted-average ("average") portfolio balance, to a total of $715.1 million for the three months ended March 31, 2003. Interest income on investment securities and other interest-earning assets decreased by $181,000, or 16.1%. The decrease resulted primarily from a 59 basis point decrease in the average fully-taxable equivalent yield, to 4.58% for the three months ended March 31, 2003, coupled with a $4.8 million, or 5.0%, decrease in the average portfolio balance, to a total of $92.3 million for the three months ended March 31, 2003.

     Total interest expense amounted to $5.3 million for the three months ended March 31, 2003, a decrease of $1.1 million, or 17.5%, from the $6.4 million recorded in the comparable 2002 period. Interest expense on deposits decreased by $1.1 million, or 21.2%, to a total of $4.1 million for the three months ended March 31, 2003. The decrease resulted primarily from a 91 basis point decrease in the average cost of deposits, to 2.79% for the three months ended March 31, 2003, which was partially offset by a $25.5 million, or 4.4%, increase in the average portfolio balance, to a total of $599.0 million for the three months ended March 31, 2003. Interest expense on borrowings decreased by $20,000, or 1.6%, for the three months ended March 31, 2003. The decrease was due to a 65 basis point decrease in the average cost of borrowings, to 4.71%, which was partially offset by an $11.1 million, or 12.0%, increase in the average borrowings outstanding for the three months ended March 31, 2003. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the continued lower interest rate environment for the three month periods ended March 31, 2003 and 2002, respectively.

     As a result of the foregoing changes in interest income and interest expense, net interest income increased by $629,000, or 8.1%, for the three months ended March 31, 2003, as compared to the same period in 2002. The interest rate spread increased by 15 basis points to 3.90% for the three months ended March 31, 2003, compared to 3.75% for the three months ended March 31, 2002. The fully-taxable equivalent net interest margin increased by 6 basis points from 4.24% to 4.30% for the three months ended March 31, 2002 and 2003, respectively.

Provision for Losses on Loans
-----------------------------

     A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $509,000 provision for losses on loans for the three months ended March 31, 2003, an increase of $49,000, or 10.7%, compared to same period in 2002. The provision for losses on loans for the three months ended March 31, 2003 was predicated primarily upon the $10.1 million of growth in the gross loan portfolio, the increase in nonperforming loans from $7.3 million at December 31, 2002 to $7.8 million at March 31, 2003 and the $242,000 of loans charged-off during the current quarter.

     Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at March 31, 2003, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the three month periods ended March 31, 2003 and 2002



Other Income
------------

     Other income totaled $2.4 million for the three months ended March 31, 2003, an increase of $609,000, or 33.9%, over the amount reported in the comparable 2002 period. This increase resulted primarily from a $531,000, or 134.4%, increase in gain on sale of loans, a $138,000, or 25.7%, increase in insurance commissions, and a $73,000 increase in gain on sale of investment securities, which were partially offset by a $122,000 non-recurring gain on sale of branch in the 2002 period.

General, Administrative and Other Expense
-----------------------------------------

     General, administrative and other expense totaled $5.9 million for the three months ended March 31, 2003, an increase of $493,000, or 9.1%, over the amount reported in the 2002 period. The increase resulted primarily from a $335,000, or 10.4%, increase in employee compensation and benefits, a $160,000, or 26.6%, increase in occupancy and equipment and a $153,000, or 11.0%, increase in other expenses, which were partially offset by a $156,000, decrease in franchise taxes.

     The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in occupancy and equipment expense was due primarily to a $37,000, or 26.9%, increase in rent expense, a $41,000, or 45.9%, increase in maintenance contracts, a $15,000, or 23.1%, increase in maintenance and repairs to buildings and equipment and a $41,000, or 22.5%, increase in depreciation expense. The increase in other expenses resulted primarily from a $24,000, or 19.1%, increase in insurance commissions paid, a $22,000, or 53.9%, increase in computer and PC software expenses, an $8,000, or 21.5% increase in charitable contributions and a $35,000, or 27.6%, increase in credit and collection costs, coupled with incremental increases in other operating expenses year-to-year. The decrease in franchise taxes is attributable to a one time tax savings for 2003 resulting from the previously mentioned Oak Hill-Towne merger.

Federal Income Taxes
--------------------

     The provision for federal income taxes amounted to $1.4 million for the three months ended March 31, 2003, an increase of $248,000, or 20.9%, over the $1.2 million recorded in comparable 2002 period. The increase resulted primarily from a $696,000, or 18.7%, increase in earnings before taxes. The effective tax rates were 32.5% and 31.9% for the three months ended March 31, 2003 and 2002, respectively.


Item 3: Quantitative and Qualitative Disclosure About Market Risk

        Therehas been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4: Controls and Procedures

        The Company's principal executive officer and principal financial officer, based on their evaluation as of a date within 90 days of the filing of this report, have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                      -15

Oak Hill Financial, Inc.
PART II



Item1: Legal Proceedings
       ------------------

        Not  applicable.

Item 2: Changes in Securities and Use of Proceeds
        -----------------------------------------

        Not  applicable.

Item 3: Defaults Upon Senior Securities
        --------------------------------

        Not  applicable.

Item 4: Submission of Matters to a Vote of Security Holders
        ----------------------------------------------------


        (a) The Company held its 2003 Annual Meeting of Stockholders ("Annual Meeting") on April 8, 2003. Holders of 5,126,246 common shares of the Company were present, representing 94.4% of the Company's 5,431,541 common shares outstanding.

        (b)    and The  following  persons were elected Class I members of  the
        (c) Company's Board of Directors to serve until the 2005 Annual Meeting or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld, indicated below:

               Name                     Votes For       Votes Withheld
               ----                     ---------       --------------

               Ralph E. Coffman, Jr.    5,116,642             9,604
               Evan E. Davis            5,045,396            80,850
               John D. Kidd             5,017,572           108,764
               D. Bruce Knox            5,045,334            80,912
               Richard P. LeGrand       5,045,496            80,750
               Neil S. Strawser         5,032,547            93,699

               The continuing Class I Directors, whose terms expire at the 2004 Annual Meeting, are Candice R. DeClark-Peace, Barry M. Dorsey, Ed.D., Donald R. Seigneur, Willam S. Siders, H. Grant Stephenson, and Donald P. Wood.

               The proposal for ratification of the appointment of Grant Thornton LLP as independent auditor for the Company for the year ending December 31, 2003, was approved with 5,111,455 votes FOR, 7,075 votes AGAINST, and 7,716 votes ABSTAIN.

Item 5: Other Information
        ------------------

        Not applicable.

Item 6: Exhibits and Reports on Form 8-K
        --------------------------------

        Exhibits:

        Exhibit Number                              Description
        --------------                              -----------

        99.1 Certification by Chief Executive Officer, John D. Kidd, dated April 29, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. -
        99.2
                                        Certification    by   Chief    Financial
                                        Officer,  Ron J. Copher, dated April 29,
                                        2003,  pursuant  to  18  U.S.C.  Section
                                        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Oak Hill Financial, Inc.
PART II (continued)



Item 6: Exhibits and Reports on Form 8-K (continued)
        --------------------------------------------


          The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

               Form 8-K, dated April 11, 2003, filed with the Securities and Exchange Commission on April 11, 2003.

               o Press Release of Oak Hill Financial, Inc., dated April 10, 2003, announcing the Company's earnings for the three months ("first quarter") ended March 31, 2003.

                                   SIGNATURES


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Oak Hill Financial, Inc.



Date: May 5, 2003                      By: /s/ John D. Kidd
                                           -------------------------------------
                                              John D. Kidd
                                              Chairman & Chief Executive Officer




Date: May 5, 2003                      By:/s/ Ron J. Copher
                                         ---------------------------------------
                                              Ron J. Copher
                                              Chief Financial Officer

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


4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


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


5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date:May 5, 2003                  By:/s/ Ron J. Copher
                                         ---------------------------------------
                                              Ron J. Copher
                                              Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002





I, Ron J. Copher, certify that:



7) I have reviewed this quarterly report on Form 10-Q of Oak Hill Financial, Inc.;


8) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


10) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


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


11) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


12) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: May 5, 2003                         /s/ John D. Kidd
                                         -----------------------------------
                                         John D. Kidd
                                         Chairman & Chief Executive Officer