Form 10-Q
period 2003-07-30
OAK HILL FINANCIAL INC
filed 2003-08-01
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHNAGE ACT OF 1934
                       For the Quarter Ended June 30, 2003

                         Commission File Number: 0-26876

                            OAK HILL FINANCIAL, INC.
             (Exact name of Registrant as specified in its charter)

                 Ohio                                           31-1010517
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                        Identification Number)

            14621 S. R. 93                                        45640
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

                                 Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes |_| No |X|

      As of July 30, 2003, the latest practicable date, 5,517,481 shares of the Registrant's common stock, $.50 stated value, were outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

             Consolidated Statements of Financial Condition                    3

             Consolidated Statements of Earnings                               4

             Consolidated Statements of Comprehensive Income                   5

             Consolidated Statements of Cash Flows                             6

             Notes to Consolidated Financial Statements                        8

Item 2:  Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                        14

Item 3:  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4:  Controls and Procedures                                              18


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                    18

Item 2:  Changes in Securities and Use of Proceeds                            18

Item 3:  Default Upon Senior Securities                                       18

Item 4:  Submission of Matters to a Vote of Security Holders                  18

Item 5:  Other Information                                                    18

Item 6:  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    20

Certifications                                                                21

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                           June 30,   December 31,
(In thousands, except share data)                                                              2003           2002
------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and due from banks                                                                   $  21,727      $  19,118
Federal funds sold                                                                              964          5,540
Investment securities designated as available for sale - at market                           72,670         81,214
Investment securities designated as held to maturity - at cost (approximate market
     value of $3,696 and $2,522 at June 30, 2003 and December 31, 2002, respectively)         3,667          2,575
Loans receivable - net                                                                      735,367        700,699
Loans held for sale - at lower of cost or market                                              5,520          1,245
Office premises and equipment - net                                                          10,810         10,266
Other real estate owned                                                                         244             --
Federal Home Loan Bank stock - at cost                                                        5,879          5,764
Accrued interest receivable on loans                                                          3,053          3,026
Accrued interest receivable on securities                                                       511            600
Goodwill - net                                                                                  413            413
Prepaid expenses and other assets                                                             1,882          2,249
Prepaid federal income taxes                                                                    918            381
Deferred federal income taxes                                                                   316            539
------------------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                                  $ 863,941      $ 833,629
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Demand                                                                               $  66,809      $  61,847
     Savings and time deposits                                                              612,933        601,966
------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                  679,742        663,813
Securities sold under agreements to repurchase                                                4,397          5,553
Advances from the Federal Home Loan Bank                                                     95,357         86,055
Notes payable                                                                                 2,750          2,750
Guaranteed preferred beneficial interests in the Corporation's
     junior subordinated debentures                                                           5,000          5,000
Accrued interest payable and other liabilities                                                3,213          3,577
------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                               790,459        766,748
Stockholders' equity
     Common stock - $.50 stated value; authorized 15,000,000 shares
       5,594,228 shares issued                                                                2,797          2,797
     Additional paid-in capital                                                               5,277          5,113
     Retained earnings                                                                       65,906         61,236
     Treasury stock (116,047 and 225,020 shares at June 30, 2003 and
       December 31, 2002, respectively - at cost)                                            (1,790)        (3,471)
     Accumulated comprehensive income:
       Unrealized gain on securities designated as available for sale, net
         of related tax effects                                                               1,292          1,206
------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                       73,482         66,881
------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 863,941      $ 833,629
==================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                              For the                   For the
                                                                         Six Months Ended          Three Months Ended
                                                                              June 30,                  June 30,
(In thousands, except share data)                                         2003         2002        2003          2002
---------------------------------------------------------------------------------------------------------------------

INTEREST INCOME

Loans                                                                  $ 25,781    $ 26,364     $ 12,982     $ 13,249
Investment securities                                                     1,600       2,136          726        1,123
Interest-bearing deposits and other                                         135         188           68           79
---------------------------------------------------------------------------------------------------------------------
            Total interest income                                        27,516      28,688       13,776       14,451

INTEREST EXPENSE

Deposits                                                                  8,051      10,214        3,937        4,994
Borrowings                                                                2,410       2,482        1,204        1,256
---------------------------------------------------------------------------------------------------------------------
            Total interest expense                                       10,461      12,696        5,141        6,250
---------------------------------------------------------------------------------------------------------------------
            Net interest income                                          17,055      15,992        8,635        8,201
Provision for losses on loans                                             1,540       1,047        1,031          587
---------------------------------------------------------------------------------------------------------------------
            Net interest income after provision for losses on loans      15,515      14,945        7,604        7,614

OTHER INCOME

Service fees, charges and other operating                                 1,698       1,531        1,017          840
Insurance commissions                                                     1,393       1,138          717          600
Gain on sale of loans                                                     2,218         708        1,293          313
Gain on sale of securities                                                  147          77           25           28
Gain on sale of branch                                                       --         122           --           --
---------------------------------------------------------------------------------------------------------------------
            Total other income                                            5,456       3,576        3,052        1,781

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits                                        7,174       6,395        3,619        3,175
Occupancy and equipment                                                   1,459       1,191          698          590
Federal deposit insurance premiums                                           59          54           32           28
Franchise taxes                                                              41         353           21          177
Other operating                                                           3,229       2,980        1,688        1,592
---------------------------------------------------------------------------------------------------------------------
            Total general, administrative and other expense              11,962      10,973        6,058        5,562
---------------------------------------------------------------------------------------------------------------------
            Earnings before federal income taxes                          9,009       7,548        4,598        3,833

FEDERAL INCOME TAXES

Current                                                                   2,742       2,646        1,563        1,110
Deferred                                                                    180        (245)         (73)         107
---------------------------------------------------------------------------------------------------------------------
            Total federal income taxes                                    2,922       2,401        1,490        1,217
---------------------------------------------------------------------------------------------------------------------
            NET EARNINGS                                               $  6,087    $  5,147     $  3,108     $  2,616
=====================================================================================================================
            EARNINGS PER SHARE
                Basic                                                  $   1.12    $    .97     $    .57     $    .49
=====================================================================================================================
                Diluted                                                $   1.09    $    .95     $    .55     $    .48
=====================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                       For the                  For the
                                                                                   Six Months Ended        Three Months Ended
                                                                                       June 30,                 June 30,
(In thousands, except share data)                                                   2003        2002        2003        2002
----------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                     $ 6,087     $ 5,147     $ 3,108     $ 2,616
Other comprehensive income, net of tax:
     Unrealized gains on securities designated as available for sale,
       net of taxes of $94, $517, $38 and $624, respectively                         183       1,003          73       1,212
     Reclassification adjustment for realized gains included in net earnings,
       net of taxes of $50, $26, $8 and $9, respectively                             (97)        (51)        (16)        (19)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                             $ 6,173     $ 6,099     $ 3,165     $ 3,809
============================================================================================================================
Accumulated comprehensive income                                                 $ 1,292     $   891     $ 1,292     $   891
============================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Six Months Ended
                                                                                       June 30,
(In thousands)                                                                    2003           2002
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings for the period                                               $   6,087      $   5,147
     Adjustments to reconcile net earnings to net cash provided by
       (used in) operating activities:
            Depreciation and amortization                                            481            311
            Gain on sale of securities                                              (147)           (77)
            Amortization of premiums and discounts on investment
                securities - net                                                     611            437
            Proceeds from sale of loans in secondary market                      104,568         36,091
            Loans disbursed for sale in secondary market                        (107,841)       (33,697)
            Gain on sale of loans                                                 (1,002)          (346)
            Gain on disposition of assets                                             (8)          (122)
            Amortization of deferred loan origination costs and fees - net           (43)           144
            Federal Home Loan Bank stock dividends                                  (115)          (277)
            Provision for losses on loans                                          1,540          1,047
            Increase (decrease) in cash due to changes in:
                Prepaid expenses and other assets                                    367           (972)
                Accrued interest receivable                                           62           (188)
                Accrued interest payable and other liabilities                      (364)           338
                Federal income taxes
                  Current                                                           (537)        (1,215)
                  Deferred                                                           180           (245)
-------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                      3,839          6,376

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

       Loan disbursements                                                       (204,533)      (199,522)
       Principal repayments on loans                                             168,124        157,161
       Principal repayments on mortgage-backed securities designated
         as available for sale                                                    11,329          6,375
       Proceeds from sale of investment securities designated
         as available for sale                                                     3,177         15,278
       Proceeds from maturity of investment securities                               170          5,130
       Proceeds from disposition of assets                                            35            163
       Purchase of investment securities designated
         as available-for-sale                                                    (6,461)       (39,120)
       Purchase of investment securities designated
         as held-to-maturity                                                      (1,098)            --
       Decrease in federal funds sold - net                                        4,576          7,292
       Purchase of McNelly Insurance Agency                                           --            (97)
       Purchase of office premises and equipment                                  (1,052)          (715)
-------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                        (25,733)       (48,055)
-------------------------------------------------------------------------------------------------------
                    Net cash used in operating and investing activities
                      (balance carried forward)                                  (21,894)       (41,679)
-------------------------------------------------------------------------------------------------------

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                           For the Six Months Ended
                                                                                                   June 30,
(In thousands)                                                                               2003            2002
------------------------------------------------------------------------------------------------------------------

                    Net cash used in operating and investing activities
                      (balance brought forward)                                           $ (21,894)     $ (41,679)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

     Proceeds (repayments) from securities sold under agreement to repurchase                (1,156)           532
     Net increase in deposit accounts                                                        15,929         43,490
     Proceeds from Federal Home Loan Bank advances                                          282,574         78,120
     Repayments of Federal Home Loan Bank advances                                         (273,272)       (80,071)
     Dividends on common shares                                                              (1,417)        (1,270)
     Proceeds from issuance of shares under stock option plan                                 1,845            592
------------------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                                24,503         41,393
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          2,609           (286)
Cash and cash equivalents at beginning of period                                             19,118         18,915
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalent at end of period                                                 $  21,727      $  18,629
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
       Federal income taxes                                                               $   2,855      $   3,737
==================================================================================================================
       Interest on deposits and borrowings                                                $  10,491      $  12,754
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

     Unrealized gains on securities designated as available for sale,
       net of related tax effects                                                         $      86      $     952
==================================================================================================================
     Recognition of mortgage servicing rights in accordance with SFAS No. 140             $   1,216      $     362
==================================================================================================================
     Transfer from loans to real estate acquired through foreclosure                      $     305      $      --
==================================================================================================================
     Issuance of loans upon sale of real estate acquired through foreclosure              $      61      $   1,731
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     Issuance of note payable in connection with purchase of McNelly Insurance Agency     $      --      $     100
==================================================================================================================
     Acquisition of treasury stock in exchange for exercise of stock options              $     165      $      23
==================================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2003 and 2002

1. Basis of Presentation

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

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2002. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

      At June 30, 2003, the Company had $243.6 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed with Oak Hill at market rates of interest without a material adverse effect on the results of operations.

      In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $160.7 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At June 30, 2003, the Company had $95.4 million of outstanding FHLB advances.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2003 and 2002

3. Liquidity and Capital Resources (continued)

      At June 30, 2003, loan commitments, or loans committed but not closed, totaled $39.1 million. Additionally, the Company had unused lines of credit and letters of credit totaling $100.1 million and $1.6 million, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

4. Earnings Per Share

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock option. The computations were as follows for the six and three-month periods ended June 30:

                                                                 For the                     For the
                                                             Six Months Ended          Three Months Ended
                                                                 June 30,                    June 30,
                                                            2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------

Weighted-average common shares outstanding (basic)       5,442,945     5,288,051     5,464,060     5,301,709
Dilutive effect of assumed exercise of stock options       142,949       111,108       148,609       140,022
------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding (diluted)     5,585,894     5,399,159     5,612,669     5,441,731
============================================================================================================

5. Effects of Recent Accounting Pronouncements

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

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Bank has financial letters of credit which require the Bank to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires the Bank to record a liability generally equal to fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to guarantees the Bank issues or modifies subsequent to December 31, 2002.

      The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2003 is $1.6 million. Such letters of credit have terms of one year. Amounts due under these letters of credit would be reduced by any proceeds that the Bank would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the three month periods ended March 31, 2003 and 2002

5. Effects of Recent Accounting Pronouncements (continued)

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 without material effect on its financial condition or results of operations.

      In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

      The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date, except for the following:

      o guidance incorporated from FASB Staff Implementation Issues that was effective for periods beginning prior to June 15, 2003 should continue to be applied according to the effective dates in those issues

      o guidance relating to forward purchase and sale agreements involving when-issued securities should be applied to both existing contracts and new contracts entered into after June 30, 2003.

      Management does not expect SFAS No. 149 to have a material effect on the Company's financial position or results of operations.

      In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks

      SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Company). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management is continuing to evaluate the effect of the provisions of SFAS No. 150 on the Company's financial statements.

6. Critical Accounting Policies

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

6. Critical Accounting Policies (continued)

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

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro-forma amounts indicated on the next page for the six and three months ended June 30:

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the three month periods ended March 31, 2003 and 2002

7. Stock Option Plan (continued)

                                                     For the                   For the
                                                 Six Months Ended         Three Months Ended
                                                     June 30,                  June 30,
(In thousands, except share data)               2003         2002         2003         2002
--------------------------------------------------------------------------------------------

Net earnings:
     As reported                              $ 6,087      $ 5,147      $ 3,108      $ 2,616
     Stock-based compensation, net of tax         (58)         (66)         (29)         (33)
--------------------------------------------------------------------------------------------
Pro-forma net earnings                        $ 6,029      $ 5,081      $ 3,079      $ 2,583
============================================================================================
Basic earnings per share:
     As reported                              $  1.12      $   .97      $   .57      $   .49
     Stock-based compensation, net of tax        (.01)        (.01)        (.01)          --
--------------------------------------------------------------------------------------------
     Pro-forma                                $  1.11      $   .96      $   .56      $   .49
============================================================================================
Diluted earnings per share:
     As reported                              $  1.09      $   .95      $   .55      $   .48
     Stock-based compensation, net of tax        (.01)        (.01)          --         (.01)
--------------------------------------------------------------------------------------------
     Pro-forma                                $  1.08      $   .94      $   .55      $   .47
============================================================================================

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

      A summary of the status of the Company's Stock Option Plan as of June 30, 2003 and December 31, 2002 and 2001 and changes during the periods ended on those dates is presented below:

                                                      Six months ended                      Year Ended
                                                          June 30,                         December 31,
                                                           2003                    2002                    2001
------------------------------------------------------------------------------------------------------------------------
                                                                Weighted-               Weighted-               Weighted-
                                                                average                 average                 average
                                                                exercise                exercise                exercise
                                                    Shares       price      Shares       price      Shares       price
------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                  722,842     $ 15.28     825,526     $ 14.96     713,301      $ 14.75
Granted                                                  --          --       1,000       21.85     157,550        15.05
Exercised                                          (116,315)      13.80    (101,284)      12.73     (27,825)        8.67
Forfeited                                            (2,500)      15.05      (2,400)      14.96     (17,500)       16.98
------------------------------------------------------------------------------------------------------------------------
Outstanding at end of period                        604,027     $ 15.53     722,842     $ 15.28     825,526      $ 14.96
========================================================================================================================
Options exercisable at period end                   528,152                 644,967                 657,144
========================================================================================================================
Weighted-average fair value of options granted
     during the period                                               --                 $  7.25                  $  2.34
=======================================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the three month periods ended March 31, 2003 and 2002

7. Stock Option Plan (continued)

      The following information applies to options outstanding at June 30, 2003:

Range of exercise prices                                      Number outstanding
--------------------------------------------------------------------------------
   $ 2.79 - $ 4.19                                                         7,102
   $ 4.20 - $ 6.30                                                            --
   $ 6.31 - $ 9.47                                                        21,900
   $ 9.48 - $14.22                                                        18,750
   $14.23 - $21.35                                                       555,275
   $21.36 - $21.85                                                         1,000
--------------------------------------------------------------------------------
         Total                                                           604,027
================================================================================

Weighted-average exercise price                                          $ 15.53
Weighted-average remaining contractual life                            6.8 years

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2003 and 2002

Discussion of Financial Condition Changes from December 31, 2002 to June 30,
2003

      The Company's total assets amounted to $863.9 million at June 30, 2003, an increase of $30.3 million, or 3.6%, over the total at December 31, 2002. The increase in assets was funded primarily through an increase in deposits of $15.9 million, an increase in FHLB advances of $9.3 million and an increase in stockholders' equity of $6.6 million, which were partially offset by a $1.2 million decrease in securities sold under agreements to repurchase.

      Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, decreased by $9.4 million, or 8.7%, to a total of $99.0 million at June 30, 2003, compared to $108.4 million at December 31, 2002. Investment securities decreased by $7.5 million, as maturities and repayments of $11.5 million and sales of $3.2 million exceeded purchases of $7.6 million. Federal funds sold decreased by $4.6 million during the six-month period ended June 30, 2003.

      Loans receivable totaled $740.9 million at June 30, 2003, an increase of $38.9 million, or 5.5%, over total loans at December 31, 2002. Loan disbursements totaled $312.4 million during the six-month period ended June 30, 2003, which were partially offset by loan sales of $103.6 million and principal repayments of $168.1 million. Loan disbursements and sales volume increased by $79.2 million and $67.8 million, respectively, as compared to the same period in 2002. The continued low interest rate environment during the six-month period ended June 30, 2003 contributed to the overall increases in loan origination and sales volume, as borrowers refinanced loans to lower interest rates and Oak Hill generally sold such lower interest rate loans in the secondary market. Growth in the loan portfolio during the six months ended June 30, 2003 was comprised of an $11.2 million, or 8.6%, increase in commercial and other loans, a $28.0 million, or 5.5%, increase in commercial and residential real estate loans and a $132,000, or 0.2%, increase in installment loans, which were partially offset by a $289,000, or 17.1%, decrease in credit card loans. The Company's allowance for loan losses totaled $9.8 million at June 30, 2003, an increase of $706,000, or 7.7%, over the total at December 31, 2002. The allowance for loan losses represented 1.31% and 1.29% of the total loan portfolio at June 30, 2003 and December 31, 2002, respectively. Net charge-offs totaled approximately $806,000 and $426,000 for the six months ended June 30, 2003 and 2002, respectively. The Company's allowance represented 122.4% and 125.3% of nonperforming loans, which totaled $8.0 million and $7.3 million at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, nonperforming loans were comprised of $1.0 million in installment loans, $4.8 million of loans secured primarily by commercial real estate and $2.2 million of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized or reserved for at June 30, 2003.

      Deposits totaled $679.7 million at June 30, 2003, an increase of $15.9 million, or 2.4%, over the $663.8 million total at December 31, 2002. The increase resulted from new brokered certificates of deposit and management's marketing efforts to attract demand deposits. Proceeds from deposit growth were used primarily to fund loan originations during the period.

      Advances from the Federal Home Loan Bank totaled $95.4 million at June 30, 2003, an increase of $9.3 million, or 10.8%, over the December 31, 2002 total. In recognition of the continued low interest rate environment during the six months ended June 30, 2003, management obtained generally longer term and lower cost advances, compared to the maturities and cost of advances obtained from the Federal Home Loan Bank during the same period in 2002. Proceeds from Federal Home Loan Bank advances were primarily used to fund loan originations during the period. Securities sold under agreements to repurchase decreased by $1.2 million.

      The Company's stockholders' equity amounted to $73.5 million at June 30, 2003, an increase of $6.6 million, or 9.9%, over the balance at December 31, 2002. The increase resulted primarily from net earnings of $6.1 million and proceeds of $1.8 million from options exercised, which were partially offset by $1.4 million in dividends declared on common stock.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2003 and 2002

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2003 and 2002

General

      Net earnings for the six months ended June 30, 2003 totaled $6.1 million, a $940,000, or 18.3%, increase over the net earnings reported in the comparable 2002 period. The increase in earnings resulted primarily from a $1.1 million increase in net interest income and a $1.9 million increase in other income, which were partially offset by a $493,000 increase in the provision for losses on loans, a $989,000 increase in general, administrative and other expense, and a $521,000 increase in the provision for federal income taxes.

Net Interest Income

      Total interest income for the six months ended June 30, 2003, amounted to $27.5 million, a decrease of $1.2 million, or 4.1%, from the $28.7 million recorded in the comparable 2002 period. Interest income on loans totaled $25.8 million, a decrease of $583,000, or 2.2%, from the 2002 period. This decrease resulted primarily from a 70 basis point decrease in the average fully-taxable equivalent yield, to 7.18% for the six month period ended June 30, 2003, which was partially offset by a $49.6 million, or 7.3%, increase in the weighted-average ("average") portfolio balance, to a total of $726.1 million for the six months ended June 30, 2003. Interest income on investment securities and other interest-earning assets decreased by $589,000, or 25.3%. The decrease resulted primarily from a 91 basis point decrease in the average fully-taxable equivalent yield, to 4.37% for the six months ended June 30, 2003, coupled with an $8.0 million, or 8.2%, decrease in the average portfolio balance, to a total of $89.6 million for the six months ended June 30, 2003.

      Total interest expense amounted to $10.5 million for the six months ended June 30, 2003, a decrease of $2.2 million, or 17.6%, from the $12.7 million recorded in the comparable 2002 period. Interest expense on deposits decreased by $2.2 million, or 21.2%, to a total of $8.1 million for the six months ended June 30, 2003. The decrease resulted primarily from an 82 basis point decrease in the average cost of deposits, to 2.70% for the six months ended June 30, 2003, which was partially offset by a $16.2 million, or 2.8%, increase in the average portfolio balance, to a total of $600.9 million for the six months ended June 30, 2003. Interest expense on borrowings decreased by $72,000, or 2.9%, for the six months ended June 30, 2003. The decrease was due to a 63 basis point decrease in the average cost of borrowings, to 4.54%, which was partially offset by a $10.1 million, or 10.5%, increase in the average borrowings outstanding for the six months ended June 30, 2003. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the continued lower interest rate environment for the six month periods ended June 30, 2003 and 2002, respectively.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.1 million, or 6.6%, for the six months ended June 30, 2003, as compared to the same period in 2002. The interest rate spread increased by 9 basis points to 3.89% for the six months ended June 30, 2003, compared to 3.80% for the six months ended June 30, 2002. The fully-taxable equivalent net interest margin increased by 4 basis points from 4.24% to 4.28% for the six months ended June 30, 2002 and 2003, respectively.

Provision for Losses on Loans

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, trends in the level of delinquent and problem loans, the volume and type of lending conducted by the Company, the status of past due principal and interest payments including any adverse situations that may affect the borrower's ability to repay and general economic conditions, particularly as such conditions relate to the Company's market area. As a result of such analysis, management recorded a $1.5 million provision for losses on loans for the six months ended June 30, 2003, an increase of $493,000, or 47.1%, compared to the same period in 2002. The provision for losses on loans for the six months ended June 30, 2003 was predicated primarily upon the $38.9 million of growth in the gross loan portfolio, the increase in nonperforming loans from $7.3 million at December 31, 2002 to $8.0 million at June 30, 2003 and the $806,000 of loans charged-off during the current six-month period.

      Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 2003, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2003 and 2002

Other Income

      Other income totaled $5.5 million for the six months ended June 30, 2003, an increase of $1.9 million, or 52.6%, over the amount reported in the comparable 2002 period. This increase resulted primarily from a $1.5 million increase in gain on sale of loans, a $255,000, or 22.4%, increase in insurance commissions, a $166,000, or 10.8%, increase in service fees, charges and other income and a $70,000 increase in gain on sale of investment securities, which were partially offset by a $122,000 non-recurring gain on sale of branch in the 2002 period. The increase in gain on sale of loans resulted from an increase in the volume of loans sold. The increase in insurance commissions was due primarily to increased premiums on group health insurance. The increase in service fees, charges and other income was due primarily to new fee generating services.

General, Administrative and Other Expense

      General, administrative and other expense totaled $12.0 million for the six months ended June 30, 2003, an increase of $989,000, or 9.0%, over the amount reported in the 2002 period. The increase resulted primarily from a $779,000, or 12.2%, increase in employee compensation and benefits, a $268,000, or 22.5%, increase in occupancy and equipment and a $249,000, or 8.4%, increase in other operating expenses, which were partially offset by a $312,000 decrease in franchise taxes.

      The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in occupancy and equipment expense was due primarily to an $82,000, or 28.9%, increase in rent expense, a $72,000, or 38.3%, increase in maintenance contracts and a $76,000, or 19.4%, increase in depreciation expense. The increase in other operating expenses resulted primarily from a $50,000, or 19.8%, increase in insurance commissions, a $29,000, or 31.7%, increase in computer and PC software expenses, a $100,000, or 47.9%, increase in credit and collection costs, a $59,000, or 28.9%, increase in telephone costs, a $51,000 increase in costs associated with new fee generating services and incremental increases in other operating expenses year-to-year, which were partially offset by a $92,000, or 22.5%, decrease in professional fees. The decrease in franchise taxes was attributable to a one-time tax savings for 2003 resulting from the previously mentioned Oak Hill-Towne merger.

Federal Income Taxes

      The provision for federal income taxes amounted to $2.9 million for the six months ended June 30, 2003, an increase of $521,000, or 21.7%, over the $2.4 million recorded in comparable 2002 period. The increase resulted primarily from a $1.5 million, or 19.4%, increase in earnings before taxes. The effective tax rates were 32.4% and 31.8% for the six months ended June 30, 2003 and 2002, respectively.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2003 and 2002

General

      Net earnings for the three months ended June 30, 2003 totaled $3.1 million, a $492,000, or 18.8%, increase over the net earnings reported in the comparable 2002 period. The increase in earnings resulted primarily from a $434,000 increase in net interest income and a $1.3 million increase in other income, which were partially offset by a $444,000 increase in the provision for losses on loans, a $496,000 increase in general, administrative and other expense, and a $273,000 increase in the provision for federal income taxes.

Net Interest Income

      Total interest income for the three months ended June 30, 2003, amounted to $13.8 million, a decrease of $675,000 or 4.7%, from the $14.5 million recorded in the comparable 2002 period. Interest income on loans totaled $13.0 million, a decrease of $267,000, or 2.0%, from the 2002 period. This decrease resulted primarily from a 65 basis point decrease in the average fully-taxable equivalent yield, to 7.08% for the three month period ended June 30, 2003, which was partially offset by a $47.6 million, or 6.9%, increase in the weighted-average ("average") portfolio balance, to a total of $737.0 million for the three months ended June 30, 2003. Interest income on investment securities and other interest-earning assets decreased by $408,000 or 33.9%. The decrease resulted primarily from a 124 basis point decrease in the average fully-taxable equivalent yield, to 4.16% for the three months ended June 30, 2003, coupled with an $11.1 million, or 11.3%, decrease in the average portfolio balance, to a total of $86.9 million for the three months ended June 30, 2003.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2003 and 2002

      Total interest expense amounted to $5.1 million for the three months ended June 30, 2003, a decrease of $1.1 million, or 17.7%, from the $6.3 million recorded in the comparable 2002 period. Interest expense on deposits decreased by $1.1 million, or 21.2%, to a total of $3.9 million for the three months ended June 30, 2003. The decrease resulted primarily from a 74 basis point decrease in the average cost of deposits, to 2.62% for the three months ended June 30, 2003, which was partially offset by a $7.0 million, or 1.2%, increase in the average portfolio balance, to a total of $602.7 million for the three months ended June 30, 2003. Interest expense on borrowings decreased by $52,000, or 4.1%, for the three months ended June 30, 2003. The decrease was due to a 61 basis point decrease in the average cost of borrowings, to 4.39%, which was partially offset by a $9.2 million, or 9.2%, increase in the average borrowings outstanding for the three months ended June 30, 2003. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the continued lower interest rate environment for the three month periods ended June 30, 2003 and 2002, respectively.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $434,000, or 5.3%, for the three months ended June 30, 2003, as compared to the same period in 2002. The interest rate spread increased by 4 basis points to 3.88% for the three months ended June 30, 2003, compared to 3.84% for the three months ended June 30, 2002. The fully-taxable equivalent net interest margin increased by 2 basis points, from 4.25% to 4.27% for the three months ended June 30, 2002 and 2003, respectively.

Provision for Losses on Loans

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, trends in the level of delinquent and problem loans, the volume and type of lending conducted by the Company, the status of past due principal and interest payments including any adverse situations that may affect the borrower's ability to repay and general economic conditions, particularly as such conditions relate to the Company's market area. As a result of such analysis, management recorded a $1.0 million provision for losses on loans for the three months ended June 30, 2003, an increase of $444,000, or 75.6%, compared to same period in 2002. The provision for losses on loans for the three months ended June 30, 2003 was predicated primarily upon the $28.5 million of growth in the gross loan portfolio, the increase in nonperforming loans from $7.8 million at March 31, 2003 to $8.0 million at June 30, 2003 and the $564,000 of loans charged-off during the current quarter.

Other Income

      Other income totaled $3.1 million for the three months ended June 30, 2003, an increase of $1.3 million, or 71.4%, over the amount reported in the comparable 2002 period. This increase resulted primarily from a $980,000 increase in gain on sale of loans, a $117,000, or 19.5%, increase in insurance commissions, and a $177,000, or 21.1%, increase in service fees, charges and other income. The increase in gain on sale of loans resulted from an increase in the volume of loans sold. The increase in insurance commissions was due primarily to increased premiums on group health insurance. The increase in service fees, charges and other income was due primarily to new fee generating services.

General, Administrative and Other Expense

      General, administrative and other expense totaled $6.1 million for the three months ended June 30, 2003, an increase of $496,000, or 8.9%, over the amount reported in the 2002 period. The increase resulted primarily from a $444,000, or 14.0%, increase in employee compensation and benefits, a $108,000, or 18.3%, increase in occupancy and equipment and a $96,000, or 6.0%, increase in other expenses, which were partially offset by a $156,000, decrease in franchise taxes.

      The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in occupancy and equipment expense was due primarily to a $44,000, or 30.8%, increase in rent expense, a $31,000, or 31.4%, increase in maintenance contracts and a $34,000, or 16.7%, increase in depreciation expense. The increase in other expenses resulted primarily from a $26,000, or 20.5%, increase in insurance commissions paid, a $24,000, or 19.8%, increase in credit and collection costs, a $41,000, or 38.9%, increase in telephone costs, a $51,000 increase in costs associated with new fee generating services and incremental increases in other operating expenses year-to-year, which were partially offset by a $57,000, or 25.7%, decrease in professional fees. The decrease in franchise taxes was attributable to a one-time tax savings for 2003 resulting from the previously mentioned Oak Hill-Towne merger.

Oak Hill Financial, Inc.
PART I - FINANCIAL INFORMATION (continued)

Federal Income Taxes

      The provision for federal income taxes amounted to $1.5 million for the three months ended June 30, 2003, an increase of $273,000, or 22.4%, over the $1.2 million recorded in comparable 2002 period. The increase resulted primarily from a $765,000, or 20.0%, increase in earnings before taxes. The effective tax rates were 32.4% and 31.8% for the three months ended June 30, 2003 and 2002, respectively.

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

PART II - OTHER INFORMATION

Item1: Legal Proceedings

      Not applicable.

Item 2: Changes in Securities and Use of Proceeds

      Not applicable.

Item 3: Defaults Upon Senior Securities

      Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5: Other Information

      Not applicable.

Oak Hill Financial, Inc.
PART II - OTHER INFORMATION (continued)

Item 6: Exhibits and Reports on Form 8-K

      Exhibits:

      Exhibit Number    Description
      --------------    -----------

      99.1 Certification by Chief Executive Officer, John D. Kidd, dated July 30, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification by Chief Financial Officer, Ron J. Copher, dated July 30, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

            Form 8-K, dated July 11, 2003, filed with the Securities and Exchange Commission on July 14, 2003.

                  o Press Release of Oak Hill Financial, Inc., dated July 10, 2003, announcing the Company's earnings for the six and three months ("second quarter") ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Oak Hill Financial, Inc.


Date: July 30, 2003                       By:
                                              ----------------------------------
                                              John D. Kidd
                                              Chairman & Chief Executive Officer


Date: July 30, 2003                       By:
                                              ----------------------------------
                                              Ron J. Copher
                                              Chief Financial Officer