Form 10-Q/A
period 2003-07-30
OAK HILL FINANCIAL INC
filed 2003-08-13
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q /A
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHNAGE ACT OF 1934
                       For the Quarter Ended June 30, 2003

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

                              Yes |_|       No |X|

      As of August 12, 2003, the latest practicable date, 5,521,081 shares of the Registrant's common stock, $.50 stated value, were outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                           PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K                                       3

Signatures                                                                     4

Certifications                                                                 5

PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

      Exhibits:

      Exhibit Number    Description
      --------------    -----------

      31.1 Certification by Chief Executive Officer, John D. Kidd, dated August 12, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification by Chief Financial Officer, Ron J. Copher, dated August 12, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification by Chief Executive Officer, John D. Kidd, dated July 30, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

      32.2 Certification by Chief Financial Officer, Ron J. Copher, dated July 30, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


      *     Previously filed on August 1, 2003.

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

                                          Oak Hill Financial, Inc.


Date:  August 12, 2003                    By:
                                              ----------------------------------
                                              John D. Kidd
                                              Chairman & Chief Executive Officer


Date:  August 12, 2003                    By:
                                              ----------------------------------
                                              Ron J. Copher
                                              Chief Financial Officer