Form 10-Q
period 2003-09-30
OAK HILL FINANCIAL INC
filed 2003-11-10
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHNAGE ACT OF 1934
                    For the Quarter Ended September 30, 2003

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

                                 Yes |_| No |X|

      As of November 6, 2003, the latest practicable date, 5,542,981 shares of the Registrant's common stock, $.50 stated value, were outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

             Consolidated Statements of Financial Condition                   3

             Consolidated Statements of Earnings                              4

             Consolidated Statements of Comprehensive Income                  5

             Consolidated Statements of Cash Flows                            6

             Notes to Consolidated Financial Statements                       8

Item 2:  Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                       14

Item 3:  Quantitative and Qualitative Disclosures About Market Risk          18

Item 4:  Controls and Procedures                                             18

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   18

Item 2:  Changes in Securities and Use of Proceeds                           18

Item 3:  Default Upon Senior Securities                                      18

Item 4:  Submission of Matters to a Vote of Security Holders                 18

Item 5:  Other Information                                                   18

Item 6:  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   20

Certifications                                                               21

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                              September 30,       December 31,
(In thousands, except share data)                                                                      2003               2002
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                            $  23,106         $  19,118
Federal funds sold                                                                                        81             5,540
Investment securities designated as available for sale - at market                                    72,945            81,214
Investment securities designated as held to maturity - at cost (approximate market
      value of $3,517 and $2,522 at September 30, 2003 and December 31, 2002, respectively)            3,663             2,575
Loans receivable - net                                                                               776,746           700,699
Loans held for sale - at lower of cost or market                                                       1,738             1,245
Office premises and equipment - net                                                                   11,404            10,266
Other real estate owned                                                                                  475                --
Federal Home Loan Bank stock - at cost                                                                 5,938             5,764
Accrued interest receivable on loans                                                                   2,650             3,026
Accrued interest receivable on securities                                                                671               600
Goodwill - net                                                                                           413               413
Prepaid expenses and other assets                                                                      2,389             2,249
Prepaid federal income taxes                                                                           1,172               381
Deferred federal income taxes                                                                            615               539
------------------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                                         $ 904,006         $ 833,629
==============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
      Demand                                                                                       $  70,588         $  61,847
      Savings and time deposits                                                                      614,277           601,966
------------------------------------------------------------------------------------------------------------------------------
              Total deposits                                                                         684,865           663,813
Securities sold under agreements to repurchase                                                         3,792             5,553
Advances from the Federal Home Loan Bank                                                             128,227            86,055
Notes payable                                                                                          2,950             2,750
Guaranteed preferred beneficial interests in the Corporation's
      junior subordinated debentures                                                                   5,000             5,000
Accrued interest payable and other liabilities                                                         2,669             3,577
------------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                                      827,503           766,748
Stockholders' equity
      Common stock - $.50 stated value; authorized 15,000,000 shares
        5,594,228 shares issued                                                                        2,797             2,797
      Additional paid-in capital                                                                       5,530             5,113
      Retained earnings                                                                               68,442            61,236
      Treasury stock (62,550 and 225,020 shares at September 30, 2003 and
        December 31, 2002, respectively - at cost)                                                      (965)           (3,471)
      Accumulated comprehensive income:
        Unrealized gain on securities designated as available for sale, net
           of related tax effects                                                                        699             1,206
------------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                              76,503            66,881
------------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 904,006         $ 833,629
==============================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                      For the                        For the
                                                                                 Nine Months Ended             Three Months Ended
                                                                                   September 30,                   September 30,
(In thousands, except share data)                                               2003            2002            2003           2002
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

Loans                                                                        $38,628        $ 39,449         $12,847        $13,085
Investment securities                                                          2,165           3,217             565          1,081
Interest-bearing deposits and other                                              198             269              63             81
-----------------------------------------------------------------------------------------------------------------------------------
              Total interest income                                           40,991          42,935          13,475         14,247
INTEREST EXPENSE

Deposits                                                                      11,851          15,016           3,800          4,802
Borrowings                                                                     3,613           3,796           1,203          1,314
-----------------------------------------------------------------------------------------------------------------------------------
              Total interest expense                                          15,464          18,812           5,003          6,116
-----------------------------------------------------------------------------------------------------------------------------------
              Net interest income                                             25,527          24,123           8,472          8,131
Provision for losses on loans                                                  2,506           1,652             966            605
-----------------------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for losses on loans         23,021          22,471           7,506          7,526
OTHER INCOME

Service fees, charges and other operating                                      2,700           1,809           1,002            400
Insurance commissions                                                          2,111           1,788             718            650
Gain on sale of loans                                                          3,691           1,405           1,473            697
Gain on sale of securities                                                       256             301             109            224
Gain on sale of other assets                                                      --             437              --             --
-----------------------------------------------------------------------------------------------------------------------------------
              Total other income                                               8,758           5,740           3,302          1,971
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits                                            10,772           9,793           3,598          3,205
Occupancy and equipment                                                        2,161           1,789             702            598
Federal deposit insurance premiums                                                85              81              26             27
Franchise taxes                                                                   61             529              20            176
Other operating                                                                4,829           4,513           1,600          1,533
-----------------------------------------------------------------------------------------------------------------------------------
              Total general, administrative and other expense                 17,908          16,705           5,946          5,539
-----------------------------------------------------------------------------------------------------------------------------------
              Earnings before federal income taxes                            13,871          11,506           4,862          3,958
FEDERAL INCOME TAXES

Current                                                                        4,344           3,932           1,602          1,248
Deferred                                                                         186            (264)              6             19
-----------------------------------------------------------------------------------------------------------------------------------
              Total federal income taxes                                       4,530           3,668           1,608          1,267
-----------------------------------------------------------------------------------------------------------------------------------
              NET EARNINGS                                                   $ 9,341        $  7,838         $ 3,254        $ 2,691
===================================================================================================================================
              EARNINGS PER SHARE
                  Basic                                                      $  1.71        $   1.48         $   .59        $   .50
===================================================================================================================================
                  Diluted                                                    $  1.66        $   1.44         $   .57        $   .49
===================================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                             For the                   For the
                                                                                        Nine Months Ended        Three Months Ended
                                                                                          September  30,            September 30,
(In thousands, except share data)                                                       2003         2002          2003        2002
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                         $ 9,341      $ 7,838       $ 3,254     $ 2,691
Other comprehensive income, net of tax:
      Unrealized gains (losses) on securities designated as available for sale,
        net of taxes (benefits) of ($174), $1,008, ($268) and $492, respectively        (338)       1,957          (520)        954
      Reclassification adjustment for realized gains included in net earnings,
        net of taxes of $87, $102, $37 and $76, respectively                            (169)        (199)          (73)       (148)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                 $ 8,834      $ 9,596       $ 2,661     $ 3,497
===================================================================================================================================
Accumulated comprehensive income                                                     $   699      $ 1,697       $   699     $ 1,697
===================================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Nine Months Ended
                                                                                            September 30,
(In thousands)                                                                           2003              2002
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings for the period                                                   $   9,341         $   7,838
      Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
              Depreciation and amortization                                               713               429
              Gain on sale of securities                                                 (256)             (301)
              Amortization of premiums and discounts on investment
                  securities - net                                                      1,022               649
              Proceeds from sale of loans in secondary market                         164,503            66,454
              Loans disbursed for sale in secondary market                           (163,450)          (66,168)
              Gain on sale of loans                                                    (1,546)             (705)
              Gain on disposition of assets                                               (15)             (314)
              Amortization of deferred loan origination costs and fees - net              (37)              190
              Federal Home Loan Bank stock dividends                                     (174)             (192)
              Provision for losses on loans                                             2,506             1,652
              Increase (decrease) in cash due to changes in:
                  Prepaid expenses and other assets                                      (140)             (885)
                  Accrued interest receivable                                             305                54
                  Accrued interest payable and other liabilities                         (908)              (22)
                  Federal income taxes
                     Current                                                             (791)           (1,420)
                     Deferred                                                             186              (264)
---------------------------------------------------------------------------------------------------------------
                        Net cash provided by operating activities                      11,259             6,995
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

        Loan disbursements                                                           (331,466)         (299,575)
        Principal repayments on loans                                                 252,475           250,920
        Principal repayments on mortgage-backed securities designated
           as available for sale                                                       25,325            10,170
        Proceeds from sale of investment securities designated
           as available for sale                                                        5,361            26,142
        Proceeds from maturity of investment securities                                   190             5,150
        Proceeds from disposition of assets                                                54               352
        Purchase of investment securities designated
           as available-for-sale                                                      (24,132)          (50,328)
        Purchase of investment securities designated
           as held-to-maturity                                                         (1,098)           (1,050)
        Decrease in federal funds sold - net                                            5,459             4,664
        Purchase of McNelly Insurance Agency                                               --               (97)
        Purchase of Federal Home Loan Bank stock                                           --              (152)
        Purchase of office premises and equipment                                      (1,890)           (1,221)
---------------------------------------------------------------------------------------------------------------
                        Net cash used in investing activities                         (69,722)          (55,025)
---------------------------------------------------------------------------------------------------------------
                        Net cash used in operating and investing activities
                          (balance carried forward)                                   (58,463)          (48,030)
---------------------------------------------------------------------------------------------------------------

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                                For the Nine Months Ended
                                                                                                      September 30,
(In thousands)                                                                                     2003              2002
-------------------------------------------------------------------------------------------------------------------------
                        Net cash used in operating and investing activities
                          (balance brought forward)                                           $ (58,463)        $ (48,030)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

      Proceeds (repayments) from securities sold under agreement to repurchase                   (1,761)            1,975
      Net increase in deposit accounts                                                           21,052            50,409
      Proceeds from Federal Home Loan Bank advances                                             830,874           145,295
      Repayments of Federal Home Loan Bank advances                                            (788,702)         (139,891)
      Proceeds from notes payable                                                                 2,900                --
      Repayments of notes payable                                                                (2,700)               --
      Dividends on common shares                                                                 (2,135)           (1,912)
      Proceeds from issuance of shares under stock option plan                                    2,923             1,230
-------------------------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                                62,451            57,106
-------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                         3,988             9,076
Cash and cash equivalents at beginning of period                                                 19,118            18,915
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalent at end of period                                                     $  23,106         $  27,991
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for:
        Federal income taxes                                                                  $   4,556         $   5,218
=========================================================================================================================
        Interest on deposits and borrowings                                                   $  15,775         $  19,511
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

      Unrealized gains (losses) on securities designated as available for sale,
        net of related tax effects                                                            $    (507)        $   1,758
=========================================================================================================================
      Recognition of mortgage servicing rights in accordance with SFAS No. 140                $   2,145         $     700
=========================================================================================================================
      Transfer from loans to real estate acquired through foreclosure                         $   1,153         $   1,538
=========================================================================================================================
      Issuance of loans upon sale of real estate acquired through foreclosure                 $     678         $   1,760
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

      Issuance of note payable in connection with purchase of McNelly Insurance Agency        $      --         $     100
=========================================================================================================================
      Acquisition of treasury stock in exchange for exercise of stock options                 $     165         $      23
=========================================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2003 and 2002

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

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2002. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

      At September 30, 2003, the Company had $227.4 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed with Oak Hill at market rates of interest without a material adverse effect on the results of operations.

      In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $152.1 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At September 30, 2003, the Company had $128.2 million of outstanding FHLB advances.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2003 and 2002

3. Liquidity and Capital Resources (continued)

      At September 30, 2003, loan commitments, or loans committed but not closed, totaled $39.1 million. Additionally, the Company had unused lines of credit and letters of credit totaling $110.7 million and $11.7 million, respectively. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

4. Earnings Per Share

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock option. The computations were as follows for the nine and three-month periods ended September 30:

                                                                        For the                         For the
                                                                   Nine Months Ended              Three Months Ended
                                                                     September 30,                   September 30,
                                                                    2003          2002             2003          2002
---------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding (basic)             5,467,958     5,303,656        5,517,166     5,334,226
Dilutive effect of assumed exercise of stock options             145,117       120,572          166,701       147,682
---------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding (diluted)           5,613,075     5,424,228        5,683,867     5,481,908
=====================================================================================================================

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

      The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2003 is $11.7 million. Such letters of credit have terms of one year. Amounts due under these letters of credit would be reduced by any proceeds that the Bank would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2003 and 2002

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

      The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. Management adopted SFAS No. 149 effective July 1, 2003, as required, without a material effect on the Company's financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

      SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Company). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management adopted SFAS No. 150 effective July 1, 2003, as required, without material effect on the Company's financial condition or results of operations.

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2003 and 2002

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

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro-forma amounts indicated on the next page for the nine and three month periods ended September 30:

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2003 and 2002

7. Stock Option Plan (continued)

                                                             For the                            For the
                                                       Nine Months Ended                  Three Months Ended
                                                          September 30,                      September 30,
(In thousands, except share data)                     2003              2002              2003              2002
----------------------------------------------------------------------------------------------------------------
Net earnings:
     As reported                                 $   9,341         $   7,838         $   3,254         $   2,691
     Stock-based compensation, net of tax              (87)             (100)              (29)              (33)
----------------------------------------------------------------------------------------------------------------
Pro-forma net earnings                           $   9,254         $   7,738         $   3,225         $   2,658
================================================================================================================
Basic earnings per share:
     As reported                                 $    1.71         $    1.48         $     .59         $     .50
     Stock-based compensation, net of tax             (.02)             (.02)             (.01)
----------------------------------------------------------------------------------------------------------------
     Pro-forma                                   $    1.69         $    1.46         $     .58         $     .50
================================================================================================================
Diluted earnings per share:
     As reported                                 $    1.66         $    1.44         $     .57         $     .49
     Stock-based compensation, net of tax             (.01)             (.01)             (.01)
----------------------------------------------------------------------------------------------------------------
     Pro-forma                                   $    1.65         $    1.43         $     .57         $     .48
================================================================================================================

      The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001: dividend yield of 2.3% and 2.8% for 2002 and 2001, respectively; expected volatility of 30.0% for 2002 and 10.0% for 2001; risk-free interest rates of 4.00% and 4.50% for 2002 and 2001, respectively and expected lives of 10 years.

      A summary of the status of the Company's Stock Option Plan as of September 30, 2003 and December 31, 2002 and 2001 and changes during the periods ended on those dates is presented below:

                                                       Nine months ended                            Year Ended
                                                          September 30,                            December 31,

                                                              2003                       2002                       2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Weighted-                   Weighted-                   Weighted-
                                                                    average                     average                     average
                                                                   exercise                    exercise                    exercise
                                                       Shares        price        Shares         price       Shares          price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                     722,842     $  15.28       825,526      $  14.96      713,301       $  14.75
Granted                                                     --           --         1,000        21.85       157,550         15.05
Exercised                                             (169,812)       13.80      (101,284)        12.73      (27,825)          8.67
Forfeited                                               (3,000)       15.05        (2,400)        14.96      (17,500)         16.98
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of period                           550,030     $  15.44       722,842      $  15.28      825,526       $  14.96
===================================================================================================================================
Options exercisable at period end                      493,480                    644,967                    657,144
===================================================================================================================================
Weighted-average fair value of options granted
     during the period                                                   --                    $   7.25                    $   2.34
===================================================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2003 and 2002

7. Stock Option Plan (continued)

      The following information applies to options outstanding at September 30, 2003:

Range of exercise prices                                Number outstanding
--------------------------------------------------------------------------
      $ 2.79 - $ 4.19                                                7,102
      $ 4.20 - $ 6.30                                                   --
      $ 6.31 - $ 9.47                                               21,900
      $ 9.48 - $14.22                                               17,500
      $14.23 - $21.35                                              502,528
      $21.36 - $21.85                                                1,000
--------------------------------------------------------------------------
            Total                                                  550,030
==========================================================================

   Weighted-average exercise price                                  $15.44
   Weighted-average remaining contractual life                   6.6 years

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2003 and 2002

Discussion of Financial Condition Changes from December 31, 2002 to September 30, 2003

      The Company's total assets amounted to $904.0 million at September 30, 2003, an increase of $70.4 million, or 8.4%, over the total at December 31, 2002. The increase in assets was funded primarily through an increase in deposits of $21.1 million, an increase in FHLB advances of $42.2 million and an increase in stockholders' equity of $9.6 million.

      Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, decreased by $8.7 million, or 8.0%, to a total of $99.8 million at September 30, 2003, compared to December 31, 2002. Investment securities decreased by $7.2 million, as maturities and repayments of $25.5 million and sales of $5.4 million exceeded purchases of $25.2 million. Federal funds sold decreased by $5.5 million during the nine-month period ended September 30, 2003.

      Loans receivable totaled $778.5 million at September 30, 2003, an increase of $76.5 million, or 10.9%, over total loans at December 31, 2002. Loan disbursements totaled $494.9 million during the nine-month period ended September 30, 2003, which were partially offset by loan sales of $163.0 million and principal repayments of $252.5 million. Loan disbursements and sales volume increased by $129.2 million and $97.2 million, respectively, as compared to the same period in 2002. The continued low interest rate environment during the nine-month period ended September 30, 2003 contributed to the overall increases in loan origination and sales volume, as borrowers refinanced loans to lower interest rates and Oak Hill generally sold such lower interest rate loans in the secondary market. Growth in the loan portfolio during the nine months ended September 30, 2003 was comprised of a $9.1 million, or 7.0%, increase in commercial and other loans, a $67.4 million, or 13.3%, increase in commercial and residential real estate loans and a $568,000, or 0.8%, increase in installment loans, which were partially offset by a $250,000, or 14.8%, decrease in credit card loans. The Company's allowance for loan losses totaled $10.3 million at September 30, 2003, an increase of $1.2 million, or 13.0%, over the total at December 31, 2002. The allowance for loan losses represented 1.31% and 1.29% of the total loan portfolio at September 30, 2003 and December 31, 2002, respectively. Net charge-offs totaled approximately $1.3 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. The Company's allowance represented 127.9% and 125.3% of nonperforming loans, which totaled $8.1 million and $7.3 million at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, nonperforming loans were comprised of $1.2 million in installment loans, $5.1 million of loans secured primarily by commercial real estate and $1.8 million of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized or reserved for at September 30, 2003.

      Deposits totaled $684.9 million at September 30, 2003, an increase of $21.1 million, or 3.2%, over the $663.8 million total at December 31, 2002. The increase resulted primarily from new brokered certificates of deposit and management's marketing efforts to attract demand deposits. Proceeds from deposit growth were used primarily to fund loan originations during the period.

      Advances from the Federal Home Loan Bank totaled $128.2 million at September 30, 2003, an increase of $42.2 million, or 49.0%, over the December 31, 2002 total. In recognition of the continued low interest rate environment during the nine months ended September 30, 2003, management obtained generally longer term and lower cost advances, compared to the maturities and cost of advances obtained from the Federal Home Loan Bank during the same period in 2002. Proceeds from Federal Home Loan Bank advances were primarily used to fund loan originations during the period.

      The Company's stockholders' equity amounted to $76.5 million at September 30, 2003, an increase of $9.6 million, or 14.4%, over the balance at December 31, 2002. The increase resulted primarily from net earnings of $9.3 million and proceeds of $2.9 million from options exercised, which were partially offset by $2.1 million in dividends declared on common stock and a $507,000 decrease in the unrealized gains on securities available for sale.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2003 and 2002

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2003 and 2002

General

      Net earnings for the nine months ended September 30, 2003 totaled $9.3 million, a $1.5 million, or 19.2%, increase over the net earnings reported in the comparable 2002 period. The increase in earnings resulted primarily from a $1.4 million increase in net interest income and a $3.0 million increase in other income, which were partially offset by an $854,000 increase in the provision for losses on loans, a $1.2 million increase in general, administrative and other expense, and an $862,000 increase in the provision for federal income taxes.

Net Interest Income

      Total interest income for the nine months ended September 30, 2003, amounted to $41.0 million, a decrease of $1.9 million, or 4.5%, from the $42.9 million recorded in the comparable 2002 period. Interest income on loans totaled $38.6 million, a decrease of $821,000, or 2.1%, from the 2002 period. This decrease resulted primarily from a 71 basis point decrease in the average fully-taxable equivalent yield, to 7.01% for the nine month period ended September 30, 2003, which was partially offset by a $53.6 million, or 7.8%, increase in the weighted-average ("average") portfolio balance, to a total of $738.4 million for the nine months ended September 30, 2003. Interest income on investment securities and other interest-earning assets decreased by $1.1 million, or 32.2%. The decrease resulted primarily from a 115 basis point decrease in the average fully-taxable equivalent yield, to 4.08% for the nine months ended September 30, 2003, coupled with a $10.0 million, or 10.2%, decrease in the average portfolio balance, to a total of $87.6 million for the nine months ended September 30, 2003.

      Total interest expense amounted to $15.5 million for the nine months ended September 30, 2003, a decrease of $3.3 million, or 17.8%, from the $18.8 million recorded in the comparable 2002 period. Interest expense on deposits decreased by $3.2 million, or 21.1%, to a total of $11.9 million for the nine months ended September 30, 2003. The decrease resulted primarily from a 104 basis point decrease in the average cost of deposits, to 2.37% for the nine months ended September 30, 2003, which was partially offset by a $79.4 million, or 13.5%, increase in the average portfolio balance, to a total of $667.3 million for the nine months ended September 30, 2003. Interest expense on borrowings decreased by $183,000, or 4.8%, for the nine months ended September 30, 2003. The decrease was due to a 66 basis point decrease in the average cost of borrowings, to 4.39%, which was partially offset by a $9.4 million, or 9.4%, increase in the average borrowings outstanding for the nine months ended September 30, 2003. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the continued lower interest rate environment for the nine month periods ended September 30, 2003 and 2002, respectively.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.4 million, or 5.8%, for the nine months ended September 30, 2003, as compared to the same period in 2002. The interest rate spread increased by 28 basis points to 4.04% for the nine months ended September 30, 2003, compared to 3.76% for the nine months ended September 30, 2002. The fully-taxable equivalent net interest margin remained unchanged at 4.20% for the nine months ended September 30, 2003 and 2002, respectively.

Provision for Losses on Loans

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, trends in the level of delinquent and problem loans, the volume and type of lending conducted by the Company, the status of past due principal and interest payments including any adverse situations that may affect the borrower's ability to repay and general economic conditions, particularly as such conditions relate to the Company's market area. As a result of such analysis, management recorded a $2.5 million provision for losses on loans for the nine months ended September 30, 2003, an increase of $854,000, or 51.7%, compared to the same period in 2002. The provision for losses on loans for the nine months ended September 30, 2003 was predicated primarily upon the $76.5 million of growth in the gross loan portfolio, the increase in nonperforming loans from $7.3 million at December 31, 2002 to $8.1 million at September 30, 2003 and the $1.3 million of loans charged-off during the current nine-month period.

      Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 2003, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2003 and 2002

Other Income

      Other income totaled $8.8 million for the nine months ended September 30, 2003, an increase of $3.0 million, or 52.6%, over the amount reported in the comparable 2002 period. This increase resulted primarily from a $2.3 million increase in gain on sale of loans, a $323,000, or 18.1%, increase in insurance commissions, an $891,000, or 49.3%, increase in service fees, charges and other income, which were partially offset by a $45,000 decrease in gain on sale of investment securities and the $437,000 gain on sale of assets recorded in the 2002 period. The increase in gain on sale of loans resulted from an increase in the volume of loans sold. The increase in insurance commissions was due primarily to increased premiums realized on sales of group health insurance. The increase in service fees, charges and other income was due primarily to an increase in overdraft fees totaling $827,000, or 84.6%, for the nine months ended September 30, 2003, which were a result from a new overdraft protection program implemented in late March 2003.

General, Administrative and Other Expense

      General, administrative and other expense totaled $17.9 million for the nine months ended September 30, 2003, an increase of $1.2 million, or 7.2%, over the amount reported in the 2002 period. The increase resulted primarily from a $979,000, or 10.0%, increase in employee compensation and benefits, a $372,000, or 20.8%, increase in occupancy and equipment and a $316,000, or 7.0%, increase in other operating expenses, which were partially offset by a $468,000 decrease in franchise taxes.

      The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in occupancy and equipment expense was due primarily to a $69,000, or 15.3%, increase in rent expense, a $76,000, or 15.5%, increase in maintenance contracts and a $126,000, or 21.5%, increase in depreciation expense. The increase in other operating expenses resulted primarily from a $20,000, or 4.9%, increase in insurance commissions, a $39,000, or 27.0%, increase in computer and PC software expenses, a $96,000, or 27.4%, increase in credit and collection costs, a $61,000, or 18.6%, increase in telephone costs, a $66,000 increase in expenses related to minority ownership interests in Oak Hill Title, a $121,000 increase in consulting fees which are based upon the increase in overdraft fees and incremental increases in other operating expenses year-to-year, which were partially offset by an $84,000, or 16.0%, decrease in professional fees. The decrease in franchise taxes was attributable to a one-time tax savings for 2003 resulting from the previously mentioned Oak Hill-Towne merger.

Federal Income Taxes

      The provision for federal income taxes amounted to $4.5 million for the nine months ended September 30, 2003, an increase of $862,000, or 23.5%, over the $3.7 million recorded in comparable 2002 period. The increase resulted primarily from a $2.4 million, or 20.6%, increase in earnings before taxes. The effective tax rates were 32.7% and 31.9% for the nine months ended September 30, 2003 and 2002, respectively.

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2003 and 2002

General

      Net earnings for the three months ended September 30, 2003 totaled $3.3 million, a $563,000, or 20.9%, increase over the net earnings reported in the comparable 2002 period. The increase in earnings resulted primarily from a $341,000 increase in net interest income and a $1.3 million increase in other income, which were partially offset by a $361,000 increase in the provision for losses on loans, a $407,000 increase in general, administrative and other expense, and a $341,000 increase in the provision for federal income taxes.

Net Interest Income

      Total interest income for the three months ended September 30, 2003, amounted to $13.5 million, a decrease of $772,000, or 5.4%, from the $14.2 million recorded in the comparable 2002 period. Interest income on loans totaled $12.8 million, a decrease of $238,000, or 1.8%, from the 2002 period. This decrease resulted primarily from a 72 basis point decrease in the average fully-taxable equivalent yield, to 6.70% for the three month period ended September 30, 2003, which was partially offset by a $61.4 million, or 8.8%, increase in the weighted-average ("average") portfolio balance, to a total of $762.7 million for the three months ended September 30, 2003. Interest income on investment securities and other interest-earning assets decreased by $534,000, or 46.0%. The decrease resulted primarily from a 165 basis point decrease in the average fully-taxable equivalent yield, to 3.45% for the three months ended September 30, 2003, coupled with a $13.8 million, or 14.2%, decrease in the average portfolio balance, to a total of $83.6 million for the three months ended September 30, 2003.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2003 and 2002

      Total interest expense amounted to $5.0 million for the three months ended September 30, 2003, a decrease of $1.1 million, or 18.2%, from the $6.1 million recorded in the comparable 2002 period. Interest expense on deposits decreased by $1.0 million, or 20.9%, to a total of $3.8 million for the three months ended September 30, 2003. The decrease resulted primarily from a 98 basis point decrease in the average cost of deposits, to 2.22% for the three months ended September 30, 2003, which was partially offset by an $83.9 million, or 14.1%, increase in the average portfolio balance, to a total of $678.1 million for the three months ended September 30, 2003. Interest expense on borrowings decreased by $111,000, or 8.4%, for the three months ended September 30, 2003. The decrease was due to a 72 basis point decrease in the average cost of borrowings, to 4.12%, which was partially offset by an $8.1 million, or 7.5%, increase in the average borrowings outstanding for the three months ended September 30, 2003. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the continued lower interest rate environment for the three month periods ended September 30, 2003 and 2002, respectively.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $341,000, or 4.2%, for the three months ended September 30, 2003, as compared to the same period in 2002. The interest rate spread increased by 20 basis points, to 3.88% for the three months ended September 30, 2003, compared to 3.68% for the three months ended September 30, 2002. The fully-taxable equivalent net interest margin decreased by 7 basis points, from 4.10% to 4.03% for the three months ended September 30, 2002 and 2003, respectively.

Provision for Losses on Loans

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, trends in the level of delinquent and problem loans, the volume and type of lending conducted by the Company, the status of past due principal and interest payments including any adverse situations that may affect the borrower's ability to repay and general economic conditions, particularly as such conditions relate to the Company's market area. As a result of such analysis, management recorded a $966,000 provision for losses on loans for the three months ended September 30, 2003, an increase of $361,000, or 59.7%, compared to same period in 2002. The provision for losses on loans for the three months ended September 30, 2003 was predicated primarily upon the $37.6 million of growth in the gross loan portfolio, the increase in nonperforming loans from $8.0 million at June 30, 2003 to $8.1 million at September 30, 2003 and the $454,000 of loans charged-off during the current quarter.

Other Income

      Other income totaled $3.3 million for the three months ended September 30, 2003, an increase of $1.3 million, or 67.5%, over the amount reported in the comparable 2002 period. This increase resulted primarily from a $776,000 increase in gain on sale of loans, a $68,000, or 10.5%, increase in insurance commissions, and a $602,000, or 150.5%, increase in service fees, charges and other income, which were partially offset by a $115,000, or 51.3%, decrease in gain on investment securities transactions. The increase in gain on sale of loans resulted from an increase in the volume of loans sold. The increase in insurance commissions was due primarily to increased premiums on sales of group health insurance. The increase in service fees, charges and other income was due primarily to an increase in overdraft fees totaling $412,000, or 124.0%, for the three months ended September 30, 2003, which were a result from a new overdraft protection program implemented in late March 2003.

General, Administrative and Other Expense

      General, administrative and other expense totaled $5.9 million for the three months ended September 30, 2003, an increase of $407,000, or 7.3%, over the amount reported in the 2002 period. The increase resulted primarily from a $393,000, or 12.3%, increase in employee compensation and benefits, a $104,000, or 17.4%, increase in occupancy and equipment and a $67,000, or 4.4%, increase in other expenses, which were partially offset by a $156,000, decrease in franchise taxes.

      The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in occupancy and equipment expense was due primarily to a $50,000, or 25.8%, increase in depreciation expense and a $19,000, or 24.5%, increase in utilities and taxes, which were partially offset by a $12,000, or 7.1% decrease in rent expense. The increase in other expenses resulted primarily from a $31,000, or 24.9%, increase in supplies, a $28,000 increase in expenses related to minority ownership interests in Oak Hill Title, coupled with increases in consulting fees which are based upon the increase in overdraft fees and incremental increases in other operating expenses year-to-year, which were partially offset by a $30,000, or 18.8%, decrease in insurance commissions paid and a $28,000, or 22.0% decrease in marketing. The decrease in franchise taxes was attributable to a one-time tax savings for 2003 resulting from the previously mentioned Oak Hill-Towne merger.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2003 and 2002

Federal Income Taxes

      The provision for federal income taxes amounted to $1.6 million for the three months ended September 30, 2003, an increase of $341,000, or 26.9%, over the $1.3 million recorded in comparable 2002 period. The increase resulted primarily from a $904,000, or 22.8%, increase in earnings before taxes. The effective tax rates were 33.1% and 32.0% for the three months ended September 30, 2003 and 2002, respectively.

Item 3:     Quantitative and Qualitative Disclosure About Market Risk

            There has been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4:     Controls and Procedures

            The Company's principal executive officer and principal financial officer, based on their evaluation as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Oak Hill Financial, Inc.
PART II - OTHER INFORMATION (continued)

Item 6:     Exhibits and Reports on Form 8-K

            Exhibits:

            Exhibit Number    Description
            --------------    -----------

            31.1 Certification by Chief Executive Officer, John D. Kidd, dated November 6, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification by Chief Financial Officer, Ron J. Copher, dated November 6, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification by Chief Executive Officer, John D. Kidd, dated November 6, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification by Chief Financial Officer, Ron J. Copher, dated November 6, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

                  Form 8-K, dated October 9, 2003, filed with the Securities and Exchange Commission on October 14, 2003.

                        o Press Release of Oak Hill Financial, Inc., dated October 9, 2003, announcing the Company's earnings for the nine and three months ("third quarter") ended September 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Oak Hill Financial, Inc.


Date: November 6, 2003                By:_______________________________
                                          John D. Kidd
                                          Chairman & Chief Executive Officer


Date: November 6, 2003                By:________________________________
                                          Ron J. Copher
                                          Chief Financial Officer