Form 10-K
period 2003-12-31
OAK HILL FINANCIAL INC
filed 2004-03-11
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   ----------

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2003 was $91,750,416.16. For purposes of this calculation, executive officers and directors of the registrant are considered affiliates.

      There were 5,620,011 shares of the registrant's common stock outstanding at March 9, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference into Part II and IV.

      Portions of the proxy statement dated March 11, 2004 for the Annual Meeting of Stockholders to be held April 13, 2004 are incorporated by reference in to Part III.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                     Part I

Item 1.   Business                                                                                 3

Item 2.   Properties                                                                              18

Item 3.   Legal Proceedings                                                                       19

Item 4.   Submission of Matters to a Vote of Security Holders                                     19

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                   20

Item 6.   Selected Financial Data                                                                 21

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations   23

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                              31

Item 8.   Financial Statements and Supplementary Data                                             31

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure    31

Item 9A.  Controls and Procedures                                                                 31

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                                      31

Item 11.  Executive Compensation                                                                  32

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters                                                                32

Item 13.  Certain Relationships and Related Transactions                                          32

Item 14.  Principal Accountant Fees and Services                                                  32

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        32

Signatures                                                                                        35

                                     PART I

Item 1. Business.

Oak Hill Financial, Inc.

      Oak Hill Financial, Inc., an Ohio corporation (the "Company") formed in 1981, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to regulation by the Federal Reserve Board. The Company engages indirectly in the business of commercial banking and other permissible activities closely related to banking and consumer finance lending through four wholly owned subsidiaries, Oak Hill Banks ("Oak Hill"), Action Finance Company ("Action"), Oak Hill Financial Insurance Agency, Inc. dba McNelly, Patrick & Associates ("MPA") and Oak Hill Capital Trust I (the "Trust"). The Company also owns forty-nine percent of Oak Hill Title Agency ("Oak Hill Title") which provides title services for commercial and residential real estate transactions. The Company provides management and similar services for its subsidiaries. Since it does not conduct any operating businesses itself, the Company must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information, see Note A of the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Stockholders, which is incorporated by reference in response to this item.

      The Company faces strong competition from both banking and non-banking institutions. Its banking competitors include local and regional banks and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as savings and loan associations and credit unions, offer a wide range of loan and deposit services that are directly competitive with those offered by Oak Hill. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, and other services similar to those offered by Oak Hill. Major stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from non-bank and non-savings and loan organizations will continue to grow.

      The range of services provided by the Company's subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, other personal loan financing, deposits, group health insurance and other employee benefits, and title services for commercial and residential real estate transactions. Each of the subsidiaries operates under the direction of a Board of Directors and officers.

      The Company's internet site www.oakf.com contains a hyperlink to the Securities and Exchange Commission's ("SEC") website, where the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments, if any, to these reports filed pursuant to Sections 13a or 15d of the Securities Exchange Act of 1934 can be obtained free of charge on EDGAR as soon as reasonably practicable after the Company has filed the report with the SEC.

Lending Activities

      General. The Company generally makes loans in southern and central Ohio where its branches are located. The Company's principal lending activities are the origination of (i) conventional one-to-four family residential loans, and
(ii) commercial loans, most of which are secured by real estate located in the Company's primary market area. These loan categories accounted for approximately 92% of the Company's net loan portfolio at December 31, 2003. The Company also makes consumer loans, including installment loans, home equity lines of credit and second mortgages, and offers credit cards.

      Loan Portfolio Composition and Activity. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages for each of the last five years, along with a reconciliation to loans receivable, net of the allowance for loan losses.

                                                                         At December 31,
                                                                         ---------------
                                     2003                2002                  2001                2000                  1999
                                     ----                ----                  ----                ----                  ----
                               Amount   Percent    Amount    Percent     Amount    Percent    Amount    Percent    Amount    Percent
                               ------   -------    ------    -------     ------    -------    ------    -------    ------    -------
                                                                      (Dollars in thousands)
Type of loan:

   1-4 family residential
     loans                   $ 235,180     29.0%  $ 245,794     35.0%   $ 373,323     37.0%  $ 240,593     40.1%  $ 223,365    44.0%

   Commercial and other
     loans                     513,848     63.4     391,586     55.8      216,611     52.2     275,500     46.0     215,205    42.3

   Consumer loans
                                71,100      8.8      72,012     10.3       62,829     11.8      88,585     14.8      74,045    14.6

   Credit cards                  1,729      0.2       1,694      0.2        1,663      0.3       1,605      0.3       1,486     0.3
                             ---------   ------   ---------   ------    ---------   ------   ---------   ------   ---------  ------

Total loans                    821,857    101.4     711,086    101.3      654,426    101.3     606,283    101.2     514,101   101.2

Less:

   Allowance for loan
     losses                    (10,836)    (1.4)     (9,142)    (1.3)      (8,345)    (1.3)     (7,197)    (1.2)     (6,132)   (1.2)
                             ---------   ------   ---------   ------    ---------   ------   ---------   ------   ---------  ------

Total loans receivable, net  $ 811,021    100.0%  $ 701,944    100.0%   $ 646,081    100.0%  $ 599,086    100.0%  $ 507,969   100.0%
                             =========   ======   =========   ======    =========   ======   =========   ======   =========  ======

      The following is maturity information with respect to commercial loans at December 31, 2003.

                                 After one year              After five years
 Less than one year            through five years           through ten years             After ten years
 ------------------            ------------------           -----------------             ---------------
            Weighted                     Weighted                     Weighted                     Weighted
             Average                     Average                      Average                      Average
  Amount      Yield             Amount    Yield              Amount    Yield              Amount    Yield          Total
  ------      -----             ------    -----              ------    -----              ------    -----          -----
                                                 (Dollars in thousands)
$107,803       5.15%          $ 97,832     5.43%           $ 81,442     6.15%           $226,771     6.66%       $513,848
========       ====           ========     ====            ========     ====            ========     ====        ========

      The following table summarizes commercial loans as of December 31, 2003 which mature in more than one year ..

                    Fixed rate              $183,242
                    Variable rate            222,803
                                            --------
                                            $406,045
                                            ========

      Loans Secured by One- to Four-Family Real Estate. A significant portion of the Company's lending activity is the origination of permanent conventional loans secured by one-to four-family residences located within the Company's primary market area. The Company typically makes adjustable rate mortgage loans and holds the loans in portfolio. More than 60% of the Company's portfolio of permanent conventional mortgage loans secured by one-to four-family residences are adjustable rate. The Company also underwrites fixed-rate residential mortgage loans, and may sell those loans on a servicing-retained basis in the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC") or to the Federal National Mortgage Association ("FNMA"), or on a servicing-released basis to another financial institution.

      The Company makes fixed-rate loans on one- to four-family residences up to 100% of the value of the real estate and improvements (the "loan-to-value" or "LTV") substantially all of which are sold in the secondary market. Residential real estate loans are offered by the Company for terms of up to 30 years. The Company requires private mortgage insurance on secondary market loans for the amount of such loans in excess of 80% of the value of the real estate securing such loans.

      The aggregate amount of the Company's one-to four-family residential real estate loans totaled approximately $235.2 million at December 31, 2003, and represented 29.0% of net loans at such date. At such date, loans secured by residential real estate with outstanding balances of approximately $2.3 million, or 1.0%, of its total one-to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing.

      Commercial Loans. The Company is also active in commercial lending, primarily to smaller businesses in the Company's primary market area. These loans are typically secured by commercial real estate and priced in relation to the prime rate or the one year, three year or five year U.S. Treasury Index. Such loans generally have terms of up to 25 years and loan-to-value ratios of up to 80%. The Company also makes commercial loans secured by collateral other than real estate and unsecured commercial loans. Other secured and unsecured commercial loans are also typically priced at spreads to prime or the one year, three year or five year U.S. Treasury Index and have maturities of up to one year.

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

      The aggregate amount of the Company's commercial loans without real estate as primary or secondary collateral totaled approximately $140.5 million at December 31, 2003, and represented 27.4% of commercial loans at that date. At such date, commercial loans without real estate as primary or secondary collateral that were more than 90 days delinquent or nonaccruing totaled approximately $1.6 million, or 0.3% of its commercial loan portfolio. The aggregate amount of the Company's commercial loans with real estate as primary or secondary collateral was approximately $373.3 million at December 31, 2003, and at such date, approximately $2.6 million in outstanding balances, or 0.7% of such loans, were more than 90 days delinquent or nonaccruing.

      Consumer Loans. The Company offers several consumer loan products, including installment loans, home equity lines of credit and credit cards.

      The Company has developed working relationships with several car dealerships in its market area, and is able to do some financing of new and used cars through these relationships. The Company generally finances cars that are seven years old or newer. These loans generally have fixed rates and maturities of 36 to 66 months.

      To a lesser degree, the Company makes small unsecured loans to creditworthy individuals. These loans are typically between $2,000 and $5,000, at fixed rates, with maturities of less than five years. The Company also offers a home equity loan product and a credit card product to its customers. Both products are underwritten to the same standards as any of the Company's other consumer loan products.

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

      At December 31, 2003, the Company had approximately $72.8 million in its consumer loan and credit card portfolio, which was 9.0% of the Company's total net loans. Approximately $1.6 million of these loans were over 90 days delinquent or nonaccruing on that date, which represented 2.2% of the portfolio.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by the Company's lending staff, and walk-in customers.

      Underwriting guidelines for all branches and loan types are set by senior management at an administrative office. Consumer loan processing and underwriting are decentralized; however, all other loans, including real estate and commercial loans, are generally processed and underwritten centrally at an administrative office. Loan applications, as well as credit bureau reports, appraisals, financial information, verifications of income, and other documentation concerning the credit-worthiness of the borrower, as applicable to each loan type are reviewed.

      Branch managers may have the authority to approve loans up to $120,000 that meet the underwriting criteria set by management, and area managers have authority for amounts up to $500,000. Any loan greater than $500,000 must be approved by senior management.

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

      When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been reached, Oak Hill will contact an attorney and request that the required 30-day prior notice of foreclosure or repossession proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. Historically, this procedure has aided in achieving a low level of nonperforming loans and, as of December 31, 2003, only $8.1 million or 0.99% of the Company's total loan portfolio was over 90 days delinquent or nonaccruing. As of December 31, 2003, the Company's level of nonperforming assets to total assets was 0.93%.

      If a credit card account becomes 10 days delinquent, a notice is sent to the account holder demanding that the payment be made to bring the account current. Another notice is sent to the cardholder if the account becomes 20 days delinquent. If payment is not received within 30 days, authorization requests are denied, a message about the delinquency appears on the cardholder's account statement, and a follow-up telephone call is made. These telephone collection efforts and account statement messages continue until the account is deemed uncollectible. Legal action is considered during this time. As of December 31, 2003, approximately $33,000 in outstanding balances, or 1.9% of credit card loans were nonperforming.

      At December 31, 2003, the Company had $585,000 in real estate or other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such real estate is classified as "other real estate owned" until it is sold and is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling expenses. Any subsequent write-down is charged to expense. Generally, unless the property is a one-to-four family residential dwelling and well-collateralized, interest accrual ceases in 90 days, but no later than the date of acquisition. From that date, all costs incurred in maintaining the property are expensed. "Other real estate owned" is appraised during the foreclosure process, prior to the time of acquisition, and losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

      The Company had $4.0 million of impaired loans, as defined under SFAS No. 114, at December 31, 2003. The Company maintained an allowance for credit losses related to such impaired loans of $982,000 at December 31, 2003. The Company had no impaired loans, as defined under SFAS No. 114, at December 31, 2002.

      The following is a summary of the Company's loan loss experience and selected ratios for the periods presented.

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                             2003            2002            2001            2000            1999
                                                             ----            ----            ----            ----            ----
                                                                                    (Dollars in thousands)
Allowance for loan losses
     (beginning of period) .........................       $  9,142        $  8,345        $  7,197        $  6,132        $  4,583
Loans charged off:
     1-4 family residential real estate ............            129             215             172             219              80
     Multi-family and commercial real estate .......            226           1,064              50              37               9
     Commercial and industrial loans ...............            442             148             239               2             186
     Consumer loans ................................          1,355           1,136           1,365           1,155             840
                                                           --------        --------        --------        --------        --------
          Total loans charged off ..................          2,152           2,563           1,826           1,413           1,115
                                                           --------        --------        --------        --------        --------
Recoveries of loans previously charged off:
     1-4 family residential real estate ............             27              14              20              20              21
     Multi-family and commercial real estate .......             62             118              28               3              --
     Commercial and industrial loans ...............             14             103               8               1               6
     Consumer loans ................................            396             368             327             191             205
                                                           --------        --------        --------        --------        --------
          Total recoveries .........................            499             603             383             215             232
                                                           --------        --------        --------        --------        --------
Net loans charged off ..............................          1,653           1,960           1,443           1,198             883
Provision for losses on loans ......................          3,347           2,757           2,591           2,263           2,432
                                                           --------        --------        --------        --------        --------
Allowance for loan losses
     (end of period) ...............................       $ 10,836        $  9,142        $  8,345        $  7,197        $  6,132
                                                           ========        ========        ========        ========        ========
Loans outstanding:
     Average, net ..................................       $754,519        $690,545        $623,486        $557,038        $449,873
     End of period .................................       $821,857        $711,086        $654,426        $606,283        $514,101
Ratio of allowance for loan losses to
   loans outstanding at end of period ..............           1.32%           1.29%           1.28%           1.19%           1.19%
Ratio of net charge-offs to average
   loans outstanding ...............................           0.22%           0.28%           0.23%           0.22%           0.20%

      At December 31, 2003, 2002 and 2001, the Company had nonperforming loans totaling $8.1 million, $7.3 million, and $5.2 million, respectively. Interest income that would have been recognized if such loans had performed in accordance with contractual terms totaled approximately $508,000, $357,000, and $416,000, for the years ended December 31, 2003, 2002 and 2001, respectively. There was no interest income recognized on such loans during any of the periods.

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

      Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2003, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the southern and central Ohio economy and employment levels could result in the Company experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

       The following table summarizes nonperforming assets by category.

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                         2003             2002             2001             2000             1999
                                                         ----             ----             ----             ----             ----
                                                                                  (Dollars in thousands)
Real estate:
     Nonaccrual ...............................        $  2,235         $  1,105         $    386         $    436         $  1,092
     Past due 90 days or more (1) .............              98              515               40              158              411
Commercial and industrial loans:
     Nonaccrual ...............................           4,153            4,345            2,813              205              444
     Past due 90 days or more (1) .............              21              435              993            1,487              744
Consumer and other:
     Nonaccrual ...............................           1,213              579              492              422              320
     Past due 90 days or more (1) .............             399              317              492              161              176
                                                       --------         --------         --------         --------         --------
          Total nonperforming loans ...........           8,119            7,296            5,216            2,869            3,187

Other real estate owned .......................             585               --            1,587              232              169
                                                       --------         --------         --------         --------         --------
          Total nonperforming assets ..........        $  8,704            7,296            6,803            3,101            3,356
                                                       ========         ========         ========         ========         ========

Loans outstanding .............................        $821,857         $711,086         $654,426         $606,283         $514,101
Allowance for loan losses to
     total loans ..............................            1.32%            1.29%            1.28%            1.19%            1.19%
Nonperforming loans to total loans ............            0.99             1.03             0.80             0.47             0.62
Nonperforming assets to total assets ..........            0.93             0.88             0.87             0.45             0.56
Allowance for loan losses to
     nonperforming loans ......................           133.5%           125.3%           160.0%           250.9%           192.4%

(1) Represents accruing loans 90 days or more delinquent that are considered by management to be well secured and in the process of collection.

      As of December 31, 2003, loans where the borrowers were experiencing potential credit problems that raised doubts as to the ability of those borrowers to comply with the present loan repayment terms were included in the nonaccrual, past due 90 days or more or restructured categories.

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated:

                                                                             At December 31,
                                                                             ---------------
                                            2003                2002               2001               2000              1999
                                            ----                ----               ----               ----              ----
                                                Percent             Percent           Percent            Percent            Percent
                                               of loans            of loans           of loans           of loans           of loans
                                                in each             in each           in each            in each            in each
                                               category            category           category           category           category
                                               to total            to total           to total           to total           to total
                                       Amount  loans(1)   Amount   loans(1)   Amount  loans(1)   Amount  loans(1)   Amount  loans(1)
                                       ------  --------   ------   --------   ------  --------   ------  --------   ------  --------
                                                                        (Dollars in thousands)
Balance at end of period
   applicable to:
1-4 family residential real estate ..  $   526     28.6%  $   363     34.6%  $ 2,849     36.5%  $ 2,506     39.7%  $ 2,278     43.4%
Commercial and other loans ..........    8,793     62.5     5,990     55.1     1,715     51.5     1,508     45.4     1,280     41.9
Consumer loans ......................    1,440      8.7       936     10.1     2,164     11.7     1,903     14.6     1,263     14.4
Credit cards ........................       77      0.2        51      0.2        60      0.3        53      0.3        59      0.3
Unallocated .........................       --       --     1,802       --     1,557       --     1,227       --     1,252       --
                                       -------  -------   -------  -------   -------  -------   -------  -------   -------  -------

          Total .....................  $10,836    100.0%  $ 9,142    100.0%  $ 8,345    100.0%  $ 7,197    100.0%  $ 6,132    100.0%
                                       =======  =======   =======  =======   =======  =======   =======  =======   =======  =======

(1)   Percentages are based upon loans gross of the allowance for loan losses.

      Classified Assets. The FDIC regulations on classification of assets require commercial banks to classify their own assets and to establish appropriate general and specific allowances for losses, subject to FDIC review. These regulations are designed to encourage management to evaluate assets on a case-by-case basis and to discourage automatic classifications. Assets classified as substandard or doubtful must be evaluated by management to determine a reasonable general loss reserve to be included in total capital for purposes of the Oak Hill's risk-based capital requirement, but excluded from core capital or tangible capital or in capital under accounting principles generally accepted in the United States of America. Assets classified as loss must be either written off or reserved for by a specific allowance that is not counted toward capital for purposes of any of the regulatory capital requirements.

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

                                                                                                      At December 31,
                                                                                                      ---------------
                                                                                         2003               2002               2001
                                                                                         ----               ----               ----
                                                                                                   (Dollars in thousands)
Held-to-maturity:

     Trust preferred securities ...........................................            $ 3,659            $ 2,575            $ 3,407

Available-for-sale:

     U.S. Government and agency obligations ...............................             58,490             64,798             57,411

     State and local government obligations ...............................             17,211             16,257             18,003

     Other securities .....................................................                185                159                160
                                                                                       -------            -------            -------

          Total investment securities available-for-sale ..................             75,886             81,214             75,574
                                                                                       -------            -------            -------

          Total investment securities .....................................            $79,545            $83,789            $78,981
                                                                                       =======            =======            =======

      The following table reflects the maturities of the Company's investment securities at December 31, 2003.

                                         Due in           Due after one year   Due after five years
                                    one year or less      through five years     through ten years   Due after ten years
                                    ----------------      ------------------     -----------------   -------------------
                                     Amount     Rate       Amount      Rate       Amount      Rate      Amount     Rate      Total
                                     ------     ----       ------      ----       ------      ----      ------     ----      -----
Held-to-maturity:

   Trust preferred securities ...   $    --         --    $    --         --     $    --         --    $ 3,659       8.45%  $ 3,659

Available-for-sale:

   U.S. Government and
     agency obligations .........     3,534       4.77%     4,263       5.02%     10,060       5.26%    40,633       5.77%   58,490

   Municipal obligations ........        --         --        148       6.50%      1,986       4.60%    15,077       5.06%   17,211

   Other securities .............        --         --         --         --          --         --        185         --       185
                                    -------    -------    -------    -------     -------    -------    -------    -------   -------

Total available-for-sale ........     3,534       4.77%     4,411       5.07%     12,046       5.15%    55,895       5.56%   75,886
                                    -------    -------    -------    -------     -------    -------    -------    -------   -------

Total investment securities .....   $ 3,534       4.77%   $ 4,411       5.07%    $12,046       5.15%   $59,554       5.74%  $79,545
                                    =======    =======    =======    =======     =======    =======    =======    =======   =======

Source of Funds

      Deposit Accounts. Deposits are a major source of the Company's funds. The Company offers a number of alternatives for depositors designed to attract both commercial and regular consumer checking and savings including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from 3 to 60 months. The Company has also utilized brokered deposits as a supplement to its local deposits when such funds are attractively priced in relation to the local market.

      The distribution of the Company's deposit accounts by type and rate is set forth in the following table.

                                                                                    At December 31,
                                                                                    ---------------
                                                              2003                        2002                       2001
                                                              ----                        ----                       ----
                                                       Amount       Percent        Amount      Percent       Amount       Percent
                                                       ------       -------        ------      -------       ------       -------
                                                                                 (Dollars in thousands)
      Demand deposit accounts ..................      $ 66,712           9.3%     $ 61,847         9.3%     $ 60,840
                                                                                                                            10.0%
      Savings accounts .........................        48,224           6.7        44,353         6.7        39,324         6.4

      NOW accounts .............................        62,033           8.6        59,359         9.0        44,711         7.3

      Money market deposit accounts ............         7,644           1.1         7,558         1.1         9,176         1.5

      Premium investment accounts ..............        35,474           4.9        40,604         6.1        60,652         9.9

      Select investment accounts ...............        33,426           4.7        27,896         4.2        13,008         2.1
                                                      --------      --------      --------    --------      --------    --------

      Total transaction accounts ...............       253,513          35.3       241,617        36.4       227,711        37.2

      Certificates of deposit:

           1.00 - 2.99% ........................       286,245          39.9        95,377        14.4        16,758         2.7
           3.00 - 4.99% ........................       162,541          22.6       296,053        44.6       236,106        38.6
           5.00 - 6.99% ........................        15,447           2.2        30,641         4.6       130,574        21.3
           7.00 - 8.00% ........................            75            --           125          --         1,055         0.2
                                                      --------      --------      --------    --------      --------    --------

      Total certificates of deposit ............       464,308          64.7       422,196        63.6       384,493        62.8
                                                      --------      --------      --------    --------      --------    --------

      Total deposits ...........................      $717,821         100.0%     $663,813       100.0%     $612,204       100.0%
                                                      ========      ========      ========    ========      ========    ========

      The following table presents various interest rate categories and certain information concerning maturities of the Company's certificates of deposit at December 31, 2003.

                                                                            One to                 Over
                                                     Within                 three                  three
     Certificates of Deposit Accounts               one year                years                  years                 Total
     --------------------------------               --------                -----                  -----                 -----
                                                                                   (In thousands)
3.00% and less ..........................           $116,469               $152,747               $   246               $269,462

3.01% to 4.00% ..........................             57,130                 13,330                27,702                 98,162

4.01% to 5.00% ..........................             34,809                 27,461                21,286                 83,556

5.01% to 6.00% ..........................              5,828                  3,703                 2,392                 11,923

6.01% to 7.00% ..........................                 56                  1,149                    --                  1,205

7.01% to 8.00% ..........................                 --                     --                    --                     --
                                                    --------               --------               -------               --------

Total ...................................           $214,292               $198,390               $51,626               $464,308
                                                    ========               ========               =======               ========

      The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater, by time remaining until maturity, as of December 31, 2003.

                        Maturity Period                          Amount
                        ---------------                          ------
                                                             (In thousands)

                 Three months or less                          $ 21,895

                 Over three months through six months            14,369

                 Over six through 12 months                      28,665

                 Over 12 months                                 124,421
                                                               --------

                      Total                                    $189,350
                                                               ========

      Borrowings. In addition to deposits and repayment of loan principal, the Company obtains funds necessary for its lending activities and other general business purposes through loans (advances) from the Federal Home Loan Bank ("FHLB") of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and the total of outstanding advances. The Company typically utilizes FHLB advances to fund loans and to meet short-term liquidity needs. As of December 31, 2003, Oak Hill had outstanding FHLB advances totaling $122.9 million. See Note F to the consolidated financial statements for additional information regarding FHLB advances. The Company also has arrangements to borrow funds from commercial banks.

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

      The following table sets forth the maximum amount of the Company's FHLB advances and other borrowings outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances and other borrowings for such periods:

                                                                                         Year ended December 31,
                                                                                         -----------------------
                                                                                   2003              2002              2001
                                                                                   ----              ----              ----
                                                                                           (Dollars in thousands)
      Maximum amount outstanding:

           FHLB advances                                                         $134,030          $ 99,346          $ 93,942
           Junior subordinated debentures                                           5,000             5,000             5,000
           Other borrowings                                                         8,346             8,303             5,918
                                                                                 --------          --------          --------
                                                                                 $147,376          $112,649          $104,860
                                                                                 ========          ========          ========
           Average amount of FHLB advances and other borrowings
                outstanding                                                      $117,328          $101,818          $ 87,151
                                                                                 ========          ========          ========

           Weighted-average interest rate of total borrowings                        3.63%             4.85%             5.81%

      The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                                      December 31,
                                                      ------------
                                            2003          2002         2001
                                            ----          ----         ----
                                                    (In thousands)

      FHLB advances                       $122,887      $86,055      $ 93,942

      Junior subordinated debentures         5,000        5,000         5,000

      Other borrowings                       7,465        8,303         5,918
                                          --------      -------      --------

           Total borrowings               $135,352      $99,358      $104,860
                                          ========      =======      ========

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

      The following table contains information regarding the amounts of various categories of assets and liabilities contractually repricing within the periods indicated without consideration of loan prepayment assumptions or deposit decay assumptions:

December 31, 2003
                                                                                   Year Ending December 31,
                                                                                   ------------------------
                                                          2004          2005          2006          2007   2008 and after   Total
                                                          ----          ----          ----          ----   --------------   -----
Interest-rate sensitive assets:
     Federal funds sold                                 $     123     $      --     $      --     $     --    $     --    $    123
     Interest-bearing deposits                              1,162            --            --           --          --       1,162
     Investment securities                                 20,904        11,222        11,813        7,467      28,139      79,545
     Loans receivable                                     355,313        77,896       117,575       97,255     162,982     811,021
     Other interest-earning assets                             --            --            --           --       5,998       5,998
                                                        ---------     ---------     ---------     --------    --------    --------
          Total                                           377,502        89,118       129,388      104,722     197,119     897,849

Interest-rate sensitive liabilities:
    Deposits                                              440,734       127,304        31,345       20,334      31,392     651,109
    Borrowings                                             53,832        13,190         7,059        6,743      54,528     135,352
                                                        ---------     ---------     ---------     --------    --------    --------
          Total                                           494,566       140,494        38,404       27,077      85,920     786,461
                                                        ---------     ---------     ---------     --------    --------    --------

Excess (deficiency) of interest-rate sensitive assets
    over interest-rate sensitive liabilities            $(117,064)    $ (51,376)    $  90,984     $ 77,645    $111,199    $111,388
                                                        ---------     ---------     ---------     --------    --------    --------
Cumulative excess (deficiency) of
interest-rate sensitive assets over interest-rate
sensitive liabilities                                   $(117,064)    $(168,440)    $ (77,456)    $    189    $111,388    $111,388
                                                        =========     =========     =========     ========    ========    ========
Cumulative interest-rate sensitivity gap to
total assets                                               (12.48)%      (17.95)%       (8.26)%        .02%      11.87%      11.87%
                                                        =========     =========     =========     ========    ========    ========

December 31, 2002
                                                                                   Year Ending December 31,
                                                                                   ------------------------
                                                              2003         2004        2005        2006   2007 and after   Total
                                                              ----         ----        ----        ----   --------------   -----
Interest-rate sensitive assets:
     Federal funds sold                                    $   5,540    $      --    $     --    $     --    $     --    $  5,540
     Interest-bearing deposits                                   159           --          --          --          --         159
     Investment securities                                    18,630       22,214      11,941       4,173      26,831      83,789
     Loans receivable                                        274,362       88,218      85,879      69,462     184,023     701,944
     Other interest-earning assets                                --           --          --          --       5,764       5,764
                                                           ---------    ---------    --------    --------    --------    --------
          Total                                              298,691      110,432      97,820      73,635     216,618     797,196

Interest-rate sensitive liabilities:
    Deposits                                                 433,383       92,450      36,536      13,299      26,298     601,966
    Borrowings                                                23,904        3,582       7,403       5,036      59,433      99,358
                                                           ---------    ---------    --------    --------    --------    --------
          Total                                              457,287       96,032      43,939      18,335      85,731     701,324
                                                           ---------    ---------    --------    --------    --------    --------
Excess (deficiency) of interest-rate sensitive
    assets over over interest-rate sensitive liabilities   ($158,596)   $  14,400    $ 53,881    $ 55,300    $130,887    $ 95,872
                                                           =========    =========    ========    ========    ========    ========
Cumulative excess (deficiency) of interest-rate
    sensitive assets sensitive assets over interest-rate
    sensitive liabilities                                  ($158,596)   ($144,196)   ($90,315)   ($35,015)   $ 95,872    $ 95,872
                                                           =========    =========    ========    ========    ========    ========

Cumulative interest-rate sensitivity gap to total
    assets                                                    (19.02)%     (17.30)%    (10.83)%     (4.20)%     11.50%      11.50%
                                                           =========    =========    ========    ========    ========    ========

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

      The following table reflects, as of December 31, 2003, projected changes in the Company's twelve-month net interest income as a percentage of net interest income assuming parallel and proportional interest rate shocks.

                                              Rate Shock Analysis
               -------------------------------------------------------------------------------------
                                                ALCO Limit            Parallel         Proportional
                    Twelve-Month               Twelve-Month           Interest           Interest
                Net Interest Income            Net Interest             Rate               Rate
                      Changes                 Income Changes           Shock              Shock
                                             -------------------------------------------------------
                 +300 basis points                 -30%                -4.281%            18.258%
                 +200 basis points                 -20%                -3.101%            12.452%
                 +100 basis points                 -15%                -2.258%             5.755%
                 -100 basis points                 -15%                  .351%            -7.448%

      As with any method of measuring interest rate risk, certain shortcomings are inherent in the analysis. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. In the event of a change in market interest rates, expected rates of prepayment on loans and mortgage-backed securities, and early withdrawal levels from certificates of deposit, would likely deviate from those assumed in making the interest rate risk calculations. Moreover, the analysis does not contemplate all actions the Company may take in response to changes in interest rates and should not be relied upon as being indicative of actual results.

Personnel

      At December 31, 2003, the Company and its subsidiaries employed 327 persons on a full-time basis and 35 persons on a part-time basis.

Executive Offices

      The Company's executive office is located at 14621 State Route 93, Jackson, Ohio 45640 and its telephone number is (740) 286-3283.

Subsidiaries

      The Company owns all of the outstanding stock of Oak Hill Banks, an Ohio state-chartered bank, which was founded in 1902. The Company owns all of the outstanding stock of Action Finance Company, a consumer finance company that was formed in 1998. The Company owns all of the outstanding stock of Oak Hill Capital Trust I, a Delaware statutory trust that was formed in 2000. The Company owns all of the outstanding stock of Oak Hill Financial Insurance Agency, Inc., which conducts business as McNelly, Patrick & Associates, a group health insurance and employee benefits agency acquired in August 2001. In addition, the Company has a 49% ownership interest in Oak Hill Title Agency, LLC, a limited liability company that was formed in 2001 and commenced operations in January 2002 to provide title services for commercial and residential real estate transactions.

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

      On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act.

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

      In 2002 and 2003, the SEC adopted a host of new regulations implementing the provisions of the Sarbanes-Oxley Act. These new regulations may change the manner in which the Company is required to report its financial condition and results of operations in the future. The Company believes that it has been at all times in material compliance with these regulations; however, there can be no assurance that future regulations, implementing the Sarbanes-Oxley Act, will not have an adverse effect on the Company's reported financial condition and results of operations as compared with prior reporting periods.

      Management has instituted a series of actions to strengthen and improve the Company's already strong corporate governance practices. Included in those actions was the formation of a Disclosure Controls and Procedures Committee for financial reporting (the "Disclosure Committee"), to evaluate and monitor the continued effectiveness of the design and operation of disclosure controls for financial reporting. The Disclosure Committee complements the Company's existing committee structure and process and is designed to capture critical management information and disclosures from the Company and each of its affiliates. The Company believes that the addition of the Disclosure Committee enhances its already effective disclosure processes.

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

      Control by Management; Anti-Takeover Provisions. Evan E. Davis, John D. Kidd and D. Bruce Knox (the "Principal Stockholders") beneficially own in the aggregate approximately 32.8% of the outstanding shares of Common Stock of the Company at December 31, 2003. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company. For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes. Assuming that the Principal Stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Ohio requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company's articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire ownership or control of the Company, and the Principal Stockholders would be able to defeat any acquisition proposal that requires approval of the Company's stockholders, if the Principal Stockholders chose to do so. In addition, the Principal Stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company. The Company has 3,000,000 shares of authorized but unissued preferred stock, par value $ .01 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company. In December 1997, the Board of Directors of the Company approved and adopted a stockholder rights plan that contemplates the issuance of rights to purchase preferred stock of the Company to the Company's common stockholders of record as of February 17, 1998, as set forth in the Rights Agreement entered into between the Company and Fifth Third Bank on January 23, 1998. On December 26, 2000, the Company amended the Rights Agreement to appoint Registrar and Transfer Company as successor Rights Agent under the Rights Agreement due to the resignation of Fifth Third Bank as Rights Agent. The Board of Directors of the Company approved the appointment of Registrar and Transfer Company pursuant to a resolution dated November 14, 2000. John D. Kidd and Evan E. Davis also have entered into a Buy-Sell Agreement dated April 11, 2001 (the "Agreement"), whereby in the event of either one's death, the survivor shall have the right to purchase some or all of the shares of the Company held by the deceased's estate. In connection with the Agreement, Mr. Kidd and Mr. Davis each have executed a Limited Power of Attorney giving the other sole right, power and authority to vote all of the shares of the Company that he holds in the event of his incapacity.

      Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price. The Common Stock is traded on the Nasdaq National Market under the symbol "OAKF." During the 12 months ending March 9, 2004, the average weekly trading volume in the Common Stock has been approximately 60,000 shares per week. There can be no assurance given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current shareholders. The Principal Shareholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act. The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

      Dependence on Management. The Company's success depends to a great extent on its senior management, including its Chairman, John D. Kidd; President and Chief Executive Officer, R.E. Coffman, Jr.; Executive Vice President and Chief Operating Officer, David G. Ratz; Vice President, Scott J. Hinsch, Jr.; Secretary, H. Tim Bichsel; Treasurer and Chief Financial Officer, Ron J. Copher; and Chief Information Officer, D. Bruce Knox. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management. The Company does not own "key man" life insurance on the lives of any of its senior management.

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

      Holding Company Structure; Government Regulations and Policies. The Company is a financial holding company, which is substantially dependent on the profitability of its subsidiaries and the upstream payment of dividends from Oak Hill to the Company. Under state and federal banking law, the payment of dividends by the Company and Oak Hill are subject to capital adequacy requirements. The inability of Oak Hill to generate profits and pay such dividends to the Company, or regulator restrictions on the payment of such dividends to the Company even if earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company's ability to pay dividends to the shareholders.

Item 2. Properties.

      As of December 31, 2003 the registrant and its subsidiaries operate from 26 full-service banking offices, 6 full-service consumer finance offices, and 4 loan production offices in Ohio. In addition, the Company operates two executive offices in Jackson, Ohio and an operations center in Mason, Ohio. The offices are located in the following counties:

                                                                Subsidiaries
                                            Oak Hill   Oak Hill      Action    McNelly   Oak Hill
                County                     Financial     Banks      Finance    Patrick     Title
                ------                     ---------     -----      -------    -------     -----
                Adams                         --          --           1         --         --
                Athens                        --           2           1         --         --
                Butler                        --           3          --         --         --
                Franklin                      --           1          --         --         --
                Gallia                        --           1           1         --         --
                Hamilton                      --           3          --         --         --
                Hocking                       --           1          --         --         --
                Jackson(1)                     1           6           1          1         --
                Montgomery                    --           1          --         --         --
                Lawrence                      --           1          --         --         --
                Pickaway                      --           1           1         --         --
                Ross                          --           3          --         --         --
                Scioto                        --           4           1         --          1
                Vinton                        --           1          --         --         --
                Warren(2)                     --           3          --         --         --

(1)   Includes executive offices of Oak Hill Financial, Inc. and Oak Hill Banks.

(2)   Includes Western Region operations center of Oak Hill Banks.

      The following table indicates which properties the Company leases, the term of the lease, and end of lease options. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the Company or its subsidiaries.

                                                                            End of Lease Five Year Renewal Options
                                               Beginning                    --------------------------------------
Property                                  and Length of Term           One                    Two                 Three
--------                                  ------------------           ---                    ---                 -----
Chillicothe                              11/01/98     5 years           X
Chillicothe K-Mart                       06/28/94     5 years                                   X
West Portsmouth                          02/18/97     8 years           X
Jackson Walmart                          10/28/98     5 years           X
Oak Hill Banks
   Administrative Offices                05/01/02     3 years                                   X
Action Finance Jackson                   02/01/02     5 years                                   X
Action Finance West Union                10/01/99     5 years           X
Action Finance Portsmouth                11/01/99     5 years           X
Action Finance Circleville               11/01/00     5 years           X
Action Finance Gallipolis                02/01/01     3 years           One - three year renewal option
Action Finance Athens                    03/01/03     3 years                                                         X
Columbus loan production                 05/01/01     3 years           Two - three year renewal options
Logan                                    10/01/00     5 years                                                         X
Delhi                                    03/01/00     7 years                                   X
Middletown                               08/19/99     10 years                                  X
Oak Hill Title Agency, LLC               10/01/01     5 years           No renewal options
Fairfield loan production                05/20/02     2 years           Three - one year renewal options
Centerville                              11/03/03     10 years                                  X
Athens loan production                   01/01/03     1 year            One - one year renewal options
Mason                                    12/01/02     15 years                                  X

Item 3. Legal Proceedings.

      Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to the shareholders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters.

SHAREHOLDER INFORMATION

      The common stock of the Company is traded on the Nasdaq National Market System under the symbol "OAKF."

      The high and low sales prices for the Company common stock during each quarter of 2003 and 2002 are as follows:

Quarter
 Ended                       High            Low

12/31/03                    $33.80         $28.40
09/30/03                     30.00          24.90
06/30/03                     25.90          23.52
03/31/03                     24.77          21.23
12/31/02                     22.39          20.15
09/30/02                     22.39          21.00
06/30/02                     22.79          19.59
03/31/02                     21.00          15.60

      At March 9, 2004 the Company had approximately 2,300 stockholders and 5,620,011 shares of common stock outstanding.

      Dividends. The ability of the Company to pay cash dividends to stockholders is limited by its ability to receive dividends from its subsidiary. The State of Ohio places certain limitations on the payment of dividends by Ohio state-chartered banks.

      The Company declared the following dividends per share in 2003 and 2002:

Quarter                    Dividend
 Ended                     Declared
 -----                     --------

12/31/03                     $0.15
09/30/03                      0.13
06/30/03                      0.13
03/31/03                      0.13
12/31/02                      0.13
09/30/02                      0.12
06/30/02                      0.12
03/31/02                      0.12

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

      Stock Transfer Agent. Inquiries regarding stock transfer, registration, lost certificates, or changes in name and address should be directed in writing to the Company's stock transfer agent:

The Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572
(800) 456-0596

      Annual Meeting of Shareholders. The Annual Meeting of Shareholders of Oak Hill Financial, Inc. will be held on April 13, 2004 at 1:00 p.m. at the Ohio State University Extension South District Office, 17 Standpipe Road, Jackson, Ohio.

Item 6. Selected Financial Data

                                                                   At or For the Year Ended December 31,
                                                        2003          2002          2001           2000            1999
                                                      --------      --------      --------      ---------       ---------
                                                                       (In thousands, except share data)
SUMMARY OF FINANCIAL CONDITION (1)

Total assets                                          $938,281      $833,629      $778,332      $ 694,905       $ 600,330
Interest-bearing deposits
   and federal funds sold                                1,285         5,699        11,929            442           4,516
Investment securities                                   79,545        83,789        78,981         61,427          53,485
Loans receivable-- net (2)                             811,021       701,944       646,081        599,086         507,969
Deposits                                               717,821       663,813       612,204        562,414         488,743
Federal Home Loan Bank (FHLB)
   advances and other borrowings                       135,352        99,358       104,860         77,595          60,852
Stockholders' equity                                    79,928        66,881        56,349         50,224          48,025

SUMMARY OF OPERATIONS (1)

Interest income                                       $ 55,170      $ 57,222      $ 59,704      $  54,579       $  45,251
Interest expense                                        20,468        24,724        30,777         29,505          22,416
                                                      --------      --------      --------      ---------       ---------

   Net interest income                                  34,702        32,498        28,927         25,074          22,835
Provision for losses on loans                            3,347         2,757         2,591          2,263           2,432
                                                      --------      --------      --------      ---------       ---------

   Net interest income after
      provision for losses on loans                     31,355        29,741        26,336         22,811          20,403
Gain on sale of loans                                    4,489         2,358         1,385            174             477
Gain on sale of branch                                      --           122           900             --              --
Gain (loss) on sale of assets                              333           331            27           (328)         (2,141)
Insurance commissions                                    2,827         2,457         2,203          2,090           1,720
Other income                                             3,889         2,845         2,676          2,498           2,068
General, administrative and other expense (3)(4)        24,049        22,663        20,672         17,734          16,335
                                                      --------      --------      --------      ---------       ---------

   Earnings before federal income
      taxes                                             18,844        15,191        12,855          9,511           6,192
Federal income taxes                                     6,266         4,851         4,133          3,174           2,098
                                                      --------      --------      --------      ---------       ---------

Net earnings                                          $ 12,578      $ 10,340      $  8,722      $   6,337       $   4,094
                                                      ========      ========      ========      =========       =========

PER SHARE INFORMATION (5)

Basic earnings per share                              $   2.29      $   1.94      $   1.66      $    1.17       $     .75
Book value per share                                  $  14.34      $  12.46      $  10.70      $    9.51       $    8.74

See the accompanying footnotes on page 22.

                                                                At or For the Year Ended December 31,
                                                      2003          2002          2001          2000          1999
OTHER STATISTICAL AND
OPERATING DATA

Return on average assets                               1.45%         1.26%         1.20%         0.99%         0.72%
Return on average equity                              17.08         16.76         16.45         12.98          8.51
Net interest margin (fully-taxable equivalent)         4.19          4.18          4.17          4.06          4.20
Interest rate spread during period                     3.81          3.75          3.56          3.40          3.64
General, administrative and other expense
   to average assets                                   2.77          2.77          2.85          2.76          2.85
Allowance for loan losses
   to nonperforming loans                            133.46        125.29        160.00        250.90        192.40
Allowance for loan losses
   to total loans                                      1.32          1.29          1.28          1.19          1.19
Nonperforming loans to total loans                     0.99          1.03          0.80          0.47          0.62
Nonperforming assets to total assets                   0.93          0.88          0.87          0.45          0.56
Net charge-offs to average loans                       0.22          0.28          0.23          0.22          0.20
Equity to assets at period end                         8.52          8.02          7.24          7.23          8.00
Dividend payout ratio                                 23.67         25.31         26.69         33.68         43.74

----------
(1) The Company completed a merger with Innovative Financial Services Agency, Inc. ("IFS") on August 31, 2001. IFS was renamed Oak Hill Financial Insurance Agency, Inc. and conducts business as McNelly, Patrick and Associates ("MPA").The transaction was initiated prior to July 1, 2001 and was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements as of and for the years ended December 31, 1999 through 2000, inclusive, have previously been restated as if the merger had occurred on January 1, 1999.

(2)   Includes loans held for sale.

(3) General, administrative and other expense for 1999 includes $1.1 million in pre-tax expenses incurred pursuant to the merger with Towne Financial Corporation and its subsidiary, The Blue Ash Building and Loan Company, on October 1, 1999.

(4) General, administrative and other expense for 2001 includes $259,000 in pre-tax expenses incurred pursuant to the merger with MPA.

(5) Per share information gives retroactive effect to the issuance of 172,414 shares in the MPA transaction.

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

      Oak Hill conducts a general commercial banking business that consists of attracting deposits from the general public and using those funds to originate loans for commercial, consumer, and residential purposes. Action is a consumer finance company that originates installment and home equity loans. MPA is an insurance agency specializing in group health insurance and other employee benefits.

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

      Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere in this report.

FORWARD LOOKING STATEMENTS

      In the following pages, management presents an analysis of the Company's financial condition as of December 31, 2003, and the results of operations for the year ended December 31, 2003, as compared to prior periods. In addition to this historical information, the following discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's general market area. Without limiting the foregoing, some of the forward-looking statements include management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses, and management's belief that the allowance for loan losses is adequate.

CRITICAL ACCOUNTING POLICIES

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgements in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The following critical accounting policies are based upon judgements and assumptions by management that include inherent risks and uncertainties.

      Allowance for Losses on Loans: The balance in this account is an accounting estimate of probable but unconfirmed asset impairment that has occurred in the Company's loan portfolio as of the date of the consolidated financial statements before losses have been confirmed resulting in a subsequent charge-off or write-down. It is the Company's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, adjusted for changes in trends and conditions of the certain items, including:

      o     Local market areas and national economic developments;

      o     Levels of and trends in delinquencies and impaired loans;

      o     Levels of and trends in recoveries of prior charge-offs;

      o Adverse situations that may affect specific borrowers' ability to repay;

      o     Effects of any changes in lending policies and procedures;

      o     Credit concentrations;

      o Experience, ability, and depth of lending management and credit administration staff;

      o     Volume and terms of loans; and

      o     Current collateral values, where appropriate.

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

      The Company accounts for its allowance for losses on loans in accordance with SFAS No. 5, "Accounting for Contingencies," and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Both Statements require the Company to evaluate the collectibility of both contractual interest and principal loan payments. SFAS No. 5 requires the accrual of a loss when it is probable that a loan has been impaired and the amount of the loss can be reasonably estimated. SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans' observable market price or fair value of the collateral.

      A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans, consumer installment loans and credit card loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. These homogeneous loan groups are evaluated for impairment in accordance with SFAS No. 5. With respect to the Company's investment in commercial and other loans, and its evaluation of impairment thereof, management believes such loans are adequately collateralized and as a result impaired loans are carried as a practical expedient at the lower of cost or fair value.

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

      SFAS No. 140 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be amortized in proportion to and over the period of estimated net servicing income and assessed for impairment. Impairment is measured based on fair value. The valuation of mortgage servicing rights is influenced by market factors, including servicing volumes and market prices, as well as management's assumptions regarding mortgage prepayment speeds and interest rates. Management utilizes periodic third-party valuations by qualified market professionals to evaluate the fair value of its capitalized mortgage servicing assets.

FINANCIAL CONDITION

      The Company's total assets amounted to $938.3 million as of December 31, 2003, an increase of $104.7 million, or 12.6%, over the $833.6 million total at December 31, 2002. The increase was funded primarily through growth in deposits of $54.0 million, an increase of $36.8 million in FHLB advances and an increase in stockholders' equity of $13.0 million.

      Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, decreased by $8.4 million, or 7.7%, to a total of $100.1 million at December 31, 2003, compared to December 31, 2002. Investment securities decreased by $4.2 million, as maturities and repayments of $32.0 million and sales of $7.3 million exceeded purchases of $36.8 million. Federal funds sold decreased by $5.4 million during 2003.

      Loans receivable totaled $811.0 million at December 31, 2003, an increase of $109.1 million, or 15.5%, over total loans at December 31, 2002. Loan disbursements totaled $621.4 million during 2003, which were partially offset by loan sales of $176.5 million and principal repayments of $330.7 million during 2003. Loan disbursements and sales volume increased by $123.1 million and $67.3 million, respectively, as compared to 2002 volume. The continued low interest rate environment during 2003 contributed to the overall increases in loan origination and sales volume, as borrowers refinanced loans to lower interest rates and Oak Hill generally sold such lower interest rate loans in the secondary market. Growth in the loan portfolio during 2003 was comprised of a $122.3 million, or 31.2%, increase in commercial and other loans, which were partially offset by a $10.6 million, or 4.3%, decrease in real estate mortgage loans. The Company's allowance for loan losses totaled $10.8 million at December 31, 2003, an increase of $1.7 million, or 18.5%, over the total at December 31, 2002. The allowance for loan losses represented 1.32% and 1.29% of the total loan portfolio at December 31, 2003 and 2002, respectively. Net charge-offs totaled $1.7 million and $2.0 million for the years ended December 31, 2003 and 2002, respectively. The Company's allowance represented 133.5% and 125.3% of nonperforming loans, which totaled $8.1 million and $7.3 million at December 31, 2003 and 2002, respectively. At December 31, 2003, nonperforming loans were comprised of $1.6 million in installment loans, $4.2 million of loans secured primarily by commercial real estate and $2.3 million of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized or reserved for at December 31, 2003.

      Deposits totaled $717.8 million at December 31, 2003, an increase of $54.0 million, or 8.1%, over the $663.8 million total at December 31, 2002. The increase resulted primarily from new brokered deposits and management's marketing efforts to attract demand deposits. Brokered deposits continued to be an integral part of the Company's overall funding strategy due to competitive rates and lower operational costs compared with retail deposits. Brokered deposits totaled $93.6 million with a weighted-average cost of 3.04% at December 31, 2003, as compared to the $49.1 million in brokered deposits with a 4.35% weighted-average cost at December 31, 2002. Proceeds from deposit growth were used primarily to fund loan originations.

      Advances from the Federal Home Loan Bank totaled $122.9 million at December 31, 2003, an increase of $36.8 million, or 42.8%, over the December 31, 2002 total. In recognition of the continued low interest rate environment during 2003, management obtained generally longer term and lower cost advances in 2003 compared to the maturities and cost of advances obtained from the Federal Home Loan Bank during 2002. Proceeds from the Federal Home Loan Bank advances were used primarily to fund loan originations during the period.

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

      The Company's stockholders' equity amounted to $79.9 million at December 31, 2003, an increase of $13.0 million, or 19.5%, over the balance at December 31, 2002. The increase resulted primarily from net earnings of $12.6 million and proceeds from options exercised of $2.9 million, which were partially offset by a decrease in the unrealized gain on securities, net of tax, totaling $291,000 and $3.0 million in dividends declared on common stock.

SUMMARY OF EARNINGS

      The table on page 30 shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 2003, 2002 and 2001. The table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, the interest rate spread, and the net interest margin for the same periods.

      Changes in net interest income are attributable to either changes in average balances (volume change) or changes in average rates (rate change) for interest-earning assets and interest-bearing liabilities. Volume change is calculated as change in volume times the old rate, while rate change is calculated as change in rate times the old volume. The table on page 31 indicates the dollar amount of the change attributable to each factor. The rate/volume change, the change in rate times the change in volume, is allocated between the volume change and the rate change at the ratio each component bears to the absolute value of their total.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND
2002

GENERAL. Net earnings for the year ended December 31, 2003 totaled $12.6 million, a $2.2 million, or 21.6%, increase over 2002 net earnings. The increase in earnings resulted primarily from a $2.2 million increase in net interest income and a $3.4 million increase in other income, which were partially offset by a $590,000 increase in the provision for losses on loans, a $1.4 million increase in general, administrative and other expense, and a $1.4 million increase in the provision for federal income taxes.

NET INTEREST INCOME. Total interest income for the year ended December 31, 2003, amounted to $55.2 million, a decrease of $2.1 million, or 3.6%, from the total recorded for 2002. Interest income on loans totaled $52.0 million, a decrease of $651,000, or 1.2%, from the 2002 period. This decrease resulted primarily from a 74 basis point decrease in the average fully-taxable equivalent yield, to 6.91% in 2003 from 7.65% in 2002, which was partially offset by a $64.0 million, or 9.3%, increase in the weighted-average ("average") portfolio balance, to a total of $754.5 million in 2003. Interest income on investment securities and other interest-earning assets decreased by $1.4 million, or 30.7%. The decrease resulted primarily from an 83 basis point decrease in the average fully-taxable equivalent yield, to 4.13% in 2003, coupled with a $13.8 million, or 16.0%, decrease in the average portfolio balance, to a total of $86.5 million in 2003.

      Total interest expense amounted to $20.5 million for the year ended December 31, 2003, a decrease of $4.3 million, or 17.2%, from the total recorded in 2002. Interest expense on deposits decreased by $4.1 million, or 20.7%, to a total of $15.6 million in 2003. The decrease resulted primarily from a 77 basis point decrease in the average cost of deposits, to 2.55% in 2003, which was partially offset by an $18.5 million, or 3.1%, increase in the average portfolio balance, to a total of $611.3 million in 2003. Interest expense on borrowings decreased by $179,000, or 3.5%, during 2003. This decrease was due to an 81 basis point decrease in the average cost of borrowings, to 4.17% in 2003, which was partially offset by a $15.5 million, or 15.2%, increase in average borrowings outstanding. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the overall decrease in interest rates in the economy throughout 2003 and 2002.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.2 million, or 6.8%, for the year ended December 31, 2003, as compared to 2002. The interest rate spread increased by 6 basis points to 3.81% in 2003, compared to 3.75% in 2002. The fully-taxable equivalent net interest margin increased by 1 basis point from, 4.18% in 2002 to 4.19% in 2003.

PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $3.3 million provision for losses on loans for the year ended December 31, 2003, an increase of $590,000, or 21.4%, compared to 2002. The provision for losses on loans in 2003 was predicated upon the $110.8 million of growth in the gross loan portfolio, net charge-offs in 2003 of $1.7 million and an increase of $823,000 in nonperforming loans from $7.3 million in 2002 to $8.1 million at December 31, 2003.

      Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 2003, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

OTHER INCOME. Other income totaled $11.5 million for the year ended December 31, 2003, an increase of $3.4 million, or 42.2%, over the 2002 amount. This increase resulted primarily from a $2.1 million, or 90.4%, increase in gain on sale of loans, a $1.0 million, or 36.7%, increase in service fees, charges, and other operating income, and a $370,000, or 15.1%, increase in insurance commissions, which were partially offset by a $122,000 gain on sale of branches recorded in 2002. The increase in gain on sale of loans resulted from an increase in the volume of loans sold year-to-year. Management expects the gain on sale of one-to-four family residential loans to be substantially less next year given that the low interest rate environment may not continue in 2004. The Company will continue to aggressively pursue Small Business Administrative ("SBA") lending opportunities to help offset the anticipated decrease in gains on sale of one-to-four family residential loans in 2004. The increase in insurance commissions was due primarily to increased premiums realized on sales of group health insurance. The increase in service fees, charges and other income was due primarily to an increase in overdraft fees totaling $1.3 million over the total recorded in 2002, as a result of a new overdraft protection program implemented in late March 2003.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense totaled $24.0 million for the year ended December 31, 2003, an increase of $1.4 million, or 6.1%, over the 2002 total. The increase resulted primarily from a $1.1 million, or 8.2%, increase in employee compensation and benefits, an $843,000, or 14.2%, increase in other operating expenses and an increase of $477,000, or 19.6%, in occupancy and equipment, which were partially offset by a $640,000 decrease in franchise taxes and a $367,000 decrease in merger-related expenses. The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in other operating expense resulted primarily from a $259,000 increase in credit and collection expenses associated with increased lending volume and delinquency levels, a $188,000 increase in consulting fees, which are based upon the increase in overdraft fees, an $82,000 increase in expenses related to minority ownership interests in Oak Hill Title, a $26,000 increase in insurance commissions paid and a $43,000 increase in computer and PC software costs. The remaining increase of $245,000, or 4.1%, was due to pro-rata increases in other operating expenses attendant to the Company's overall growth year-to-year. The increase in occupancy and equipment expense was due primarily to a $153,000, or 26.1%, increase in rent expense, a $110,000, or 26.7%, increase in maintenance contracts and a $189,000, or 23.7%, increase in depreciation expense year-to-year. The increases in rent and depreciation expenses are attributable to new office locations, coupled with increased rents year-to-year. The decrease in franchise taxes was attributable to a one-time tax savings for 2003 resulting from the previously mentioned Oak Hill-Towne merger in 2002. The decrease in merger-related expenses was due to $367,000 incurred in connection with the Oak Hill-Towne merger.

FEDERAL INCOME TAXES. The provision for federal income taxes amounted to $6.3 million for the year ended December 31, 2003, an increase of $1.4 million, or 29.2%, over the $4.9 million recorded in 2002. The increase resulted primarily from a $3.7 million, or 24.0%, increase in earnings before taxes and the increase in tax rates attendant to the Company's level of pre-tax income. The effective tax rates were 33.3% and 31.9% for the years ended December 31, 2003 and 2002, respectively.

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

PROVISION FOR LOSSES ON LOANS. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $2.8 million provision for losses on loans for the year ended December 31, 2002, an increase of $166,000, or 6.4%, compared to 2001. The provision for losses on loans in 2002 was predicated upon the $56.7 million of growth in the gross loan portfolio and an increase of $2.1 million in nonperforming loans from $5.2 million in 2001 to $7.3 million at December 31, 2002. -27- OTHER INCOME. Other income totaled $8.1 million for the year ended December 31, 2002, an increase of $922,000, or 12.8%, over the 2001 amount. This increase resulted primarily from a $973,000, or 70.3%, increase in gain on sale of loans, a $169,000, or 6.3%, increase in service fees, charges, and other operating income and a $254,000, or 11.5%, increase in insurance commissions, which were partially offset by a $778,000 decrease in the gain on sale of branches.

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

      At December 31, 2003, the Company had $214.3 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed with the Oak Hill at market rates of interest without a material adverse effect on the results of operations.

      In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $155.2 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At December 31, 2003, the Company had $122.9 million of outstanding FHLB advances.

      The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company's customers. At December 31, 2003, the Company had total off-balance sheet contractual commitments consisting of $35.9 million in loan commitments, or loans committed but not closed, $117.6 million in unused lines of credit and letters of credit totaling $12.0 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

      The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at December 31, 2003, by expiration period:

                           One year      Two to         After
                            or less    three years   three years      Total
                            -------    -----------   -----------      -----

                                            (In thousands)

Loan commitments            $35,920      $    --      $     --      $ 35,920
Unused lines of credit       45,455       12,391        59,765       117,611
Letters of credit             1,648          400        10,000        12,048
                            -------      -------      --------      --------
                            $83,023      $12,791      $ 69,765      $165,579
                            =======      =======      ========      ========

                       AVERAGE BALANCES AND INTEREST RATES

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                  2003                            2002                             2001
                                                  ----                            ----                             ----
                                                Interest                        Interest                         Interest
                                      Average    Income/   Average    Average    Income/    Average     Average   Income/    Average
                                      Balance    Expense    Rate      Balance    Expense     Rate       Balance   Expense     Rate
                                      -------    -------    ----      -------    -------     ----       -------   -------     ----
                                                                             (Dollars in thousands)
Interest-earning assets:
Loans receivable                     $754,519   $ 52,138      6.91%   $690,544   $ 52,797       7.65%   $623,486   $ 55,165    8.85%
Investment securities                  84,277      3,551      4.21      92,580      4,853       5.24      72,687      4,683    6.44
Federal funds sold                        699          7      1.00       7,499        119       1.59       8,472        277    3.27
Interest-earning deposits               1,508         18      1.19         230         10       4.35         476         33    6.93
                                     --------   --------  --------    --------   --------   --------    --------   --------  ------
  Total interest-earning assets       841,003     55,714      6.62     790,853     57,779       7.31     705,121     60,158    8.53
Non-interest-earning assets            27,003                           27,459                            20,524
                                     --------                         --------                          --------

       Total assets                  $868,006                         $818,312                          $725,645
                                     ========                         ========                          ========

Interest-bearing liabilities:
Deposits:
     Savings accounts                $ 47,385        295      0.62    $ 43,588        485       1.11    $ 39,612        774    1.95
     NOW accounts                      61,200        839      1.37      62,003      1,204       1.94      32,315        566    1.75
     Money market deposit accounts      7,993         56      0.70       7,951        108       1.36       9,080        212    2.33
     Premium & select investments      71,848        812      1.13      69,657      1,249       1.79      74,399      2,670    3.59
     Certificates of deposit          422,905     13,575      3.21     409,656     16,608       4.05     376,833     21,494    5.70
Borrowings                            117,328      4,891      4.17     101,818      5,070       4.98      87,151      5,061    5.81
                                     --------   --------    ------    --------   --------     ------    --------    -------  ------
       Total interest-bearing
         liabilities                  728,659     20,468      2.81     694,673     24,724       3.56     619,390     30,777    4.97
                                                --------  --------               --------   --------               --------  ------
Non-interest-bearing liabilities       35,706                           61,962                            53,222

Stockholders' equity                   73,641                           61,677                            53,033
                                     --------                         --------                          --------

       Total liabilities and
         stockholders' equity        $868,006                         $818,312                          $725,645
                                     ========                         ========                          ========

Net interest income and interest
  rate spread                                   $ 35,246      3.81%              $ 33,055       3.75%              $ 29,381    3.56%
                                                ========  ========               ========   ========               ========  ======
Net interest margin (1)                                       4.19%                             4.18%                          4.17%
                                                          ========                          ========                         ======

Average interest-earning assets to average
     interest-bearing liabilities                           115.42%                           113.85%                        113.84%
                                                          ========                          ========                         ======

Adjustment of interest income to a tax
  equivalent basis on tax-exempt:
     Loans and investment securities            $    544                         $    557                          $    454
                                                ========                         ========                          ========

(1) The net interest margin is the net interest income divided by the average interest-earning assets.

                                RATE/VOLUME TABLE

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                             2003vs. 2002                             2002vs. 2001
                                                             ------------                             ------------
                                                      Increase (decrease) due to               Increase (decrease) due to
                                                  Volume         Rate          Total        Volume         Rate          Total
                                                  ------         ----          -----        ------         ----          -----
                                                                             (Dollars in thousands)
Changes in interest income attributable to:
     Loan receivable                              $ 4,693       $(5,352)      $  (659)      $ 5,563       $(7,931)      $(2,368)
     Investment securities                           (506)         (796)       (1,302)        1,139          (969)          170
     Federal funds sold                               (79)          (33)         (112)          (29)         (129)          271
     Interest-earning deposits with banks               9            (1)            8           (13)          (10)          (23)
                                                  -------       -------       -------       -------       -------       -------
          Total interest income                   $ 4,117       $(6,182)      $(2,065)      $ 6,660       $(9,039)      $(2,379)
                                                  =======       =======       =======       =======       =======       =======

Changes in interest expense attributable to:
     Deposits:                                                                                                          $(6,062)
          Savings accounts                        $    29       $  (219)      $  (190)      $    71       $  (360)      $  (289)
          NOW accounts                                 (2)         (363)         (365)          585            54           638
          Money market deposit accounts                 2           (54)          (52)          (25)          (80)         (104)
          Premium & select investments                 35          (472)         (437)         (158)       (1,263)       (1,421)
          Certificates of deposit                     503        (3,536)       (3,033)        1,748        (6,634)       (4,886)
     Borrowings                                       711          (890)         (179)          788          (779)            9
                                                  -------       -------       -------       -------       -------       -------
          Total interest expense                  $ 1,278       $(5,534)      $(4,256)      $ 3,009       $(9,062)      $(6,053)
                                                  =======       =======       =======       =======       =======       =======

Increase in net interest income                                               $ 2,191                                   $ 3,674
                                                                              =======                                   =======

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      This information is presented in "Asset and Liability Management" on pages 12 through 13 of this report.

Item 8. Financial Statements and Supplementary Data

      Consolidated Financial Statements of the Company, together with the reports thereon of Grant Thornton LLP (dated January 23, 2004, except for Note Q, as to which the date is February 26, 2004) are set forth on pages 37 through 66 hereof (see Item 15 of this Annual Report for Index).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial disclosure.

      Not Applicable.

Item 9A. Controls and Procedures

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

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The information is contained under "Ownership of Common Stock by Management" and "Election of Directors" in the Company's Proxy Statement dated March 11, 2004, is incorporated herein by reference in response to this item.

      The information contained under "Report of the Audit Committee of the Board of Directors", specifically concerning Audit Committee financial expert, in the Company's Proxy Statement dated March 11, 2004, is incorporated herein by reference in response to this item.

      The information contained under "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement dated March 11, 2004, is incorporated herein by reference in response to this item.

      The Company has adopted a Code of Ethics that applies to the Company's directors, officers and employees including the Company's principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. The Code of Ethics may only be amended or modified by the Board of Directors of the Company. Waivers of the Code of Ethics may only be granted by the Board of Directors of the Company and along with reasons for the waiver will be promptly disclosed as required by the Securities Exchange Act of 1934 and the rules thereof and the applicable rules of The Nasdaq Stock Market, Inc. In addition, amendments and modifications to the Code of Ethics will be promptly disclosed to the Company's shareholders. The Code of Ethics is included as Exhibit 14 and is set forth on pages 67 through 70 hereof.

Item 11. Executive Compensation.

      The information appearing under "Executive Compensation" in the Company's Proxy Statement dated March 11, 2004, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

      The information appearing under "Ownership of Common Stock by Principal Shareholders", "Ownership of Common Stock By Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement dated March 11, 2004, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions.

      The information appearing under "Certain Transactions" in the Company's Proxy Statement dated March 11, 2004, is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

      The information appearing under "Principal Accounting Firm Fees" in the Company's Proxy Statement dated March 11, 2004, is incorporated herein by reference in response to this item.

                                     PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a)   Documents filed as a part of the Report:

      (1)   Report of Grant Thornton LLP, Independent Auditors

            Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

            Consolidated Statements of Earnings for years ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Comprehensive Income for years ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Stockholders' Equity for years ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows for years ended December 31, 2003, 2002 and 2001

            Notes to Consolidated Financial Statements for years ended December 31, 2003, 2002 and 2001

      (2)   Financial Statement Schedules:

                  The information is contained in the Company's Annual Report to
            Stockholders for the year ended December 31, 2003, is incorporated herein by reference in response to this item.

      (3)   The following are filed as exhibits to this Annual Report on Form
            10-K:

Exhibit
Number

* 2(a)..................Agreement and Plan of Merger, dated March 31, 1999, between Oak Hill Financial, Inc. and Towne Financial Corporation (reference is made to Exhibit 2.1 of the Prospectus/Proxy Statement filed by the Company on Form S-4A with the SEC on August 3, 1999).

* 2(b)..................Supplemental Agreement, dated as of March 31, 1999, between Oak Hill Financial, Inc. and Towne Financial Corporation (reference is made to Exhibit 2.2 of the Prospectus/Proxy Statement filed by the Company on Form S-4A with the SEC on August 3, 1999).

* 3(a)..................Fourth Amended and Restated Articles of Incorporation
                        (reference is made to Form S-4, Exhibit 3.1,
                        Registration No. 333-81645, filed with the SEC on June 25, 1999 and incorporated herein by reference).

* 3(b)..................Restated Code of Regulations (reference is made to Form
                        SB-2, Exhibit 3(ii), File No. 33-96216 and incorporated herein by reference).

*4(a)...................Reference is made to Articles FOURTH, FIFTH, SEVENTH,
                        EIGHTH, TENTH AND ELEVENTH of the Registrant's Restated Articles of Incorporation (contained in the Registrant's Restated Articles of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Registrant's Amended and Restated Code of Regulations (contained in the Registrant's Amended and Restated Code of Regulations filed as Exhibit 3(b) hereto).

*4(b)...................Rights Plan, dated January 23, 1998, between Oak Hill
                        Financial, Inc., and Fifth Third Bank, (reference is made to Exhibit 4.1 to the Form 8-A, filed with the SEC on January 23, 1998 and incorporated herein by reference).

*4(c)...................Amended Rights Plan, dated December 26, 2000, between
                        Oak Hill Financial, Inc., and Registrar and Transfer Company, (reference is made to Exhibit 2 to the Form 8-A12B/A, filed with the SEC on February 21, 2001 and incorporated herein by reference).

*10(a)..................Oak Hill Financial, Inc. Fourth Amended and Restated
                        1995 Stock Option Plan (reference is made to Form S-8,
                        Exhibit 4(a), Registration No. 333-45690, filed with the SEC on September 12, 2000 and incorporated herein by reference).

 13.....................2003 Annual Report (Selected portions)

 14.....................Oak Hill Financial, Inc. & Subsidiaries Code of Ethics

*21.....................Subsidiaries of the Registrant (reference is made to
                        Form SB-2, Exhibit 21, File No. 333-96216 and incorporated herein by reference).

 23.....................Consent of Grant Thornton LLP.

 24.....................Powers of Attorney.

 31.1 ..................Certification by Chief Executive Officer, R. E. Coffman,
                        Jr., dated March 9, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 ..................Certification by Chief Financial Officer, Ron J. Copher,
                        dated March 9, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1...................Certification by Chief Executive Officer, R. E. Coffman,
                        Jr., dated March 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2...................Certification by Chief Financial Officer, Ron J. Copher,
                        dated March 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference as indicated.

(b) Form 8-K's Filed:

      1. Form 8-K, dated October 9, 2003, filed with the SEC on October 14, 2003 announcing the Company's results of operations and financial condition for the three and nine months ended September 30, 2003.

      2. Form 8-K, dated December 22, 2003, filed with the SEC on December 22, 2003 announcing the appointment of Ralph E. "Gene" Coffman, Jr. as Chief Executive Officer of the Company effective January 1, 2004.

      3. Form 8-K, dated January 9, 2004, filed with the SEC on January 9, 2004 announcing the Company's results of operations and financial condition for the three and twelve months ended December 31, 2003.

      4. Form 8-K, dated February 26, 2004, filed with the SEC on February 27, 2004 announcing that the Company's Board of Directors has authorized the repurchase of up to 300,000, or approximately 5.4%, of the Company's common stock through open market or privately negotiated transactions.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                       OAK HILL FINANCIAL, INC.                        Date


                       By: /s/ R. E. Coffman, Jr.                  March 9, 2004
                           -----------------------------------
                           R. E. Coffman, Jr., President and
                           Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                       Title                                          Date
*Evan E. Davis                     Director                                                )      March 9, 2004
---------------------------                                                                )
                                                                                           )
*John D. Kidd                      Chairman and Director                                   )      March 9, 2004
---------------------------                                                                )
                                                                                           )
/s/ R. E. Coffman, Jr.             President, Chief Executive Officer and Director         )      March 9, 2004
---------------------------        (Principal Executive Officer)                           )
                                                                                           )
*David G. Ratz                     Executive Vice President and Chief Operating Officer    )      March 9, 2004
---------------------------                                                                )
                                                                                           )
*Scott J. Hinsch, Jr.              Vice President                                          )      March 9, 2004
---------------------------                                                                )
                                                                                           )
*H. Tim Bichsel                    Secretary                                               )      March 9, 2004
---------------------------                                                                )
                                                                                           )
*Ron J. Copher                     Chief Financial Officer and Treasurer                   )      March 9, 2004
---------------------------        (Principal Financial and Accounting Officer)            )
                                                                                           )
*D. Bruce Knox                     Chief Information Officer                               )      March 9, 2004
---------------------------                                                                )
                                                                                           )
*Candice R. DeClark-Peace          Director                                                )      March 9, 2004
---------------------------

        Signature                                       Title                                          Date

*Barry M. Dorsey, Ed.D.            Director                                                )      March 9, 2004
---------------------------                                                                )
                                                                                           )
*Donald R. Seigneur                Director                                                )      March 9, 2004
---------------------------                                                                )
                                                                                           )
*William S. Siders                 Director                                                )      March 9, 2004
---------------------------                                                                )
                                                                                           )
*H. Grant Stephenson               Director                                                )      March 9, 2004
---------------------------                                                                )
                                                                                           )
*Neil S. Strawser                  Director                                                )      March 9, 2004
---------------------------                                                                )
                                                                                           )
*Donald P. Wood                    Director                                                )      March 9, 2004
---------------------------                                                                )
                                                                                           )
By: /s/ R. E. Coffman, Jr.                                                                 )      March 9, 2004
    ----------------------                                                                 )
    R. E. Coffman, Jr.,                                                                    )
    attorney-in-fact for each of                                                           )
    the persons indicated                                                                  )