Form 10-Q
period 2004-04-29
OAK HILL FINANCIAL INC
filed 2004-04-29
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHNAGE ACT OF 1934
                      For the Quarter Ended March 31, 2004

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

                                 Yes |X| No |_|

      As of April 27, 2004, the latest practicable date, 5,523,547 shares of the Registrant's common stock, $.50 stated value, were outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1:     Financial Statements

                      Consolidated Statements of Financial Condition           3

                      Consolidated Statements of Earnings                      4

                      Consolidated Statements of Comprehensive Income          5

                      Consolidated Statements of Cash Flows                    6

                      Notes to Consolidated Financial Statements               8

Item 2:     Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                               14

Item 3:     Quantitative and Qualitative Disclosures About Market Risk        16

Item 4:     Controls and Procedures                                           16

                           PART II - OTHER INFORMATION

Item 1:     Legal Proceedings                                                 17

Item 2:     Changes in Securities and Use of Proceeds                         17

Item 3:     Default Upon Senior Securities                                    17

Item 4:     Submission of Matters to a Vote of Security Holders               17

Item 5:     Other Information                                                 17

Item 6:     Exhibits and Reports on Form 8-K                                  18

Signatures                                                                    19

Certifications                                                                20

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                              March 31,      December 31,
(In thousands, except share data)                                                                  2004              2003
-------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                       $  17,865         $  20,390
Federal funds sold                                                                                  141               123
Investment securities designated as available for sale - at market                               77,762            75,886
Investment securities designated as held to maturity - at cost (approximate market
     value of $3,655 and $3,583 at March 31, 2004 and December 31, 2003, respectively)            3,654             3,659
Loans receivable - net                                                                          827,949           810,827
Loans held for sale - at lower of cost or market                                                  1,140               194
Office premises and equipment - net                                                              12,139            12,192
Other real estate owned                                                                             885               585
Federal Home Loan Bank stock - at cost                                                            6,058             5,998
Accrued interest receivable on loans                                                              3,107             2,942
Accrued interest receivable on securities                                                           680               495
Goodwill - net                                                                                      413               413
Prepaid expenses and other assets                                                                 2,712             2,474
Prepaid federal income taxes                                                                        414             1,514
Deferred federal income taxes                                                                       494               589
-------------------------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                                      $ 955,413         $ 938,281
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Demand                                                                                   $  70,221         $  66,712
     Savings and time deposits                                                                  702,277           651,109
-------------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                      772,498           717,821
Securities sold under agreements to repurchase                                                    3,586             4,365
Advances from the Federal Home Loan Bank                                                         88,316           122,887
Notes payable                                                                                     3,050             3,100
Guaranteed preferred beneficial interests in the Corporation's
     junior subordinated debentures                                                               5,000             5,000
Accrued interest payable and other liabilities                                                    3,172             5,180
-------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                                   875,622           858,353
Stockholders' equity
     Common stock - $.50 stated value; authorized 15,000,000 shares
       5,654,083 and 5,594,228 shares issued at March 31, 2004
         and December 31, 2003, respectively                                                      2,827             2,797
     Additional paid-in capital                                                                   7,038             5,704
     Retained earnings                                                                           73,163            70,844
     Treasury stock (134,936 and 21,542 shares at March 31, 2004 and
       December 31, 2003, respectively - at cost)                                                (4,369)             (332)
     Accumulated comprehensive income:
       Unrealized gain on securities designated as available for sale, net
         of related tax effects                                                                   1,132               915
-------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                           79,791            79,928
-------------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 955,413         $ 938,281
=========================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                          For the Three Months Ended
                                                                          --------------------------
                                                                                    March 31,
(In thousands, except share data)                                              2004            2003
---------------------------------------------------------------------------------------------------
INTEREST INCOME

Loans                                                                      $ 13,299         $12,799
Investment securities                                                           825             874
Interest-bearing deposits and other                                              64              67
---------------------------------------------------------------------------------------------------
            Total interest income                                            14,188          13,740
INTEREST EXPENSE

Deposits                                                                      3,722           4,114
Borrowings                                                                    1,188           1,206
---------------------------------------------------------------------------------------------------
            Total interest expense                                            4,910           5,320
---------------------------------------------------------------------------------------------------
            Net interest income                                               9,278           8,420
Provision for losses on loans                                                   575             509
---------------------------------------------------------------------------------------------------
            Net interest income after provision for losses on loans           8,703           7,911
OTHER INCOME

Service fees, charges and other operating                                     1,186             680
Insurance commissions                                                           737             676
Gain on sale of loans                                                           295             926
Gain on sale of securities                                                      134             122
---------------------------------------------------------------------------------------------------
            Total other income                                                2,352           2,404
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits                                            3,440           3,555
Occupancy and equipment                                                         833             761
Federal deposit insurance premiums                                               26              27
Franchise taxes                                                                 244              20
Other operating                                                               1,790           1,525
Merger-related expenses                                                          --              16
---------------------------------------------------------------------------------------------------
            Total general, administrative and other expense                   6,333           5,904
---------------------------------------------------------------------------------------------------
            Earnings before federal income taxes                              4,722           4,411
FEDERAL INCOME TAXES

Current                                                                       1,592           1,179
Deferred                                                                        (17)            253
---------------------------------------------------------------------------------------------------
            Total federal income taxes                                        1,575           1,432
---------------------------------------------------------------------------------------------------
            NET EARNINGS                                                   $  3,147         $ 2,979
===================================================================================================
            EARNINGS PER SHARE
                Basic                                                      $    .56         $   .55
===================================================================================================
                Diluted                                                    $    .55         $   .54
===================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                   For the Three Months Ended
                                                                                   --------------------------
                                                                                            March 31,
(In thousands)                                                                          2004            2003
------------------------------------------------------------------------------------------------------------
Net earnings                                                                         $ 3,147         $ 2,979
Other comprehensive income, net of tax:
     Unrealized gains on securities designated as available for sale,
       net of taxes of $164 and $57, respectively                                        304             109
     Reclassification adjustment for realized gains included in net earnings,
       net of taxes of $47 and $42, respectively                                         (87)            (80)
------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                 $ 3,364         $ 3,008
============================================================================================================
Accumulated comprehensive income                                                     $ 1,132         $ 1,235
============================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the Three Months Ended
                                                                                             --------------------------
                                                                                                      March 31,
(In thousands)                                                                                   2004             2003
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings for the period                                                             $  3,147         $  2,979
     Adjustments to reconcile net earnings to net cash provided by
       (used in) operating activities:
            Depreciation and amortization                                                         246              223
            Gain on sale of securities                                                           (134)            (122)
            Amortization of premiums and discounts on investment
                securities - net                                                                  212              262
            Amortization of mortgage servicing rights                                             148              253
            Proceeds from sale of loans in secondary market                                    10,858           45,304
            Loans disbursed for sale in secondary market                                      (10,894)         (46,702)
            Gain on sale of loans                                                                (163)            (418)
            Gain on disposition of assets                                                          --               (8)
            Amortization of deferred loan origination costs and fees - net                        (42)             (10)
            Loss on sale of other real estate owned                                                11               --
            Federal Home Loan Bank stock dividends                                                (60)             (57)
            Provision for losses on loans                                                         575              509
            Tax benefit of stock options exercised                                                462              304
            Increase (decrease) in cash due to changes in:
                Prepaid expenses and other assets                                                (236)             285
                Accrued interest receivable                                                      (350)             (96)
                Accrued interest payable and other liabilities                                 (2,008)            (624)
                Federal income taxes
                  Current                                                                       1,100              331
                  Deferred                                                                        (17)             253
----------------------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                                   2,855            2,666
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

       Loan disbursements                                                                     (89,982)         (89,981)
       Principal repayments on loans                                                           71,130           80,618
       Principal repayments on mortgage-backed securities designated
         as available for sale                                                                  3,751            4,874
       Proceeds from sale of investment securities designated
         as available for sale                                                                  3,431            2,636
       Proceeds from maturity of investment securities                                          3,000               20
       Proceeds from disposition of assets                                                         --               32
       Proceeds from sale of other real estate owned                                              158               --
       Purchase of investment securities designated
         as available-for-sale                                                                (11,802)          (4,314)
       Purchase of investment securities designated
         as held-to-maturity                                                                       --           (1,098)
       Purchase of other real estate owned                                                       (169)              --
       (Increase) decrease in federal funds sold - net                                            (18)           5,460
       Purchase of office premises and equipment                                                 (193)            (592)
----------------------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                                     (20,694)          (2,345)
----------------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) operating and investing activities
                      (balance carried forward)                                               (17,839)             321
----------------------------------------------------------------------------------------------------------------------

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                                For the Three Months Ended
                                                                                                --------------------------
                                                                                                         March 31,
(In thousands)                                                                                      2004             2003
-------------------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in) operating and investing activities
                      (balance brought forward)                                                  (17,839)        $    321
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

     Repayments from securities sold under agreement to repurchase                                  (779)          (1,221)
     Net increase (decrease) in deposit accounts                                                  54,677           (1,261)
     Proceeds from Federal Home Loan Bank advances                                             1,365,150           88,674
     Repayments of Federal Home Loan Bank advances                                            (1,399,721)         (84,981)
     Repayments of notes payable                                                                     (50)              --
     Dividends on common shares                                                                     (828)            (704)
     Purchase of treasury shares                                                                  (4,369)              --
     Proceeds from issuance of shares under stock option plan                                      1,234            1,040
-------------------------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                                     15,314            1,547
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                              (2,525)           1,868
Cash and cash equivalents at beginning of period                                                  20,390           19,118
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $    17,865         $ 20,986
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
       Federal income taxes                                                                  $        --         $    500
=========================================================================================================================
       Interest on deposits and borrowings                                                   $     4,990         $  5,614
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

     Unrealized gains on securities designated as available for sale,
       net of related tax effects                                                            $       217         $     29
=========================================================================================================================
     Recognition of mortgage servicing rights in accordance with SFAS No. 140                $       132         $    508
=========================================================================================================================
     Transfer from loans to real estate acquired through foreclosure                         $       471         $    278
=========================================================================================================================
     Loans identified as held-for-sale                                                       $       747         $     --
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     Acquisition of treasury stock in exchange for exercise of stock options                 $        --         $    165
=========================================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2004 and 2003

1.    Basis of Presentation

            Oak Hill Financial, Inc. (the "Company") is a financial holding company the principal assets of which have been its ownership of Oak Hill Banks ("Oak Hill"), Action Finance Company ("Action") and Oak Hill Financial Insurance Agency, Inc. dba McNelly, Patrick and Associates ("MPA"). The Company also owns forty-nine percent of Oak Hill Title Agency, LLC ("Oak Hill Title") which provides title services for commercial and residential real estate transactions. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of its subsidiaries.

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

            The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2003. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

2.    Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oak Hill, Action and MPA. The Company effectively controls Oak Hill Title; therefore, their accounts are also included in the financial statements of the Company with the remaining ownership being accounted for as minority interest. All intercompany balances and transactions have been eliminated.

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

            At March 31, 2004, the Company had $231.7 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be replaced or renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be replaced or renewed with Oak Hill at market rates of interest without a material adverse effect on the results of operations.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2004 and 2003

3.    Liquidity and Capital Resources (continued)

            In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to a maximum of $159.9 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At March 31, 2004, the Company had $88.3 million of outstanding FHLB advances.

            The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company's customers. At March 31, 2004, the Company had total off-balance sheet contractual commitments consisting of $42.3 million to originate loans, or loans committed but not closed, $110.7 million in unused lines of credit and letters of credit totaling $15.8 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

            The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at March 31, 2004, by expiration period:

                                     One year          Two to             After
(In thousands)                        or less        three years       three years         Total
--------------------------------------------------------------------------------------------------
Loan commitments                    $  42,298          $     --         $     --          $ 42,298
Unused lines of credit                 42,781            11,662           56,250           110,693
Letters of credit                       5,378               400           10,000            15,778
--------------------------------------------------------------------------------------------------
                                    $  90,457          $ 12,062         $ 66,250          $168,769
==================================================================================================

4.    Earnings Per Share

            Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options. The computations were as follows for the three-month periods ended March 31:

                                                                     2004                    2003
-------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding (basic)              5,582,171               5,421,597
Dilutive effect of assumed exercise of stock options              154,989                 142,965
-------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding (diluted)            5,737,160               5,564,562
=================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2004 and 2003

5.    Critical Accounting Policies

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

            Allowance for Losses on Loans: The balance in the allowance is an accounting estimate of probable but unconfirmed and unrecorded asset impairment that has occurred in the Company's loan portfolio as of the date of the consolidated financial statements. It is the Company's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, adjusted for changes in trends and conditions of the certain items, including:

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

            It is the Company's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral- dependent loans which become more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2004 and 2003

5.    Critical Accounting Policies (continued)

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

6.    Stock Option Plan

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2004 and 2003

6.    Stock Option Plan (continued)

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

(In thousands, except share data)                     2004              2003
----------------------------------------------------------------------------

Net earnings:
     As reported                                 $   3,147         $   2,979
     Stock-based compensation, net of tax             (103)              (29)
----------------------------------------------------------------------------
Pro-forma net earnings                           $   3,044         $   2,950
============================================================================
Basic earnings per share:
     As reported                                         $           .56$.55
     Stock-based compensation, net of tax             (.01)             (.01)
----------------------------------------------------------------------------
     Pro-forma                                   $     .55         $     .54
============================================================================
Diluted earnings per share:
     As reported                                 $     .55         $     .54
     Stock-based compensation, net of tax             (.02)             (.01)
----------------------------------------------------------------------------
     Pro-forma                                   $     .53         $     .53
============================================================================

            The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: dividend yield of 2.3% for 2003 and 2002; expected volatility of 41.5% and 30.0% for 2003 and 2002, respectively; risk-free interest rates of 3.38% and 4.00% for 2003 and 2002, respectively; and expected lives of 4 years and 10 years for 2003 and 2002, respectively.

            A summary of the status of the Company's Stock Option Plan as of March 31, 2004 and December 31, 2003 and 2002 and changes during the periods ended on those dates is presented below:

                                                       Three months ended                           Year Ended
                                                            March 31,                               December 31,

                                                               2004                        2003                      2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Weighted-                   Weighted-                 Weighted-
                                                                      average                     average                   average
                                                                      exercise                   exercise                  exercise
                                                        Shares         price        Shares         price       Shares        price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                     572,397       $  17.36       718,717      $  15.35      821,401     $  15.02
Granted                                                     --             --        68,000         30.46        1,000        21.85
Exercised                                              (81,397)         14.79      (210,820)        14.77     (101,284)       12.73
Forfeited                                                 (300)         30.46        (3,500)        15.05       (2,400)       14.96
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of period                           490,700       $  17.79       572,397      $  17.36      718,717     $  15.35
===================================================================================================================================
   Options exercisable at period end                   422,333                      503,730                    640,842
===================================================================================================================================
   Weighted-average fair value of options granted
        during the period                                                  --                    $   9.31                  $   7.25
===================================================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2004 and 2003

6.    Stock Option Plan (continued)

            The following information applies to options outstanding at March 31, 2004:

Range of exercise prices                            Number outstanding
----------------------------------------------------------------------
      $  2.79 - $  4.19                                             --
      $  4.20 - $  6.30                                             --
      $  6.31 - $  9.47                                         16,150
      $  9.48 - $14.22                                           9,500
      $14.23 - $21.35                                          396,350
      $21.36 - $30.46                                           68,700
----------------------------------------------------------------------
            Total                                              490,700
======================================================================

   Weighted-average exercise price                              $17.79
   Weighted-average remaining contractual life               7.8 years

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2004 and 2003

Discussion of Financial Condition Changes from December 31, 2003 to March 31,
2004

      The Company's total assets amounted to $955.4 million as of March 31, 2004, an increase of $17.1 million, or 1.8%, over the total at December 31, 2003. The increase in assets was funded primarily through an increase in deposits of $54.7 million, which was partially offset by a $34.6 million decrease in FHLB advances and a $2.0 million decrease in accrued interest payable and other liabilities.

      Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, decreased by $636,000, or 0.6%, to a total of $99.4 million at March 31, 2004, compared to December 31, 2003. Investment securities increased by $1.9 million, as purchases of $11.8 million exceeded maturities and repayments of $6.8 million and sales of $3.4 million. Federal funds sold increased by $18,000 during the three-month period ended March 31, 2004.

      Loans receivable, including loans held for sale, totaled $829.1 million at March 31, 2004, an increase of $18.1 million, or 2.2%, over the comparable totals at December 31, 2003. Loan disbursements totaled $100.9 million during the three-month period ended March 31, 2004, which were partially offset by loan sales of $10.7 million and principal repayments of $71.1 million. Loan disbursements and sales volume decreased by $35.8 million and $34.2 million, respectively, as compared to the same period in 2003. Loan originations and sales volume declined primarily due to the decrease in origination and sales of residential real estate loans in the secondary market. Growth in the loan portfolio during the three months ended March 31, 2004 was comprised of an $11.2 million, or 5.7%, increase in commercial and other loans , a $4.6 million, or 0.8%, increase in commercial and residential real estate loans and a $2.5 million, or 3.5%, increase in installment loans, which were partially offset by a $147,000, or 8.5%, decrease in credit card loans. The Company's allowance for loan losses totaled $11.1 million at March 31, 2004, an increase of $225,000, or 2.1%, over the total at December 31, 2003. The allowance for loan losses represented 1.32% of the total loan portfolio at March 31, 2004 and December 31, 2003. Net charge-offs totaled approximately $350,000 and $242,000 for the three months ended March 31, 2004 and 2003, respectively. The Company's allowance represented 146.4% and 133.5% of nonperforming loans, which totaled $7.6 million and $8.1 million at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, nonperforming loans were comprised of $1.4 million in installment loans, $4.3 million of loans secured primarily by commercial real estate and $1.9 million of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized or reserved for at March 31, 2004.

      Deposits totaled $772.5 million at March 31, 2004, an increase of $54.7 million, or 7.6%, over the total at December 31, 2003. The increase resulted primarily from new brokered deposits, new certificate of deposit products and management's marketing efforts to attract demand deposits. Brokered deposits continued to be an integral part of the Company's overall funding strategy due to competitive rates and lower operational costs compared with retail deposits. Brokered deposits totaled $101.5 million with a weighted-average cost of 2.70% at March 31, 2004, as compared to the $93.6 million in brokered deposits with a 3.04% weighted-average cost at December 31, 2003. Proceeds from deposit growth were used primarily to fund loan originations.

      Advances from the Federal Home Loan Bank totaled $88.3 million at March 31, 2004, a decrease of $34.6 million, or 28.1%, from the total at December 31, 2003. Securities sold under agreements to repurchase totaled $3.6 million at March 31, 2004, a decrease of $779,000, or 17.8% from the total at December 31, 2003.

      The Company's stockholders' equity amounted to $79.8 million at March 31, 2004, a decrease of $137,000, or 0.2%, from the balance at December 31, 2003. The decrease resulted primarily from the Company's repurchase of 134,936 outstanding shares of its common stock at a weighted-average price of $32.38 per share totaling $4.4 million and $828,000 in dividends declared on common stock, which were partially offset by net earnings of $3.1 million and proceeds from options exercised of $1.7 million.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2004 and 2003

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2004 and 2003

General

      Net earnings for the three months ended March 31, 2004 totaled $3.1 million, a $168,000, or 5.6%, increase over the net earnings reported in the comparable 2003 period. The increase in earnings resulted primarily from an $858,000 increase in net interest income and a $39,000 increase in other income, which were partially offset by a $66,000 increase in the provision for losses on loans, a $520,000 increase in general, administrative and other expense and a $143,000 increase in the provision for federal income taxes.

Net Interest Income

      Total interest income for the three months ended March 31, 2004, amounted to $14.2 million, an increase of $448,000, or 3.3%, over the comparable 2003 period. Interest income on loans totaled $13.3 million, an increase of $500,000, or 3.9%, over the 2003 period. This increase resulted primarily from a $114.2 million, or 16.0%, increase in the weighted-average ("average") portfolio balance, to a total of $829.2 million for the three months ended March 31, 2004, which was partially offset by an 81 basis point decrease in the average fully-taxable equivalent yield, to 6.46% for the three month period ended March 31, 2004. Interest income on investment securities and other interest-earning assets decreased by $51,600, or 5.5%. The decrease resulted primarily from an 18 basis point decrease in the average fully-taxable equivalent yield, to 4.38% for the three months ended March 31, 2004, coupled with a $1.7 million, or 1.9%, decrease in the average portfolio balance, to a total of $90.6 million for the three months ended March 31, 2004.

      Total interest expense amounted to $4.9 million for the three months ended March 31, 2004, a decrease of $410,000, or 7.7%, from the comparable 2003 period. Interest expense on deposits decreased by $392,000, or 9.5%, to a total of $3.7 million for the three months ended March 31, 2004. The decrease resulted primarily from a 76 basis point decrease in the average cost of deposits, to 2.02% for the three months ended March 31, 2004, which was partially offset by a $140.6 million, or 23.5%, increase in the average portfolio balance, to a total of $739.5 million for the three months ended March 31, 2004. Interest expense on borrowings decreased by $18,000, or 1.5%, for the three months ended March 31, 2004. The decrease was due to an 86 basis point decrease in the average cost of borrowings, to 3.84%, which was partially offset by a $20.4 million, or 19.6%, increase in the average borrowings outstanding for the three months ended March 31, 2004. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the continued lower interest rate environment for the three month periods ended March 31, 2004 and 2003, respectively.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $858,000, or 10.2%, for the three months ended March 31, 2004, as compared to the same period in 2003. The interest rate spread increased by 7 basis points, to 3.97% for the three months ended March 31, 2004, compared to 3.90% for the three months ended March 31, 2003. The fully-taxable equivalent net interest margin decreased by 19 basis points from, 4.30% to 4.11% for the three months ended March 31, 2003 and 2004, respectively.

Provision for Losses on Loans

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $575,000 provision for losses on loans for the three months ended March 31, 2004, an increase of $66,000, or 13.0%, compared to same period in 2003. The provision for losses on loans for the three months ended March 31, 2004 was predicated primarily upon the $18.2 million of growth in the gross loan portfolio and the $350,000 of loans charged-off during the current quarter, which were partially offset by the decrease in nonperforming loans from $8.1 million at December 31, 2003 to $7.6 million at March 31, 2004.

      Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at March 31, 2004, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2004 and 2003

Other Income

      Other income totaled $2.4 million for the three months ended March 31, 2004, a decrease of $52,000, or 2.2%, from the amount reported in the comparable 2003 period. This decrease resulted primarily from a $630,000, or 68.1%, decrease in gain on sale of loans, which was partially offset by a $506,000, or 74.4%, increase in service fees and charges, a $61,000, or 9.0%, increase in insurance commissions and a $12,000, or 9.8%, increase in gain on sale of investment securities. The increase in service fees, charges and other income was due primarily to an increase in overdraft fees totaling $333,000, or 100.9%, for the three months ended March 31, 2004, which were a result from a new overdraft protection program implemented in late March 2003. The increase in insurance commissions was due primarily to increased premiums realized on sales of group health insurance and a $36,000, or 111.5%, increase in revenues at Oak Hill Title. The decrease in gain on sale of loans is attributable to the previously mentioned decrease in residential loan originations for sale in the secondary market.

General, Administrative and Other Expense

      General, administrative and other expense totaled $6.3 million for the three months ended March 31, 2004, an increase of $429,000, or 7.3%, over the amount reported in the 2003 period. The increase resulted primarily from a $224,000 increase in franchise tax expense, a $265,000, or 17.4%, increase in other operating expenses and a $72,000, or 9.5%, increase in occupancy and equipment, which were partially offset by a $115,000, or 3.2%, decrease in employee compensation expense.

      The increase in occupancy and equipment expense was due primarily to a $42,000, or 25.1%, increase in rent expense and a $24,000, or 10.6%, increase in depreciation expense. The increase in other expenses resulted primarily from a $25,000, or 16.7%, increase in professional fees, an $18,000, or 23.2%, increase in ATM expenses, a $16,000, or 26.1%, increase in credit card related expense, a $31,000, or 33.1%, increase in marketing expense, a $46,000 increase in shareholders' expense, a $21,000, or 16.9%, increase in postage, a $25,000, or 16.1%, increase in professional fees, a $64,000 increase in expenses associated with the previously mentioned overdraft protection program, coupled with incremental increases in other operating expenses year-to-year. The increase in franchise tax expense is the result of a $203,000 reduction in tax expense for the three months ended March 31, 2003, resulting from a one-time tax reduction of $810,000 for 2003. The decrease in employee compensation expense is primarily attributable to a decrease in incentive accruals year-to-year.

Federal Income Taxes

      The provision for federal income taxes amounted to $1.6 million for the three months ended March 31, 2004, an increase of $143,000, or 10.0%, over the comparable 2003 period. The increase resulted primarily from a $311,000, or 7.1%, increase in earnings before taxes. The effective tax rates were 33.4% and 32.5% for the three months ended March 31, 2004 and 2003, respectively.

Item 3:           Quantitative and Qualitative Disclosure About Market Risk

                  There has been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Oak Hill Financial, Inc.
PART II

Item1:            Legal Proceedings

                  Not applicable.

Item 2:           Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3:           Defaults Upon Senior Securities

                  Not applicable.

Item 4:           Submission of Matters to a Vote of Security Holders

                  (a) The Company held its 2004 Annual Meeting of Stockholders ("Annual Meeting") on April 13, 2004. Holders of 5,165,591 common shares of the Company were present, representing 92.1% of the Company's 5,609,086 common shares outstanding.

                  (b) and (c)       The following persons were elected Class II
                                    members of the Company's Board of Directors to serve until the 2006 Annual Meeting or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld, indicated below:

                                    Name                               Votes For             Votes Withheld
                                    ----                               ---------             --------------
                                    Candice R. DeClark-Peace           5,104,177                  61,414
                                    Barry M. Dorsey, Ed.D.             5,048,272                 117,319
                                    Donald R. Seigneur                 5,108,287                  57,304
                                    William S. Siders                  5,103,087                  62,504
                                    H. Grant Stephenson                4,656,461                 509,130
                                    Donald P. Wood                     5,101,450                  64,141

                                    The continuing Class I Directors, whose
                                    terms expire at the 2005 Annual Meeting, are
                                    R. E. Coffman, Jr., Evan E. Davis, John D.
                                    Kidd, D. Bruce Knox and Neil S. Strawser.

                                    The proposal for approval of the Company's
                                    2004 Stock Incentive Plan was approved with
                                    3,085,994 votes FOR, 735,267 votes AGAINST,
                                    44,266 votes ABSTAIN, and 1,300,064 BROKER
                                    NON-VOTES.

                                    The proposal for ratification of the
                                    appointment of Grant Thornton LLP as
                                    independent auditor for the Company for the year ending December 31, 2004, was approved with 5,125,035 votes FOR, 35,347 votes AGAINST, and 5,209 votes ABSTAIN.

Item 5:           Other Information

                  Not applicable.

Oak Hill Financial, Inc.
PART II (continued)

Item 6:           Exhibits and Reports on Form 8-K

                  Exhibits:

                  Exhibit Number    Description
                  --------------    -----------

                  31.1              Certification of Chief Executive Officer, R.
                                    E. Coffman, Jr., dated April 28, 2004,
                                    pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002 ("SOX").

                  31.2 Certification of Chief Financial Officer, Ron J. Copher, dated April 28, 2004, pursuant to Section 302 of SOX.

                  32.1              Certification by Chief Executive Officer, R.
                                    E. Coffman, Jr., dated April 28, 2004,
                                    pursuant to 18 U.S.C. Section 1350, as
                                    adopted pursuant to Section 906 of SOX.

                  32.2 Certification by Chief Financial Officer, Ron J. Copher, dated April 28, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

                        Form 8-K, dated April 9, 2004, filed with the Securities and Exchange Commission on April 9, 2004.

                               o Press Release of Oak Hill Financial, Inc., dated April 8, 2004, announcing the Company's earnings for the three months ("first quarter") ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Oak Hill Financial, Inc.


Date: April 28, 2004                  By:
                                         -------------------------------
                                           R. E. Coffman, Jr.
                                           President & Chief Executive Officer


Date: April 28, 2004                  By:
                                         -------------------------------
                                           Ron J. Copher
                                           Chief Financial Officer