Form 10-Q
period 2004-06-30
OAK HILL FINANCIAL INC
filed 2004-07-29
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHNAGE ACT OF 1934
                       For the Quarter Ended June 30, 2004

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

                             Yes |X|          No |_|

      As of July 29, 2004, the latest practicable date, 5,542,156 shares of the Registrant's common stock, $.50 stated value, were outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

              Consolidated Statements of Financial Condition                   3

              Consolidated Statements of Earnings                              4

              Consolidated Statements of Comprehensive Income                  5

              Consolidated Statements of Cash Flows                            6

              Notes to Consolidated Financial Statements                       8

Item 2: Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                       14

Item 3: Quantitative and Qualitative Disclosures About Market Risk            18

Item 4: Controls and Procedures                                               18

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings                                                     18

Item 2: Changes in Securities and Use of Proceeds                             18

Item 3: Default Upon Senior Securities                                        18

Item 4: Submission of Matters to a Vote of Security Holders                   18

Item 5: Other Information                                                     18

Item 6: Exhibits and Reports on Form 8-K                                      19

Signatures                                                                    21

Certifications                                                                22

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             June 30,    December 31,
(In thousands, except share data)                                                                2004            2003
---------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                     $  28,395       $  20,390
Federal funds sold                                                                                 85             123
Investment securities designated as available for sale - at market                             74,456          75,886
Investment securities designated as held to maturity - at cost (approximate market
      value of $3,508 and $3,583 at June 30, 2004 and December 31, 2003, respectively)          3,650           3,659
Loans receivable - net                                                                        845,118         810,827
Loans held for sale - at lower of cost or market                                                  775             194
Office premises and equipment - net                                                            12,594          12,192
Other real estate owned                                                                           592             585
Federal Home Loan Bank stock - at cost                                                          6,118           5,998
Accrued interest receivable on loans                                                            3,156           2,942
Accrued interest receivable on securities                                                         455             495
Goodwill - net                                                                                    413             413
Prepaid expenses and other assets                                                               2,474           2,474
Prepaid federal income taxes                                                                    1,512           1,514
Deferred federal income taxes                                                                     990             589
---------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                                  $ 980,783       $ 938,281
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
      Demand                                                                                $  73,102       $  66,712
      Savings and time deposits                                                               706,788         651,109
---------------------------------------------------------------------------------------------------------------------
              Total deposits                                                                  779,890         717,821
Securities sold under agreements to repurchase                                                  5,550           4,365
Advances from the Federal Home Loan Bank                                                      102,559         122,887
Notes payable                                                                                   3,050           3,100
Guaranteed preferred beneficial interests in the Corporation's
      junior subordinated debentures                                                            5,000           5,000
Accrued interest payable and other liabilities                                                  3,499           5,180
---------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                               899,548         858,353
Stockholders' equity
      Common stock - $.50 stated value; authorized 15,000,000 shares
        5,654,083 and 5,594,228 shares issued at June 30, 2004
        and December 31, 2003, respectively                                                     2,827           2,797
      Additional paid-in capital                                                                6,790           5,704
      Retained earnings                                                                        75,581          70,844
      Treasury stock (114,677 and 21,542 shares at June 30, 2004 and
        December 31, 2003, respectively - at cost)                                             (3,713)           (332)
      Accumulated comprehensive income (loss):
        Unrealized gain (loss) on securities designated as available for sale, net
           of related tax effects                                                                (250)            915
---------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                       81,235          79,928
---------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 980,783       $ 938,281
=====================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                              For the                 For the
                                                                          Six Months Ended      Three Months Ended
                                                                              June 30,                June 30,
(In thousands, except share data)                                           2004       2003       2004        2003
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

Loans                                                                    $26,839    $25,781    $13,540    $ 12,982
Investment securities                                                      1,594      1,600        769         726
Interest-bearing deposits and other                                          129        135         65          68
------------------------------------------------------------------------------------------------------------------
              Total interest income                                       28,562     27,516     14,374      13,776
INTEREST EXPENSE

Deposits                                                                   7,533      8,051      3,811       3,937
Borrowings                                                                 2,343      2,410      1,155       1,204
------------------------------------------------------------------------------------------------------------------
              Total interest expense                                       9,876     10,461      4,966       5,141
------------------------------------------------------------------------------------------------------------------
              Net interest income                                         18,686     17,055      9,408       8,635
Provision for losses on loans                                              1,283      1,540        708       1,031
------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for losses on loans     17,403     15,515      8,700       7,604
OTHER INCOME

Service fees, charges and other operating                                  2,502      1,698      1,316       1,017
Insurance commissions                                                      1,512      1,393        775         717
Gain on sale of loans                                                        900      2,218        605       1,293
Gain on sale of securities                                                   202        147         68          25
------------------------------------------------------------------------------------------------------------------
              Total other income                                           5,116      5,456      2,764       3,052
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits                                         7,078      7,174      3,638       3,619
Occupancy and equipment                                                    1,620      1,459        787         698
Federal deposit insurance premiums                                            53         59         27          32
Franchise taxes                                                              489         41        245          21
Other operating                                                            3,684      3,229      1,894       1,688
------------------------------------------------------------------------------------------------------------------
              Total general, administrative and other expense             12,924     11,962      6,591       6,058
------------------------------------------------------------------------------------------------------------------
              Earnings before federal income taxes                         9,595      9,009      4,873       4,598
FEDERAL INCOME TAXES

Current                                                                    3,001      2,742      1,409       1,563
Deferred                                                                     199        180        216         (73)
------------------------------------------------------------------------------------------------------------------
              Total federal income taxes                                   3,200      2,922      1,625       1,490
------------------------------------------------------------------------------------------------------------------
              NET EARNINGS                                               $ 6,395    $ 6,087    $ 3,248    $  3,108
==================================================================================================================
              EARNINGS PER SHARE
                  Basic                                                  $  1.15    $  1.12    $.   59    $    .57
==================================================================================================================
                  Diluted                                                $  1.12    $  1.09    $   .57    $    .55
==================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                         For the                 For the
                                                                                     Six Months Ended       Three Months Ended
                                                                                         June 30,                June 30,
(In thousands, except share data)                                                     2004        2003        2004        2003
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                       $ 6,395     $ 6,087     $ 3,248     $ 3,108
Other comprehensive income, net of tax:
      Unrealized gains (losses) on securities designated as available for sale,
        net of taxes (benefits) of $(557), $94, $(720) and $38, respectively        (1,034)        183      (1,338)         73
      Reclassification adjustment for realized gains included in net earnings,
        net of taxes of $71, $50, $24 and $8, respectively                            (131)        (97)        (44)        (16)
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                               $ 5,230     $ 6,173     $ 1,866     $ 3,165
==============================================================================================================================
Accumulated comprehensive income (loss)                                            $  (250)    $ 1,292     $  (250)    $ 1,292
==============================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Six Months Ended
                                                                                              June 30,
(In thousands)                                                                            2004            2003
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings for the period                                                    $   6,395       $   6,087
      Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
              Depreciation and amortization                                                510             481
              Gain on sale of securities                                                  (202)           (147)
              Amortization of premiums and discounts on investment
                  securities - net                                                         516             611
              Amortization of mortgage servicing rights                                    340              --
              Proceeds from sale of loans in secondary market                           31,299         104,568
              Loans disbursed for sale in secondary market                             (28,633)       (107,841)
              Gain on sale of loans                                                       (503)         (1,002)
              Gain on disposition of assets                                                 --              (8)
              Amortization of deferred loan origination costs and fees - net               (65)            (43)
              Proceeds from sale of other real estate owned                                838              --
              Loss on sale of other real estate owned                                       39              --
              Purchase of other real estate owned                                         (282)             --
              Federal Home Loan Bank stock dividends                                      (120)           (115)
              Provision for losses on loans                                              1,283           1,540
              Tax benefit of stock options exercised                                       571              --
              Increase (decrease) in cash due to changes in:
                  Prepaid expenses and other assets                                          6             367
                  Accrued interest receivable                                             (174)             62
                  Accrued interest payable and other liabilities                        (1,681)           (364)
                  Federal income taxes
                     Current                                                                 2            (537)
                     Deferred                                                              199             180
--------------------------------------------------------------------------------------------------------------
                        Net cash provided by operating activities                       10,338           3,839
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

        Loan disbursements                                                            (205,159)       (204,533)
        Principal repayments on loans                                                  165,958         168,124
        Principal repayments on mortgage-backed securities designated
           as available for sale                                                         9,222          11,329
        Proceeds from sale of investment securities designated
           as available for sale                                                         7,628           3,177
        Proceeds from maturity of investment securities                                  3,500             170
        Proceeds from disposition of assets                                                 --              35
        Purchase of investment securities designated
           as available-for-sale                                                       (20,990)         (6,461)
        Purchase of investment securities designated
           as held-to-maturity                                                              --          (1,098)
        Decrease in federal funds sold - net                                                38           4,576
        Purchase of office premises and equipment                                         (912)         (1,052)
--------------------------------------------------------------------------------------------------------------
                        Net cash used in investing activities                          (40,715)        (25,733)
--------------------------------------------------------------------------------------------------------------
                        Net cash used in operating and investing activities
                          (balance carried forward)                                    (30,377)        (21,894)
--------------------------------------------------------------------------------------------------------------

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                      For the Six Months Ended
                                                                                              June 30,
(In thousands)                                                                            2004            2003
--------------------------------------------------------------------------------------------------------------
                        Net cash used in operating and investing activities
                          (balance brought forward)                                  $ (30,377)      $ (21,894)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

      Proceeds (repayments) from securities sold under agreement to repurchase           1,185          (1,156)
      Net increase in deposit accounts                                                  62,069          15,929
      Proceeds from Federal Home Loan Bank advances                                         --          17,000
      Repayments of Federal Home Loan Bank advances                                    (20,328)         (7,698)
      Repayments of notes payable                                                          (50)             --
      Dividends on common shares                                                        (1,658)         (1,417)
      Purchase of treasury shares                                                       (4,369)             --
      Proceeds from issuance of shares under stock option plan                           1,533           1,845
--------------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                       38,382          24,503
--------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                8,005           2,609
Cash and cash equivalents at beginning of period                                        20,390          19,118
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalent at end of period                                            $  28,395       $  21,727
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for:
        Federal income taxes                                                         $   2,404       $   2,855
==============================================================================================================
        Interest on deposits and borrowings                                          $   9,861       $  10,491
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

      Unrealized gains (losses) on securities designated as available for sale,
        net of related tax effects                                                   $  (1,165)      $      86
==============================================================================================================
      Recognition of mortgage servicing rights in accordance with SFAS No. 140       $     397       $   1,216
==============================================================================================================
      Transfer from loans to real estate acquired through foreclosure                $   1,293       $     305
==============================================================================================================
      Loans identified as held-for-sale                                              $     775       $      --
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

      Issuance of treasury stock in exchange for exercise of stock options           $     988       $   1,681
      Acquisition of treasury stock in exchange for exercise of stock options        $      --       $     165
==============================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2004 and 2003

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

            The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2003. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six and three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

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

            At June 30, 2004, the Company had $227.9 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed with Oak Hill at market rates of interest without a material adverse effect on the results of operations.

            In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $157.1 million in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At June 30, 2004, the Company had $102.6 million of outstanding FHLB advances.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2004 and 2003

3.    Liquidity and Capital Resources (continued)

      The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company's customers. At June 30, 2004, the Company had total off-balance sheet contractual commitments consisting of $30.1 million to originate loans, or loans committed but not closed, $122.1 million in unused lines of credit and letters of credit totaling $15.4 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

            The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at June 30, 2004, by expiration period:

                             One year      Two to         After
(In thousands)               or less     three years   three years        Total
--------------------------------------------------------------------------------

Loan commitments             $30,050       $    --       $    --        $ 30,050
Unused lines of credit        13,543        62,583        45,958         122,084
Letters of credit                877         4,550        10,000          15,427
--------------------------------------------------------------------------------

                             $44,470       $67,133       $55,958        $167,561
================================================================================

4.    Earnings Per Share

            Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options. The computations were as follows for the six and three-month periods ended June 30:

                                                                       For the                         For the
                                                                   Six Months Ended               Three Months Ended
                                                                       June 30,                        June 30,
                                                                   2004            2003            2004            2003
      -----------------------------------------------------------------------------------------------------------------
      Weighted-average common shares outstanding (basic)      5,554,720       5,442,945       5,527,269       5,464,060
      Dilutive effect of assumed exercise of stock options      147,750         142,949         140,507         148,609
      -----------------------------------------------------------------------------------------------------------------
      Weighted-average common shares outstanding (diluted)    5,702,470       5,585,894       5,667,776       5,612,669
      =================================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2004 and 2003

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

            It is the Company's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral-dependent loans which become more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2004 and 2003

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2004 and 2003

            The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro-forma amounts indicated below for the six and three months ended June 30:

                                                            For the                       For the
                                                        Six Months Ended             Three Months Ended
                                                            June 30,                      June 30,
      (In thousands, except share data)                  2004           2003           2004           2003
      ----------------------------------------------------------------------------------------------------
      Net earnings:
           As reported                              $   6,395      $   6,087      $   3,248      $   3,108
           Stock-based compensation, net of tax          (206)           (58)          (103)           (29)
      ----------------------------------------------------------------------------------------------------
      Pro-forma net earnings                        $   6,189      $   6,029      $   3,145      $   3,079
      ====================================================================================================
      Basic earnings per share:
           As reported                              $    1.15      $    1.12      $     .59      $     .57
           Stock-based compensation, net of tax          (.04)          (.01)          (.02)          (.01)
      ----------------------------------------------------------------------------------------------------
           Pro-forma                                $    1.11      $    1.11      $     .57      $     .56
      ====================================================================================================
      Diluted earnings per share:
           As reported                              $    1.12      $    1.09      $     .57      $     .55
           Stock-based compensation, net of tax          (.03)          (.01)          (.01)            --
      ----------------------------------------------------------------------------------------------------
           Pro-forma                                $    1.09      $    1.08      $     .56      $     .55
      ====================================================================================================

            The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, dividend yield of 2.3% for 2003 and 2002; expected volatility of 41.5% and 30.0% for 2003 and 2002, respectively; risk-free interest rates of 3.38% and 4.00% for 2003 and 2002, respectively and expected lives of 4 years and 10 years for 2003 and 2002, respectively.

            A summary of the status of the Company's Stock Option Plan as of June 30, 2004 and December 31, 2003 and 2002 and changes during the periods ended on those dates is presented below:

                                                     Six months ended                              Year Ended
                                                         June 30,                                 December 31,

                                                           2004                         2003                         2002
      ----------------------------------------------------------------------------------------------------------------------------
                                                               Weighted-                    Weighted-                    Weighted-
                                                                average                      average                      average
                                                                exercise                     exercise                     exercise
                                                   Shares        price          Shares        price          Shares        price
      ----------------------------------------------------------------------------------------------------------------------------
      Outstanding at beginning of period          572,397        $17.36        718,717        $15.35        821,401        $15.02
      Granted                                          --                       68,000         30.46          1,000         21.85
      Exercised                                  (101,156)        14.89       (210,820)        14.77       (101,284)        12.73
      Forfeited                                      (700)        30.46         (3,500)        15.05         (2,400)        14.96
      ----------------------------------------------------------------------------------------------------------------------------
      Outstanding at end of period                470,541        $17.88        572,397        $17.36        718,717        $15.35
      ============================================================================================================================
      Options exercisable at period end           402,574                      503,730                      640,842
      ============================================================================================================================
      Weighted-average fair value of options
           granted during the period                                 --                       $ 9.31                       $ 7.25
      ============================================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2004 and 2003

7.    Stock Option Plan (continued)

      The following information applies to options outstanding at June 30, 2004:

      Range of exercise prices                                Number outstanding
      --------------------------------------------------------------------------
          $ 6.31 - $ 9.47                                                 16,150
          $ 9.48 - $14.22                                                  9,500
          $14.23 - $21.35                                                376,591
          $21.36 - $30.46                                                 68,300
      --------------------------------------------------------------------------
               Total                                                     470,541
      ==========================================================================

   Weighted-average exercise price                                        $17.88
   Weighted-average remaining contractual life                         7.6 years

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2004 and 2003

Discussion of Financial Condition Changes from December 31, 2003 to June 30,
2004

      The Company's total assets amounted to $980.8 million at June 30, 2004, an increase of $42.5 million, or 4.5%, over the total at December 31, 2003. The increase in assets was funded primarily through an increase in deposits of $62.1 million and a $1.3 million increase in stockholders' equity, which were partially offset by a $20.3 million decrease in FHLB advances and a $1.7 million decrease in accrued interest payable and other liabilities.

      Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $6.5 million, or 6.5%, to a total of $106.6 million at June 30, 2004, compared to December 31, 2003. Investment securities decreased by $1.4 million, as purchases of $21.0 million exceeded maturities and repayments of $12.7 million and sales of $7.6 million. Federal funds sold decreased by $38,000 during the six-month period ended June 30, 2004.

      Loans receivable, including loans held for sale, totaled $845.9 million at June 30, 2004, an increase of $34.9 million, or 4.3%, over the comparable totals at December 31, 2003. Loan disbursements totaled $233.8 million during the six-month period ended June 30, 2004, which were partially offset by loan sales of $30.8 million and principal repayments of $166.0 million. Loan disbursements and sales volume decreased by $78.6 million and $72.8 million, respectively, as compared to the same period in 2003. Loan originations and sales volume declined primarily due to the decrease in origination and sales of residential real estate loans in the secondary market. Growth in the loan portfolio during the six months ended June 30, 2004 was comprised of an $18.8 million, or 9.6%, increase in commercial and other loans, a $12.4 million, or 2.3%, increase in commercial and residential real estate loans and a $3.9 million, or 5.4%, increase in installment loans, which were partially offset by a $66,000, or 3.8%, decrease in credit card loans. The Company's allowance for loan losses totaled $11.3 million at June 30, 2004, an increase of $439,000, or 4.1%, over the total at December 31, 2003. The allowance for loan losses represented 1.32% of the total loan portfolio at June 30, 2004 and December 31, 2003. Net charge-offs totaled approximately $844,000 and $806,000 for the six months ended June 30, 2004 and 2003, respectively. The Company's allowance represented 173.9% and 133.5% of nonperforming loans, which totaled $6.5 million and $8.1 million at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, nonperforming loans were comprised of $1.5 in installment loans, $3.2 million of loans secured primarily by commercial real estate, $397,000 in commercial and other loans and $1.4 million of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized or reserved for at June 30, 2004.

      Deposits totaled $779.9 million at June 30, 2004, an increase of $62.1 million, or 8.6%, over the total at December 31, 2003. The increase resulted primarily from new brokered deposits, new certificate of deposit products and management's marketing efforts to attract demand deposits. Brokered deposits continued to be an integral part of the Company's overall funding strategy due to competitive rates and lower operational costs compared with retail deposits. Brokered deposits totaled $117.7 million with a weighted-average cost of 2.68% at June 30, 2004, as compared to the $93.6 million in brokered deposits with a 3.04% weighted-average cost at December 31, 2003. Proceeds from deposit growth were used primarily to fund loan originations.

      Advances from the Federal Home Loan Bank totaled $102.6 million at June 30, 2004, a decrease of $20.3 million, or 16.5%, from the total at December 31, 2003. Securities sold under agreements to repurchase totaled $5.6 million at June 30, 2004, an increase of $1.2 million, or 27.1% from the total at December 31, 2003.

      The Company's stockholders' equity amounted to $81.2 million at June 30, 2004, an increase of $1.3 million, or 1.6%, from the balance at December 31, 2003. The increase resulted primarily from net earnings of $6.4 million and proceeds from options exercised of $1.5 million which were partially offset by the Company's repurchase of 134,936 outstanding shares of its common stock at a weighted-average price of $32.38 per share totaling $4.4 million and $1.7 million in dividends declared on common stock.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2004 and 2003

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2004 and 2003

General

      Net earnings for the six months ended June 30, 2004 totaled $6.4 million, a $308,000, or 5.1%, increase over the net earnings reported in the comparable 2003 period. The increase in earnings resulted primarily from a $1.6 million increase in net interest income and a $257,000 decrease in provision for losses on loans, which were partially offset by a $962,000 increase in general, administrative and other expense, and a $278,000 increase in the provision for federal income taxes.

Net Interest Income

      Total interest income for the six months ended June 30, 2004, amounted to $28.6 million, an increase of $1.0 million, or 3.8%, over the comparable 2003. Interest income on loans totaled $26.8 million, an increase of $1.1 million, or 4.1%, over the 2003 period. This increase resulted primarily from a $115.0 million, or 15.8%, increase in the weighted-average ("average") portfolio balance to a total of $841.1 million for the six months ended June 31, 2004, which was partially offset by a 75 basis point decrease in the average fully-taxable equivalent yield, to 6.43% for the six month period ended June 30, 2004. Interest income on investment securities and other interest-earning assets decreased by $12,000, or 0.7%. The decrease resulted primarily from an 11 basis point decrease in the average fully-taxable equivalent yield, to 4.26% for the six months ended June 30, 2004, which was partially offset by a $1.2 million, or 1.3%, increase in the average portfolio balance, to a total of $90.8 million for the six months ended June 30, 2004.

      Total interest expense amounted to $9.9 million for the six months ended June 30, 2004, a decrease of $585,000, or 5.6%, from the comparable 2003 period. Interest expense on deposits decreased by $518,000, or 6.4%, to a total of $7.5 million for the six months ended June 30, 2004. The decrease resulted primarily from a 70 basis point decrease in the average cost of deposits, to 2.0% for the six months ended June 30, 2004, which was partially offset by a $157.2 million, or 26.2%, increase in the average portfolio balance, to a total of $758.1 million for the six months ended June 30, 2004. Interest expense on borrowings decreased by $67,000, or 2.8%, for the six months ended June 30, 2004. The decrease was due to a 57 basis point decrease in the average cost of borrowings, to 3.97%, which was partially offset by an $11.9 million, or 11.0%, increase in the average borrowings outstanding for the six months ended June 30, 2004. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the continued lower interest rate environment for the six month periods ended June 30, 2004 and 2003, respectively.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.6 million, or 9.6%, for the six months ended June 30, 2004, as compared to the same period in 2003. The interest rate spread increased by 6 basis points, to 3.95% for the six months ended June 30, 2004, compared to 3.89% for the six months ended June 30, 2003. The fully-taxable equivalent net interest margin decreased by 19 basis points, from 4.28% to 4.09% for the six months ended June 30, 2003 and 2004, respectively.

Provision for Losses on Loans

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, trends in the level of delinquent and problem loans, the volume and type of lending conducted by the Company, the status of past due principal and interest payments including any adverse situations that may affect the borrower's ability to repay and general economic conditions, particularly as such conditions relate to the Company's market area. As a result of such analysis, management recorded a $1.3 million provision for losses on loans for the six months ended June 30, 2004, a decrease of $257,000, or 16.7%, compared to the same period in 2003. The provision for losses on loans for the six months ended June 30, 2004 was predicated primarily upon the $35.2 million of growth in the gross loan portfolio and the $844,000 of loans charged-off during the current six month period, which were partially offset by the decrease in nonperforming loans from $8.1 million at December 31, 2003 to $6.5 million at June 30, 2004.

      Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 2004, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2004 and 2003

Other Income

      Other income totaled $5.1 million for the six months ended June 30, 2004, a decrease of $340,000, or 6.2%, from the amount reported in the comparable 2003 period. This decrease resulted primarily from a $1.3 million, or 59.4%, decrease in gain on sale of loans, which was partially offset by a $804,000, or 47.4%, increase in service fees and charges, a $119,000, or 8.5%, increase in insurance commissions, and a $55,000, or 37.4%, increase in gain on sale of investment securities. During 2003, management recognized given a slightly rising interest rate environment, that gains on sale of loans would decline from amounts recorded over the last two years. As a result, management developed alternative sources of revenue such as a new overdraft protection program. The increase in service fees, charges and other income was due primarily to an increase in overdraft fees totaling $385,000, or 35.2%, for the six months ended June 30, 2004, which were a result from the aforementioned overdraft protection program implemented in late March 2003. The increase in insurance commissions was due primarily to increased premiums realized on sales of group health insurance. The decrease in gain on sale of loans is attributable to the previously mentioned decrease in residential loan originations for sale in the secondary market.

General, Administrative and Other Expense

      General, administrative and other expense totaled $12.9 million for the six months ended June 30, 2004, an increase of $962,000, or 8.0%, over the amount reported in the 2003 period. The increase resulted primarily from a $448,000 increase in franchise tax expense, a $455,000, or 14.1%, increase in other operating expenses, and a $161,000, or 11.0%, increase in occupancy and equipment, which were partially offset by a $96,000, or 1.3%, decrease in employee compensation expense.

      The increase in occupancy and equipment expense was due primarily to a $49,000, or 13.4%, increase in rent expense, a $42,000, or 9.0%, increase in depreciation expense, a $28,000, or 7.2%, increase in maintenance, and a $25,000, or 15.8%, increase in insurance and utilities. The increase in other expenses resulted primarily from an $88,000, or 27.8%, increase in professional fees, a $41,000, or 27.9%, increase in ATM expenses, a $39,000, or 31.3%, increase in credit card related expense, a $79,000 increase in shareholders' expense, a $26,000, or 8.5%, increase in credit and collection expense, a $75,000, or 147.2%, increase in expenses associated with the previously mentioned overdraft protection program, coupled with incremental increases in other operating expenses year-to-year. The increase in franchise taxes is due to a tax savings for 2003 resulting from the Oak Hill-Towne Bank merger. The decrease in employee compensation expense is primarily attributable to a decrease in incentive accruals year-to-year.

Federal Income Taxes

      The provision for federal income taxes amounted to $3.2 million for the six months ended June 30, 2004, an increase of $278,000, or 9.5%, over the comparable 2003 period. The increase resulted primarily from a $586,000, or 6.5%, increase in earnings before taxes. The effective tax rates were 33.4% and 32.4% for the six months ended June 30, 2004 and 2003, respectively.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2004 and 2003

General

      Net earnings for the three months ended June 30, 2004 totaled $3.2 million, a $140,000, or 4.5%, increase over the net earnings reported in the comparable 2003 period. The increase in earnings resulted primarily from a $773,000 increase in net interest income and a $323,000 decrease in provision for losses on loans, which were partially offset by a $288,000 decrease in other income, a $533,000 increase in general, administrative and other expense, and a $135,000 increase in the provision for federal income taxes.

Net Interest Income

      Total interest income for the three months ended June 30, 2004, amounted to $14.4 million, an increase of $598,000, or 4.3%, from the comparable 2003 period. Interest income on loans totaled $13.5 million, an increase of $558,000, or 4.3%, from the 2003 period. This increase resulted primarily from a $116.0 million, or 15.7% increase in the weighted-average ("average") portfolio balance, to a total of $853.0 million for the three months ended June 30, 2004, which was partially offset by a 68 basis point decrease in the average fully-taxable equivalent yield, to 6.40% for the three month period ended June 30, 2004. Interest income on investment securities and other interest-earning assets increased by $40,000, or 5.0%. This increase resulted primarily from a $4.2 million, or 4.8%, increase in the average portfolio balance, to a total of $91.0 million for the three months ended June 30, 2004, which was partially offset by a 3 basis point decrease in the average fully-taxable equivalent yield, to 4.13% for the three months ended June 30, 2004.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2004 and 2003

      Total interest expense amounted to $5.0 million for the three months ended June 30, 2004, a decrease of $175,000, or 3.4%, from the comparable 2003 period. Interest expense on deposits decreased by $126,000, or 3.2%, to a total of $3.8 million for the three months ended June 30, 2004. The decrease resulted primarily from a 65 basis point decrease in the average cost of deposits, to 1.97% for the three months ended June 30, 2004, which was partially offset by a $173.9 million, or 28.9%, increase in the average portfolio balance, to a total of $776.7 million for the three months ended June 30, 2004. Interest expense on borrowings decreased by $49,000, or 4.1%, for the three months ended June 30, 2004. The decrease was due to a 29 basis point decrease in the average cost of borrowings, to 4.10%, which was partially offset by a $3.4 million, or 3.0%, increase in the average borrowings outstanding for the three months ended June 30, 2004. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the continued lower interest rate environment for the three month periods ended June 30, 2004 and 2003, respectively.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $773,000, or 9.0%, for the three months ended June 30, 2004, as compared to the same period in 2003. The interest rate spread increased by 5 basis points, to 3.93% for the three months ended June 30, 2004, compared to 3.88% for the three months ended June 30, 2003. The fully-taxable equivalent net interest margin decreased by 21 basis points, from 4.27% to 4.06% for the three months ended June 30, 2003 and 2004, respectively.

Provision for Losses on Loans

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, trends in the level of delinquent and problem loans, the volume and type of lending conducted by the Company, the status of past due principal and interest payments including any adverse situations that may affect the borrower's ability to repay and general economic conditions, particularly as such conditions relate to the Company's market area. As a result of such analysis, management recorded a $708,000 provision for losses on loans for the three months ended June 30, 2004, a decrease of $323,000, or 31.3%, compared to same period in 2003. The provision for losses on loans for the three months ended June 30, 2004 was predicated primarily upon the $17.0 million of growth in the gross loan portfolio, the decrease in nonperforming loans from $7.6 million at March 31, 2004 to $6.5 million at June 30, 2004 and the $495,000 of loans charged-off during the current quarter.

Other Income

      Other income totaled $2.8 million for the three months ended June 30, 2004, a decrease of $288,000, or 9.4%, from the amount reported in the comparable 2003 period. This decrease resulted primarily from a $688,000 decrease in gain on sale of loans, which was partially offset by a $58,000, or 8.1%, increase in insurance commissions, and a $299,000, or 29.3%, increase in service fees, charges and other income. The decrease in gain on sale of loans is attributable to the previously mentioned decrease in residential loan originations for sale in the secondary market. The increase in insurance commissions was due primarily to increased premiums on group health insurance. The increase in service fees, charges and other income was due primarily to a $51,000, or 7.4%, increase in overdraft fees, a $256,000 decrease in amortization and impairment of mortgage servicing rights, which the Company accounts for as a reduction in other income, coupled with incremental increases in other income accounts year-to-year.

General, Administrative and Other Expense

      General, administrative and other expense totaled $6.6 million for the three months ended June 30, 2004, an increase of $533,000, or 8.8%, over the amount reported in the 2003 period. The increase resulted primarily from a $224,000 increase in franchise taxes, a $19,000, or 0.5%, increase in employee compensation and benefits, an $89,000, or 12.8%, increase in occupancy and equipment, and a $206,000, or 12.2%, increase in other expenses.

      The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in occupancy and equipment expense was due primarily to a $10,000, or 5.0%, increase in rent expense, a $33,000, or 18.0%, increase in maintenance contracts, and a $19,000, or 7.6%, increase in depreciation expense. The increase in other expenses resulted primarily from a $45,000, or 30.3%, increase in credit and collection costs, a $63,000, or 38.7%, increase in professional fees, a $115,000 increase in costs associated with new fee generating services and incremental increases in other operating expenses year-to-year, which were partially offset by a $29,000, or 26.3%, decrease in marketing costs. The decrease in franchise taxes was attributable to a one-time tax savings for 2003 resulting from the previously mentioned Oak Hill-Towne Bank merger.

Oak Hill Financial, Inc.
PART I - FINANCIAL INFORMATION (continued)

Federal Income Taxes

      The provision for federal income taxes amounted to $1.6 million for the three months ended June 30, 2004, an increase of $135,000, or 9.0%, over the amount recorded in the comparable 2003 period. The increase resulted primarily from a $275,000, or 6.0%, increase in earnings before taxes. The effective tax rates were 33.3% and 32.4% for the three months ended June 30, 2004 and 2003, respectively.

Subsequent Event

      On July 20, 2004, the Company announced the signing of a definitive agreement for the acquisition of The Ripley National Bank ("Ripley"). Under terms of the agreement, the Company will pay $5.5 million in cash for 100% of the common and preferred stock of Ripley. At June 30, 2004, Ripley had total assets of $55.9 million, total deposits of $50.8 million, and stockholders' equity of $4.6 million. The transaction is expected to be completed by October 1, 2004, subject to shareholder and regulatory approval.

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

Oak Hill Financial, Inc.
PART II - OTHER INFORMATION

Item 1:     Legal Proceedings

            Not applicable.

Item 2:     Changes in Securities and Use of Proceeds

                                                                  Total Number of        Maximum Number
                                                                 Shares Purchased      of Shares that May
                                                               As Part of Publicly      Yet Be Purchased
                       Total Number of       Average Price        Announce Plans        Under the Plans
                      Shares Purchased      Paid Per Share          or Programs          or Programs(1)
---------------------------------------------------------------------------------------------------------
April 1, 2004 -
April 30, 2004               --              $        --                 --                 165,064
---------------------------------------------------------------------------------------------------------
May 1, 2004 -
May 31, 2004                 --              $        --                 --                 165,064
---------------------------------------------------------------------------------------------------------
June 1, 2004 -
June 30, 2004                --              $        --                 --                 165,064
---------------------------------------------------------------------------------------------------------
Total                        --              $        --                 --                 165,064
=========================================================================================================

(1) On February 26, 2004, the Company announced that its Board of Directors had authorized management to repurchase up to 300,000 shares of the Company's common stock through open market or privately negotiated transactions. The authorization does not have an expiration date.

Item 3:     Defaults Upon Senior Securities

            Not applicable.

Item 4:     Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5:     Other Information

            Not applicable.

Item 6:     Exhibits and Reports on Form 8-K

            Exhibits:

            Exhibit Number    Description
            --------------    -----------

            31.1              Certification of Chief Executive Officer, R. E.
                              Coffman, Jr., dated July 29, 2004, pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002 ("SOX").

            31.2              Certification of Chief Financial Officer, Ron J.
                              Copher, dated July 29, 2004, pursuant to Section 302 of SOX.

            32.1              Certification by Chief Executive Officer, R. E.
                              Coffman, Jr., dated July 29, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of SOX.

Oak Hill Financial, Inc.
PART II - OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K (continued)

            32.2              Certification by Chief Financial Officer, Ron J.
                              Copher, dated July 29, 2004, pursuant to 18 U.S.C.
                              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

                  Form 8-K, dated July 9, 2004, filed with the Securities and Exchange Commission on July 9, 2004.

                        o Press Release of Oak Hill Financial, Inc., dated July 8, 2004, announcing the Company's earnings for the six and three months ("second quarter") ended June 30, 2004.

                  Form 8-K, dated July 20, 2004, filed with the Securities and Exchange Commission on July 21, 2004

                        o Press Release of Oak Hill Financial, Inc., dated July 20, 2004, announcing the Company's signing of a definitive agreement to purchase The Ripley National Bank.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Oak Hill Financial, Inc.


Date: July 29, 2004                      By:____________________________________
                                            R. E. Coffman, Jr.
                                            President & Chief Executive Officer


Date: July 29, 2004                      By:____________________________________
                                            Ron J. Copher
                                            Chief Financial Officer