Form 10-Q/A
period 2004-06-30
OAK HILL FINANCIAL INC
filed 2004-08-03
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHNAGE ACT OF 1934
                       For the Quarter Ended June 30, 2004


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

                              Yes  X         No
                                  ---           ---


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                              Yes  X         No
                                  ---           ---

     As of August 2, 2004, the latest practicable date, 5,543,514 shares of the Registrant's common stock, $.50 stated value, were outstanding.

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

Oak Hill Financial, Inc.
PART II - OTHER INFORMATION



Item 6: Exhibits and Reports on Form 8-K
        --------------------------------

        Exhibits:

        Exhibit Number   Description
        --------------   -----------

        10 Change in Control and Severance Agreement between Oak Hill Financial, Inc. and Chief Executive Officer R. E. Coffman, Jr.

        31.1             Certification of Chief Executive Officer, R. E.
                         Coffman, Jr., dated July 29, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("SOX")*

        31.2             Certification of Chief Financial Officer, Ron J.
                         Copher, dated July 29, 2004, pursuant to Section 302 of SOX*

        32.1             Certification by Chief Executive Officer, R. E.
                         Coffman, Jr., dated July 29, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX*

        32.2             Certification by Chief Financial Officer, Ron J.
                         Copher, dated July 29, 2004, pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

        * Previously filed on July 29, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Oak Hill Financial, Inc.



Date: August 3, 2004
                                          By:/s/ R. E. Coffman, Jr.
                                             -----------------------------------
                                             R. E. Coffman, Jr.
                                             President & Chief Executive Officer




Date: August 3, 2004
                                          By:/s/ Ron J. Copher
                                             -----------------------------------
                                             Ron J. Copher
                                             Chief Financial Officer