Form 10-Q/A
period 2004-06-30
OAK HILL FINANCIAL INC
filed 2004-08-17
CIK 949953

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

                                 Yes [X] No [_]


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes [X] No [_]


     As of August 16, 2004, the latest practicable date, 5,543,514 shares of the Registrant's common stock, $.50 stated value, were outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----


                           PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K                                     3

Certifications                                                               4

Oak Hill Financial, Inc.
PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits:
         ---------

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

         31.2            Certification  of  Chief  Financial  Officer,   Ron  J.
                         Copher, dated July 29, 2004, pursuant to Section 302 of SOX.

         32.1            Certification  by  Chief  Executive   Officer,   R.  E.
                         Coffman, Jr., dated July 29, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX. -

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


                                         Oak Hill Financial, Inc.



Date: August 17, 2004                    By:  /s/ R.  E.  Coffman, Jr.
                                             -----------------------------------
                                             R. E. Coffman, Jr.
                                             President & Chief Executive Officer




Date: August 17, 2004                    By:  /s/ Ron J. Copher
                                             -----------------------------------
                                             Ron J. Copher
                                             Chief Financial Officer