Form 10-Q
period 2004-09-30
OAK HILL FINANCIAL INC
filed 2004-10-29
CIK 949953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2004

Commission File Number: 0-26876

OAK HILL FINANCIAL, INC.
(Exact name of Registrant as specified in its charter)

Ohio	31-1010517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14621 S. R. 93
Jackson, Ohio	45640
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (740) 286-3283

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

Yes     |X|          No     |_|

               As of October 27, 2004, the latest practicable date, 5,545,564 shares of the Registrant’s common stock, $.50 stated value, were outstanding.

Oak Hill Financial, Inc.

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)	September 30, 2004	December 31, 2003

ASSETS

Cash and due from banks	$21,576	$20,390
Federal funds sold	149	123
Investment securities designated as available for sale – at market	78,612	75,886
Investment securities designated as held to maturity – at cost (approximate market value of $3,919 and $3,583 at September 30, 2004 and December 31, 2003, respectively)	3,645	3,659
Loans receivable – net	874,867	810,827
Loans held for sale – at lower of cost or market	268	194
Office premises and equipment – net	12,987	12,192
Other real estate owned	666	585
Federal Home Loan Bank stock – at cost	6,183	5,998
Bank owned life insurance	10,000	—
Accrued interest receivable on loans	3,216	2,942
Accrued interest receivable on securities	717	495
Goodwill – net	413	413
Prepaid expenses and other assets	2,708	2,474
Prepaid federal income taxes	1,486	1,514
Deferred federal income taxes	424	589

TOTAL ASSETS	$1,017,917	$938,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$68,974	$66,712
Savings and time deposits	721,682	651,109

Total deposits	790,656	717,821
Securities sold under agreements to repurchase	6,227	4,365
Advances from the Federal Home Loan Bank	119,520	122,887
Notes payable	3,050	3,100
Guaranteed preferred beneficial interests in the Corporation’s junior subordinated debentures	10,000	5,000
Accrued interest payable and other liabilities	3,575	5,180

Total liabilities	933,028	858,353
Stockholders’ equity
Common stock – $.50 stated value; authorized 15,000,000 shares 5,653,583 and 5,594,228 shares issued at September 30, 2004 and December 31, 2003, respectively	2,827	2,797
Additional paid-in capital	6,730	5,704
Retained earnings	77,963	70,844
Treasury stock (109,069 and 21,542 shares at September 30, 2004 and December 31, 2003, respectively – at cost)	(3,532)	(332)
Accumulated comprehensive income:
Unrealized gain on securities designated as available for sale, net of related tax effects	901	915

Total stockholders’ equity	84,889	79,928

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,017,917	$938,281

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

(In thousands, except share data)	2004	2003	2004	2003

INTEREST INCOME

Loans	$40,815	$38,628	$13,976	$12,847
Investment securities	2,478	2,165	884	565
Interest-bearing deposits and other	202	198	73	63

Total interest income	43,495	40,991	14,933	13,475
INTEREST EXPENSE

Deposits	11,531	11,851	3,998	3,800
Borrowings	3,575	3,613	1,232	1,203

Total interest expense	15,106	15,464	5,230	5,003

Net interest income	28,389	25,527	9,703	8,472
Provision for losses on loans	2,285	2,506	1,002	966

Net interest income after provision for losses on loans	26,104	23,021	8,701	7,506
OTHER INCOME

Service fees, charges and other operating	3,676	2,700	1,174	1,002
Insurance commissions	2,224	2,111	712	718
Gain on sale of loans	1,354	3,691	454	1,473
Gain on sale of securities	276	256	74	109

Total other income	7,530	8,758	2,414	3,302
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits	10,743	10,772	3,665	3,598
Occupancy and equipment	2,446	2,161	826	702
Federal deposit insurance premiums	81	85	28	26
Franchise taxes	733	61	244	20
Other operating	5,523	4,829	1,839	1,600
Merger-related	143	—	143	—

Total general, administrative and other expense	19,669	17,908	6,745	5,946

Earnings before federal income taxes	13,965	13,871	4,370	4,862
FEDERAL INCOME TAXES

Current	4,183	4,344	1,182	1,602
Deferred	173	186	(26)	6

Total federal income taxes	4,356	4,530	1,156	1,608

NET EARNINGS	$9,609	$9,341	$3,214	$3,254

EARNINGS PER SHARE
Basic	$1.73	$1.71	$.58	$.59

Diluted	$1.69	$1.66	$.57	$57

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

(In thousands, except share data)	2004	2003	2004	2003

Net earnings	$9,609	$9,341	$3,214	$3,254
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities designated as available for sale, net of taxes (benefits) of $88, $(174), $645 and $(268), respectively	164	(338)	1,198	(520)
Reclassification adjustment for realized gains included in net earnings, net of taxes of $97, $87, $26 and $37, respectively	(179)	(169)	(48)	(73)

Comprehensive income	$9,594	$8,834	$4,364	$2,661

Accumulated comprehensive income	$901	$699	$901	$699

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,

(In thousands)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings for the period	$9,609	$9,341
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	772	713
Gain on sale of securities	(276)	(256)
Amortization of premiums and discounts on investment securities – net	679	1,022
Amortization of mortgage servicing rights	498	—
Proceeds from sale of loans in secondary market	41,906	164,503
Loans disbursed for sale in secondary market	(38,469)	(163,450)
Gain on sale of loans	(767)	(1,546)
Gain on disposition of assets	—	(15)
Amortization of deferred loan origination costs and fees – net	(133)	(37)
Proceeds from disposal of other real estate owned	838	—
Loss on sale of other real estate owned	273	—
Purchase of other real estate owned	(282)	—
Federal Home Loan Bank stock dividends	(185)	(174)
Provision for losses on loans	2,285	2,506
Tax benefit of stock options exercised	607	—
Increase in bank owned life insurance	(10,000)	—
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(227)	(140)
Accrued interest receivable	(496)	305
Accrued interest payable and other liabilities	(1,605)	(908)
Federal income taxes
Current	28	(791)
Deferred	173	186

Net cash provided by operating activities	5,228	11,259
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Loan disbursements	(319,517)	(331,466)
Principal repayments on loans	249,166	252,475
Principal repayments on mortgage-backed securities designated as available for sale	14,644	25,325
Proceeds from sale of investment securities designated as available for sale	14,192	5,361
Proceeds from maturity of investment securities	3,511	190
Proceeds from disposition of assets	—	54
Purchase of investment securities designated as available-for-sale	(35,484)	(24,132)
Purchase of investment securities designated as held-to-maturity	—	(1,098)

(Increase) decrease in federal funds sold – net	(26)	5,459
Purchase of office premises and equipment	(1,567)	(1,890)

Net cash used in investing activities	(75,081)	(69,722)

Net cash used in operating and investing activities (balance carried forward)	(69,853)	(58,463)

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Nine Months Ended September 30,

(In thousands)	2004	2003

Net cash used in operating and investing activities (balance brought forward)	$(69,853)	$(58,463)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Proceeds (repayments) from securities sold under agreement to repurchase	1,862	(1,761)
Net increase in deposit accounts	72,835	21,052
Proceeds from Federal Home Loan Bank advances	9,300	52,550
Repayments of Federal Home Loan Bank advances	(12,667)	(10,378)
Proceeds from notes payable	—	2,900
Repayments of notes payable	(50)	(2,700)
Proceeds from issuance of junior subordinated debt securities	5,000	—
Dividends on common shares	(2,490)	(2,135)
Purchase of treasury shares	(4,369)	—
Proceeds from issuance of shares under stock option plan	1,618	2,923

Net cash provided by financing activities	71,039	62,451

Net increase in cash and cash equivalents	1,186	3,988
Cash and cash equivalents at beginning of period	20,390	19,118

Cash and cash equivalents at end of period	$21,576	$23,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Federal income taxes	$4,026	$4,556

Interest on deposits and borrowings	$15,172	$15,775

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Unrealized losses on securities designated as available for sale, net of related tax benefits	$(14)	$(507)

Recognition of mortgage servicing rights in accordance with SFAS No. 140	$587	$2,145

Transfer from loans to real estate acquired through foreclosure	$1,655	$1,153

Loans identified as held-for-sale	$268	$1,738

Issuance of loans upon sale of real estate acquired through foreclosure	$738	$678

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Issuance of treasury stock in exchange for exercise of stock options	$1,169	$2,506

Acquisition of treasury stock in exchange for exercise of stock options	$—	$165

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2004 and 2003

1. Basis of Presentation

               Oak Hill Financial, Inc. (the “Company”) is a financial holding company the principal assets of which have been its ownership of Oak Hill Banks (“Oak Hill”), Action Finance Company (“Action”) and Oak Hill Financial Insurance Agency, Inc. dba MPA Group Insurance Specialists. The Company also owns forty-nine percent of Oak Hill Title Agency, LLC (“Oak Hill Title”) which provides title services for commercial and residential real estate transactions.  Accordingly, the Company’s results of operations are primarily dependent upon the results of operations of its subsidiaries.

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

               Oak Hill’s and Action’s profitability are significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Oak Hill and Action can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management’s control.

               The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2003. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine and three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

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

3. Liquidity and Capital Resources

               Like other financial institutions, the Company must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, and expenses. Control of the Company’s cash flow requires the anticipation of deposit flows and loan payments. The Company’s primary sources of funds are deposits, borrowings and principal and interest payments on loans. The Company uses funds from deposit inflows, proceeds from borrowings and principal and interest payments on loans primarily to originate loans, and to purchase short-term investment securities and interest-bearing deposits.

               At September 30, 2004, the Company had $239.8 million of certificates of deposit maturing within one year. It has been the Company’s historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management’s belief that maturing certificates of deposit over the next year will similarly be renewed with Oak Hill at market rates of interest without a material adverse effect on the results of operations.

               In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $163.9 million in advances from the Federal Home Loan Bank of Cincinnati (“FHLB”). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At September 30, 2004, the Company had $119.5 million of outstanding FHLB advances.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2004 and 2003

3. Liquidity and Capital Resources (continued)

               The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company’s customers. At September 30, 2004, the Company had total off-balance sheet contractual commitments consisting of $27.9 million to originate loans, or loans committed but not closed, $123.4 million in unused lines of credit and letters of credit totaling $15.5 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

               The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at September 30, 2004 by expiration period:

(In thousands)	One year or less	Two to three years	After three years	Total

Loan commitments	$27,898	$—	$—	$27,898
Unused lines of credit	56,564	18,475	48,373	123,412
Letters of credit	908	4,584	10,000	15,492

	$85,370	$23,059	$58,373	$166,802

4. Earnings Per Share

               Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options.  The computations were as follows for the nine and three-month periods ended September 30:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

	2004	2003	2004	2003

Weighted-average common shares outstanding (basic)	5,550,921	5,467,958	5,543,405	5,517,166
Dilutive effect of assumed exercise of stock options	143,956	145,117	136,450	166,701

Weighted-average common shares outstanding (diluted)	5,694,877	5,613,075	5,679,855	5,683,867

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2004 and 2003

5.  Critical Accounting Policies

               The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgments in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  The following critical accounting policies are based upon judgments and assumptions by management that include inherent risks and uncertainties.

               Allowance for Losses on Loans:  The balance in the allowance is an accounting estimate of probable but unconfirmed and unrecorded asset impairment that has occurred in the Company’s loan portfolio as of the date of the consolidated financial statements. It is the Company’s policy to provide valuation allowances for estimated losses on loans based upon past loss experience, adjusted for changes in trends and conditions of the certain items, including:

•	Local market areas and national economic developments;

•	Levels of and trends in delinquencies and impaired loans;

•	Levels of and trends in recoveries of prior charge-offs;

•	Adverse situations that may affect specific borrowers’ ability to repay;

•	Effects of any changes in lending policies and procedures;

•	Credit concentrations;

•	Experience, ability, and depth of lending management and credit administration staff;

•	Volume and terms of loans; and

•	Current collateral values, where appropriate.

               When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan’s carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

               The Company accounts for its allowance for losses on loans in accordance with SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Both Statements require the Company to evaluate the collectibility of both contractual interest and principal loan payments.  SFAS No. 5 requires the accrual of a loss when it is probable that a loan has been impaired and the amount of the loss can be reasonably estimated. SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an alternative, at the loans’ observable market price or fair value of the collateral.

               A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans, consumer installment loans and credit card loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. These homogeneous loan groups are evaluated for impairment in accordance with SFAS No. 5.  With respect to the Company’s investment in commercial and other loans, and its evaluation of impairment thereof, management believes such loans are adequately collateralized and as a result impaired loans are carried as a practical expedient at the lower of cost or fair value.

               It is the Company’s policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral- dependent loans which become more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2004 and 2003

5. Critical Accounting Policies (continued)

               Mortgage Servicing Rights: Mortgage servicing rights are accounted for pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

               The mortgage servicing rights recorded by the Company, calculated in accordance with the provisions of SFAS No. 140, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the “economic” value of the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

               SFAS No. 140 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be amortized in proportion to and over the period of estimated net servicing income and assessed for impairment. Impairment is measured based on fair value.  The valuation of mortgage servicing rights is influenced by market factors, including servicing volumes and market prices, as well as management’s assumptions regarding mortgage prepayment speeds and interest rates.  Management utilizes periodic third-party valuations by qualified market professionals to evaluate the fair value of its capitalized mortgage servicing assets.

6.  Stock Incentive Plan

               The Company has a stock incentive plan that provides for grants of options of up to 1,200,000 authorized, but unissued shares of its common stock, restricted stock, stock appreciation rights, and other equity-based compensation. The Company accounts for its stock incentive plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing equity-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2004 and 2003

6.  Stock Incentive Plan (continued)

               The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock incentive plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company’s stock incentive plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro-forma amounts indicated below for the nine and three months ended September 30:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

(In thousands, except share data)	2004	2003	2004	2003

Net earnings:
As reported	$9,609	$9,341	$3,214	$3,254
Stock-based compensation, net of tax	(306)	(87)	(102)	(29)

Pro-forma net earnings	$9,303	$9,254	$3,112	$3,225

Basic earnings per share:
As reported	$1.73	$1.71	$.58	$.59
Stock-based compensation, net of tax	(.05)	(.02)	(.02)	(.01)

Pro-forma	$1.68	$1.69	$.56	$.58

Diluted earnings per share:
As reported	$1.69	$1.66	$.57	$.57
Stock-based compensation, net of tax	(.06)	(.01)	(.02)	—

Pro-forma	$1.63	$1.65	$.55	$.57

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

               A summary of the status of the Company’s stock options as of September 30, 2004 and December 31, 2003 and 2002 and changes during the periods ended on those dates is presented below:

	Nine months ended September 30,		Year Ended December 31,

	2004		2003		2002

	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of period	572,397	$17.36	718,717	$15.35	821,401	$15.02
Granted	—	—	68,000	30.46	1,000	21.85
Exercised	(106,764)	14.88	(210,820)	14.77	(101,284)	12.73
Forfeited	(900)	30.46	(3,500)	15.05	(2,400)	14.96

Outstanding at end of period	464,733	$17.91	572,397	$17.36	718,717	$15.35

Options exercisable at period end	396,966		503,730		640,842

Weighted-average fair value of options granted during the period		—		$9.31		$7.25

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2004 and 2003

6. Stock Incentive Plan (continued)

               The following information applies to options outstanding at September 30, 2004:

Range of exercise prices	Number outstanding

$6.67 – $10.00	24,400
$10.01 – $15.01	52,600
$15.02 – $22.52	320,633
$22.53 – $30.46	67,100

Total	464,733

Weighted-average exercise price	$17.91
Weighted-average remaining contractual life	7.3 years

7. Interest Rate Swap

               The Company entered into an interest rate swap in August 2004 to convert $5.0 million of its Oak Hill Capital Trust 1 junior subordinated debentures from fixed rate to variable rate. Under the agreement, the Company has agreed to receive interest from the counterparty on the $5.0 million notional amount at a floating rate of three-month LIBOR plus 5.35% and to pay interest at a fixed rate of 10.875%. The interest rate swap met the criteria required to qualify for the shortcut method of accounting for fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Based on this shortcut method of accounting, no ineffectiveness in the hedging relationship was assumed and any fair value change in the interest rate swap was offset by a fair value change in the junior subordinated debentures during the period.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2004 and 2003

Discussion of Financial Condition Changes from December 31, 2003 to September 30, 2004

               The Company’s total assets amounted to $1.0 billion at September 30, 2004, an increase of $79.6 million, or 8.5%, over the total at December 31, 2003. The increase in assets was funded primarily through an increase in deposits of $72.8 million, a $5.0 million increase in guaranteed preferred beneficial interests in the Company’s junior subordinated debentures, and a $5.0 million increase in stockholders’ equity, which were partially offset by a $3.4 million decrease in FHLB advances and a $1.6 million decrease in accrued interest payable and other liabilities.

               Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $3.9 million, or 3.9%, to a total of $104.0 million at September 30, 2004, compared to December 31, 2003. Investment securities increased by $2.7 million, as purchases of $35.5 million exceeded maturities and repayments of $18.2 million and sales of $14.2 million.  Federal funds sold increased by $26,000 during the nine-month period ended September 30, 2004.

               Loans receivable, including loans held for sale, totaled $875.1 million at September 30, 2004, an increase of $64.1 million, or 7.9%, over the comparable totals at December 31, 2003.  Loan disbursements totaled $358.0 million during the nine-month period ended September 30, 2004, which were partially offset by loan sales of $41.1 million and principal repayments of $249.2 million. Loan disbursements and sales volume decreased by $136.9 million and $121.8 million, respectively, as compared to the same period in 2003. Loan originations and sales volume declined primarily due to the decrease in origination and sales of residential real estate loans in the secondary market.  Growth in the loan portfolio during the nine months ended September 30, 2004 was comprised of a $33.4 million, or 23.7%, increase in commercial and other loans, a $26.0 million, or 8.0%, increase in commercial and residential real estate loans and a $5.2 million, or 7.2%, increase in installment loans, which were partially offset by a $42,000, or 2.4%, decrease in credit card loans.  The Company’s allowance for loan losses totaled $11.6 million at September 30, 2004, an increase of $796,000, or 7.4%, over the total at December 31, 2003. The allowance for loan losses represented 1.31% and 1.32% of the total loan portfolio at September 30, 2004 and December 31, 2003, respectively.  Net charge-offs totaled approximately $1.5 million and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively. The Company’s allowance represented 141.5% and 133.5% of nonperforming loans, which totaled $8.2 million and $8.1 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, nonperforming loans were comprised of $1.9 million in installment loans, $4.0 million of loans secured primarily by commercial real estate, $1.3 million in commercial and other loans and $1.0 million of loans secured by one-to-four family residential real estate. In management’s opinion, all nonperforming loans were adequately collateralized or reserved for at September 30, 2004.

               Deposits totaled $790.7 million at September 30, 2004, an increase of $72.8 million, or 10.1%, over the total at December 31, 2003.  The increase resulted primarily from new brokered deposits, new certificate of deposit products and management’s marketing efforts to attract demand deposits.  Brokered deposits continued to be an integral part of the Company’s overall funding strategy due to competitive rates and lower operational costs compared with retail deposits.  Brokered deposits totaled $106.3 million with a weighted-average cost of 2.64% at September 30, 2004, as compared to the $93.6 million in brokered deposits with a 3.04% weighted-average cost at December 31, 2003.  Proceeds from deposit growth were used primarily to fund loan originations.

               Advances from the Federal Home Loan Bank totaled $119.5 million at September 30, 2004, a decrease of $3.4 million, or 2.7%, from the total at December 31, 2003.  Securities sold under agreements to repurchase totaled $6.2 million at September 30, 2004, an increase of $1.9 million, or 42.7% from the total at December 31, 2003.

               On August 20, 2004, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 2 (the “Trust”), issued $5.0 million of mandatorily redeemable debt securities. The debt securities issued by the Trust are included in the Company’s regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures and common securities were used by the Trust to purchase from the Company $5.0 million of subordinated debentures maturing on October 18, 2034. The subordinated debentures are the sole asset of the Trust, and the Company owns all of the common securities of the Trust. Interest payments on the debt securities are to be made quarterly at an annual fixed rate of interest of 6.24% through October 18, 2009 and at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 2.40% thereafter. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were contributed to the capital of Oak Hill Banks on August 24, 2004.

               The Company’s stockholders’ equity amounted to $84.9 million at September 30, 2004, an increase of $5.0 million, or 6.2%, from the balance at December 31, 2003. The increase resulted primarily from net earnings of $9.6 million and proceeds from options exercised of $1.6 million which were partially offset by the Company’s repurchase of 134,936 outstanding shares of its common stock at a weighted-average price of $32.38 per share totaling $4.4 million and $2.5 million in dividends declared on common stock.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2004 and 2003

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2004 and 2003

General

               Net earnings for the nine months ended September 30, 2004 totaled $9.6 million, a $268,000, or 2.9%, increase over the net earnings reported in the comparable 2003 period. The increase in earnings resulted primarily from a $2.9 million increase in net interest income, a $220,000 decrease in provision for losses on loans, and a $174,000 decrease in provision for federal income taxes, which were partially offset by a $1.8 million increase in general, administrative and other expense and a $1.2 million decrease in other income.

Net Interest Income

               Total interest income for the nine months ended September 30, 2004, amounted to $43.5 million, an increase of $2.5 million, or 6.1%, over the comparable 2003. Interest income on loans totaled $40.8 million, an increase of $2.2 million, or 5.7%, over the 2003 period.  This increase resulted primarily from a $113.1 million, or 15.3%, increase in the weighted-average (“average”) portfolio balance to a total of $851.5 million for the nine months ended September 30, 2004, which was partially offset by a 59 basis point decrease in the average fully-taxable equivalent yield, to 6.42% for the nine month period ended September 30, 2004.  Interest income on investment securities and other interest-earning assets increased by $317,000, or 13.4%. The increase resulted primarily from a $3.7 million, or 4.2%, increase in the average portfolio balance, to a total of $91.3 million for the nine months ended September 30, 2004, coupled with a 29 basis point increase in the average fully-taxable equivalent yield, to 4.37% for the nine months ended September 30, 2004.

               Total interest expense amounted to $15.1 million for the nine months ended September 30, 2004, a decrease of $358,000, or 2.3%, from the comparable 2003 period. Interest expense on deposits decreased by $320,000, or 2.7%, to a total of $11.5 million for the nine months ended September 30, 2004. The decrease resulted primarily from a 36 basis point decrease in the average cost of deposits, to 2.01% for the nine months ended September 30, 2004, which was partially offset by a $100.2 million, or 15.0%, increase in the average portfolio balance, to a total of $767.4 million for the nine months ended September 30, 2004. Interest expense on borrowings decreased by $38,000, or 1.1%, for the nine months ended September 30, 2004. The decrease was due to a 33 basis point decrease in the average cost of borrowings, to 4.06%, which was partially offset by a $7.7 million, or 7.0%, increase in the average borrowings outstanding for the nine months ended September 30, 2004. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the continued lower interest rate environment for the nine month periods ended September 30, 2004 and 2003, respectively.

               As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.9 million, or 11.2%, for the nine months ended September 30, 2004, as compared to the same period in 2003. The interest rate spread decreased by 9 basis points, to 3.95% for the nine months ended September 30, 2004, compared to 4.04% for the nine months ended September 30, 2003. The fully-taxable equivalent net interest margin decreased by 11 basis points, from 4.20% to 4.09% for the nine months ended September 30, 2003 and 2004, respectively.

Provision for Losses on Loans

               A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, trends in the level of delinquent and problem loans, the volume and type of lending conducted by the Company, the status of past due principal and interest payments including any adverse situations that may affect the borrower’s ability to repay and general economic conditions, particularly as such conditions relate to the Company’s market area. As a result of such analysis, management recorded a $2.3 million provision for losses on loans for the nine months ended September 30, 2004, a decrease of $221,000, or 8.8%, compared to the same period in 2003. The provision for losses on loans for the nine months ended September 30, 2004 was predicated primarily upon the $64.7 million of growth in the gross loan portfolio, the $1.5 million of net loans charged-off during the current nine month period, and the increase in nonperforming loans from $8.1 million at December 31, 2003 to $8.2 million at September 30, 2004.

               Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 2004, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2004 and 2003

Other Income

               Other income totaled $7.5 million for the nine months ended September 30, 2004, a decrease of $1.2 million, or 14.0%, from the amount reported in the comparable 2003 period. This decrease resulted primarily from a $2.3 million, or 63.3%, decrease in gain on sale of loans, which was partially offset by a $976,000, or 36.2%, increase in service fees and charges, a $113,000, or 5.3%, increase in insurance commissions, and a $20,000, or 7.8%, increase in gain on sale of investment securities. During 2003, management recognized given a slightly rising interest rate environment that gains on sale of loans would decline from amounts recorded over the last two years.  As a result, management developed alternative sources of revenue such as a new overdraft protection program. The increase in service fees, charges and other income was due primarily to an increase in overdraft fees totaling $426,000, or 23.6%, for the nine months ended September 30, 2004, which were a result from the aforementioned overdraft protection program implemented in late March 2003.  The increase in insurance commissions was due primarily to increased premiums realized on sales of group health insurance.  The decrease in gain on sale of loans is attributable to the previously mentioned decrease in residential loan originations for sale in the secondary market.

General, Administrative and Other Expense

               General, administrative and other expense totaled $19.7 million for the nine months ended September 30, 2004, an increase of $1.8 million, or 9.8%, over the amount reported in the 2003 period. The increase resulted primarily from a $672,000 increase in franchise tax expense, a $694,000, or 14.4%, increase in other operating expenses, a $285,000, or 13.2%, increase in occupancy and equipment, and $143,000 in merger expenses related primarily to the merger between Oak Hill and the Ripley National Bank (the “Ripley merger”), which were partially offset by a $28,000, or 0.3%, decrease in employee compensation expense.

               The increase in occupancy and equipment expense was due primarily to an $89,000, or 16.2%, increase in rent expense, a $60,000, or 8.4%, increase in depreciation expense, an $82,000, or 14.5%, increase in maintenance, and a $29,000, or 12.8%, increase in insurance and utilities.  The increase in other expenses resulted primarily from a $118,000, or 26.7%, increase in professional fees, a $70,000, or 31.1%, increase in ATM expenses relating to upgrades of ATM equipment, a $54,000, or  27.8%, increase in credit card related expense, an $81,000 increase in shareholders’ expense, a $100,000, or 22.4%, increase in credit and collection expense, a $78,000, or 66.6%, increase in expenses associated with the previously mentioned overdraft protection program, coupled with incremental increases in other operating expenses year-to-year.  The increase in franchise taxes is due to a tax savings for 2003 resulting from the Oak Hill-Towne Bank merger.  The decrease in employee compensation expense is primarily attributable to a decrease in incentive accruals year-to-year.

Federal Income Taxes

               The provision for federal income taxes amounted to $4.4 million for the nine months ended September 30, 2004, a decrease of $174,000, or 3.8%, from the comparable 2003 period. The decrease resulted primarily from a $250,000 New Markets Tax Credit resulting from Oak Hill’s $5.0 million qualifying equity investment in its wholly-owned subsidiary Oak Hill Banks Community Development Corp., which was partially offset by a $93,000, or 0.7%, increase in earnings before taxes. The effective tax rates were 31.2% and 32.7% for the nine months ended September 30, 2004 and 2003, respectively.

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2004 and 2003

General

               Net earnings for the three months ended September 30, 2004 totaled $3.2 million, a $40,000, or 1.2%, decrease from the net earnings reported in the comparable 2003 period. The decrease in earnings resulted primarily from an $888,000 decrease in other income, a $799,000 increase in general, administrative and other expense, and a $36,000 increase in provision for losses on loans, which were partially offset by a $1.2 million increase in net interest income and a $452,000 decrease in provision for federal income taxes.

Net Interest Income

               Total interest income for the three months ended September 30, 2004, amounted to $14.9 million, an increase of $1.5 million, or 10.8%, from the comparable 2003 period. Interest income on loans totaled $14.0 million, an increase of $1.1 million, or 8.8%, over the 2003 period. This increase resulted primarily from a $109.5 million, or 14.4% increase in the weighted-average (“average”) portfolio balance, to a total of $872.2 million for the three months ended September 30, 2004, which was partially offset by a 29 basis point decrease in the average fully-taxable equivalent yield, to 6.41% for the three month period ended September 30, 2004.  Interest income on investment securities and other interest-earning assets increased by $329,000, or 52.3%. This increase resulted primarily from an $8.9 million, or 10.6%, increase in the average portfolio balance, to a total of $92.5 million for the three months ended September 30, 2004, coupled with a 113 basis point increase in the average fully-taxable equivalent yield, to 4.58% for the three months ended September 30, 2004.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2004 and 2003

               Total interest expense amounted to $5.2 million for the three months ended September 30, 2004, an increase of $227,000, or 4.5%, over the comparable 2003 period. Interest expense on deposits increased by $198,000, or 5.2%, to a total of $4.0 million for the three months ended September 30, 2004. The increase resulted primarily from a $107.9 million, or 15.9%, increase in the average portfolio balance, to a total of $785.9 million for the three months ended September 30, 2004, which was partially offset by a 20 basis point decrease in the average cost of deposits, to 2.02% for the three months ended September 30, 2004.  Interest expense on borrowings increased by $29,000, or 2.4%, for the three months ended September 30, 2004. The increase was due to an $8.7 million, or 7.5%, increase in the average borrowings outstanding for the three months ended September 30, 2004, which was partially offset by an 18 basis point decrease in the average cost of borrowings, to 3.94%. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the continued lower interest rate environment for the three month periods ended September 30, 2004 and 2003, respectively.

               As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.2 million, or 14.5%, for the three months ended September 30, 2004, as compared to the same period in 2003. The interest rate spread increased by 7 basis points, to 3.95% for the three months ended September 30, 2004, compared to 3.88% for the three months ended September 30, 2003. The fully-taxable equivalent net interest margin increased by 5 basis points, from 4.03% to 4.08% for the three months ended September 30, 2003 and 2004, respectively.

Provision for Losses on Loans

               A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, trends in the level of delinquent and problem loans, the volume and type of lending conducted by the Company, the status of past due principal and interest payments including any adverse situations that may affect the borrower’s ability to repay and general economic conditions, particularly as such conditions relate to the Company’s market area. As a result of such analysis, management recorded a $1.0 million provision for losses on loans for the three months ended September 30, 2004, an increase of $35,000, or 3.7%, compared to same period in 2003. The provision for losses on loans for the three months ended September 30, 2004 was predicated primarily upon the $29.5 million of growth in the gross loan portfolio, the increase in nonperforming loans from $6.5 million at June 30, 2004 to $8.2 million at September 30, 2004 and the $644,000 of net loans charged-off during the current quarter.

Other Income

               Other income totaled $2.4 million for the three months ended September 30, 2004, a decrease of $888,000, or 26.9%, from the amount reported in the comparable 2003 period. This decrease resulted primarily from a $1.0 million decrease in gain on sale of loans, a $36,000, or 32.1%, decrease in gain on investment securities transactions, and a $6,000, or 0.8%, decrease in insurance commissions, which were partially offset by a $172,000, or 17.2%, increase in service fees, charges and other income.  The decrease in gain on sale of loans is attributable to the previously mentioned decrease in residential loan originations for sale in the secondary market.  The increase in service fees, charges and other income was due primarily to a $53,000, or 7.1%, increase in overdraft fees, a $380,000 decrease in amortization and impairment of mortgage servicing rights, which the Company accounts for as a reduction in other income, coupled with incremental increases in other income accounts year-to-year.

General, Administrative and Other Expense

               General, administrative and other expense totaled $6.7 million for the three months ended September 30, 2004, an increase of $799,000, or 13.4%, over the amount reported in the 2003 period. The increase resulted primarily from a $224,000 increase in franchise taxes, a $67,000, or 1.9%, increase in employee compensation and benefits, a $124,000, or 17.7%, increase in occupancy and equipment, a $239,000, or 14.9%, increase in other expenses, and $143,000 in merger expenses related to the previously mentioned Ripley merger.

               The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations. The increase in occupancy and equipment expense was due primarily to a $40,000, or 21.6%, increase in rent expense, a $54,000, or 31.2%, increase in maintenance contracts, and an $18,000, or 7.2%, increase in depreciation expense. The increase in other expenses resulted primarily from a $73,000, or 54.0%, increase in credit and collection costs, a $30,000, or 23.8%, increase in professional fees, a $4,000 increase in costs associated with new fee generating services, a $29,000, or 37.1%, increase in ATM expenses, a $15,000, or 21.5%, increase in credit card related expense, and incremental increases in other operating expenses year-to-year.  The decrease in franchise taxes was attributable to a tax savings for 2003 resulting from the previously mentioned Oak Hill-Towne Bank merger.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2004 and 2003

Federal Income Taxes

               The provision for federal income taxes amounted to $1.2 million for the three months ended September 30, 2004, a decrease of $452,000, or 28.1%, from the amount recorded in the comparable 2003 period. The decrease resulted primarily from the previously mentioned $250,000 New Markets Tax Credit, coupled with a $492,000, or 10.1%, decrease in earnings before taxes. The effective tax rates were 26.5% and 33.1% for the three months ended September 30, 2004 and 2003, respectively.

Subsequent Event

               On October 9, 2004, the Company completed the acquisition of The Ripley National Bank (“Ripley”). Under terms of the agreement, the Company paid $5.5 million in cash for 100% of the common and preferred stock of Ripley subject to an $885,000 litigation reserve which was settled on October 22, 2004 for $350,000. The transaction was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of Ripley were recorded on the balance sheet at their respective fair values as of the closing date. The fair values are preliminary and are subject to refinement as information becomes available.

Item 3:	Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4:	Controls and Procedures

The Company’s principal executive officer and principal financial officer, based on their evaluation as of the end  of the period covered by this report, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Oak Hill Financial, Inc.
PART II – OTHER INFORMATION

Item1:	Legal Proceedings

Not applicable.

Item 2:	Changes in Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announce Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1, 2004 – July 31, 2004	—	$—	—	165,064

August 1, 2004 – August 31, 2004	—	$—	—	165,064

September 1, 2004 – September 30, 2004	—	$—	—	165,064

Total	—	$—	—	165,064

(1)

On February 26, 2004, the Company announced that its Board of Directors had authorized management to repurchase up to 300,000 shares of the Company’s common stock through open market or privately negotiated transactions. The authorization does not have an expiration date.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:	Other Information

On October 1, 2004, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 3 (“Trust 3”), issued $8.0 million of mandatorily redeemable debt securities. The debt securities issued by Trust 3 will be included in the Company’s regulatory capital, specifically as a component of Tier I capital. The proceeds from the issuance of the subordinated debentures and common securities were used by Trust 3 to purchase from the Company $8.0 million of subordinated debentures maturing on October 18, 2034. The subordinated debentures are the sole asset of Trust 3, and the Company owns all of the common securities of Trust 3. Interest payments on the debt securities are to be made quarterly at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 2.30%. The initial rate of interest is 4.31%. Interest payments will be reported as a component of interest expense on borrowings. As part of the closing, the trustee pre-paid $69,000, or 4 ½ months of interest based on the 4.31% initial rate of interest for the Company. The amortization of the pre-paid interest will be accounted for as a reduction in interest expense. The net proceeds received by the Company will be used for general corporate purposes and merger and acquisition activities, including the recently announced Lawrence Financial Holdings, Inc. pending merger.

Oak Hill Financial, Inc.
PART II – OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

Exhibits:

Exhibit Number		Description

31.1		Certification of Chief Executive Officer, R. E. Coffman, Jr., dated October 28, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2		Certification of Chief Financial Officer, Ron J. Copher, dated October 28, 2004, pursuant to Section 302 of SOX.

32.1		Certification of Chief Executive Officer, R. E. Coffman, Jr., dated October 28, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX.

32.2		Certification of Chief Financial Officer, Ron J. Copher, dated October 28, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company has filed the following current reports on Form 8-K with the Securities and Exchange Commission:

Form 8-K, dated July 20, 2004, filed with the Securities and Exchange Commission on July 21, 2004

	•	Press Release of Oak Hill Financial, Inc., dated July 20, 2004, announcing the Company’s signing of a definitive agreement to purchase The Ripley National Bank.

Form 8-K, dated October 9, 2004, filed with the Securities and Exchange Commission on October 14, 2004

•

Press Release of Oak Hill Financial, Inc., dated October 12, 2004, announcing the Company’s signing of a definitive agreement to purchase Lawrence Financial Holdings, Inc. and the completion of The Ripley National Bank purchase on October 9, 2004.

Form 8-K, dated October 15, 2004, filed with the Securities and Exchange Commission on October 18, 2004.

	•	Press Release of Oak Hill Financial, Inc., dated October 14, 2004, announcing the Company’s earnings for the nine and three months (“third quarter”) ended September 30, 2004.

SIGNATURES

               Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Hill Financial, Inc.

Date: October 28, 2004	By: /s/ R. E. Coffman, Jr.

R. E. Coffman, Jr.
President & Chief Executive Officer

Date: October 28, 2004	By: /s/ Ron J. Copher

Ron J. Copher
Chief Financial Officer