Form 10-K
period 2004-12-31
OAK HILL FINANCIAL INC
filed 2005-03-25
CIK 949953

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

                         Commission File Number 0-26876

                            OAK HILL FINANCIAL, INC.
             (Exact name of Registrant as specified in its charter)

                 Ohio                                 31-1010517
      (State or jurisdiction of          (I.R.S. Employer Identification Number)
    incorporation or organization)

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

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004 was $124,271,658.00. For purposes of this calculation, executive officers and directors of the registrant are considered affiliates.

      There were 5,577,903 shares of the registrant's common stock outstanding on March 18, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2004 are incorporated by reference into Part II and IV.

      Portions of the proxy statement dated March 18, 2005 for the Annual Meeting of Stockholders to be held April 12, 2005 are incorporated by reference into Part III.

================================================================================

                            OAK HILL FINANCIAL, INC.
                          2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                     Page
PART I
------
Item 1.    Business                                                                                    3
Item 2.    Properties                                                                                 18
Item 3.    Legal Proceedings                                                                          19
Item 4.    Submission of Matters to a Vote of Security Holders                                        19

PART II
-------
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                      20
Item 6.    Selected Financial Data                                                                    22
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations      31
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                 31
Item 8.    Financial Statements and Supplementary Data                                                31
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       31
Item 9A.   Controls and Procedures                                                                    31
Item 9B.   Other Information                                                                          33

PART III
--------
Item 10.   Directors and Executive Officers of the Registrant                                         34
Item 11.   Executive Compensation                                                                     34
Item 12.   Security Ownership of Certain Beneficial owners and Management and Related                 34
               Stockholder Matters                                                                    34
Item 13.   Certain Relationships and Related Transactions                                             34
Item 14.   Principal Accountant Fees and Services                                                     34

PART IV
-------
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                            34

SIGNATURES                                                                                            37

================================================================================

                                     PART I

Item 1. Business.

Oak Hill Financial, Inc.
------------------------

      Oak Hill Financial, Inc., an Ohio corporation (the "Company") formed in 1981, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to regulation by the Federal Reserve Board. The Company engages indirectly in the business of commercial banking and other permissible activities closely related to banking and consumer finance lending through five wholly owned subsidiaries, Oak Hill Banks ("Oak Hill"), Oak Hill Financial Insurance Agency, Inc. dba MPA Group Insurance Specialists ("MPA") and Oak Hill Capital Trust 1, 2, and 3 (the "Trusts"). The Company also owns forty-nine percent of Oak Hill Title Agency ("Oak Hill Title") which provides title services for commercial and residential real estate transactions. The Company provides management and similar services for its subsidiaries. Since it does not conduct any operating businesses itself, the Company must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information, see Note A of the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Stockholders, which is incorporated by reference in response to this item.

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

Lending Activities
------------------

      General. The Company generally makes loans in southern and central Ohio where its branches are located. The Company's principal lending activities are the origination of (i) conventional one-to-four family residential loans, and
(ii) commercial loans, most of which are secured by real estate located in the Company's primary market area. These loan categories accounted for approximately 94% of the Company's net loan portfolio at December 31, 2004. The Company also makes consumer loans, including installment loans, home equity lines of credit and second mortgages, and offers credit cards.

      Loan Portfolio Composition and Activity. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages for each of the last five years, along with a reconciliation to loans receivable, net of the allowance for loan losses.

================================================================================

====================================================================================================================================
                                                                   At December 31,
====================================================================================================================================
                                    2004                 2003                  2002                  2001                2000
====================================================================================================================================
                               Amount   Percent     Amount   Percent     Amount   Percent      Amount    Percent    Amount   Percent
====================================================================================================================================
Type of loan:

   1-4 family residential    $ 270,092     29.6%  $ 235,180     29.0%  $ 245,794     35.0%   $ 373,323     57.8%  $ 240,593    40.1%
   Commercial and other        584,201     64.0     513,848     63.3     391,586     55.8      216,611     33.5     275,500    46.0
   Consumer                     68,072      7.5      71,100      8.8      72,012     10.3       62,829      9.7      88,585    14.8
   Credit cards                  2,020      0.2       1,729      0.2       1,694      0.2        1,663      0.3       1,605     0.3
====================================================================================================================================

Total loans                    924,385    101.3     821,857    101.3     711,086    101.3      654,426    101.3     606,283   101.2

Less:
   Allowance for
      loan losses              (11,847)    (1.3)    (10,836)    (1.3)     (9,142)    (1.3)      (8,345)    (1.3)     (7,197)   (1.2)
====================================================================================================================================
Total loan receivable,
  net                        $ 912,538    100.0%  $ 811,021    100.0%  $ 701,944    100.0%   $ 646,081    100.0%  $ 599,086   100.0%
====================================================================================================================================

      The following is maturity information with respect to commercial loans at December 31, 2004.

====================================================================================================================================
                                  After one year                 After five years
Less than one year              through five years               through ten years                After ten years
====================================================================================================================================
             Weighted                        Weighted                        Weighted                         Weighted
             Average                         Average                         Average                          Average
Amount        Yield          Amount           Yield           Amount          Yield            Amount          Yield        Total
====================================================================================================================================
$151,917       5.71%         $121,647          6.08%         $ 78,619          6.00%          $232,018          6.58%     $584,201
====================================================================================================================================

      As of December 31, 2004, there were $191.3 million fixed-rate and $241.0 million variable-rate commercial loans maturing in more than one year.

      Loans Secured by One- to Four-Family Real Estate. A significant portion of the Company's lending activity is the origination of permanent conventional loans secured by one-to four-family residences located within the Company's primary market area. The Company typically makes adjustable rate mortgage loans and holds the loans in portfolio. More than 49% of the Company's portfolio of permanent conventional mortgage loans secured by one-to four-family residences are adjustable rate. The Company also underwrites fixed-rate residential mortgage loans, and may sell those loans on a servicing-retained basis in the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC") or to the Federal National Mortgage Association ("FNMA"), or on a servicing-released basis to another financial institution.

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

      The aggregate amount of the Company's one-to four-family residential real estate loans totaled approximately $270.1 million at December 31, 2004, and represented 29.6% of net loans at such date. At such date, loans secured by residential real estate with outstanding balances of approximately $3.2 million, or 1.2%, of its total one-to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing.

      Commercial Loans. The Company is also active in commercial lending, primarily to smaller businesses in the Company's primary market area. These loans are typically secured by commercial real estate and priced in relation to the prime rate or the one year, three year or five year U.S. Treasury Index. Such loans generally have terms of up to 25 years and loan-to-value ratios of up to 80%. The Company also makes commercial loans secured by collateral other than real estate and unsecured commercial loans. Other

================================================================================

secured and unsecured commercial loans are also typically priced at spreads to prime or the one year, three year or five year U.S. Treasury Index and have maturities of up to five years.

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

      The aggregate amount of the Company's commercial loans without real estate as primary or secondary collateral totaled approximately $173.8 million at December 31, 2004, and represented 29.7% of commercial loans at that date. At such date, commercial loans without real estate as primary or secondary collateral that were more than 90 days delinquent or nonaccruing totaled approximately $404,000, or 0.3% of such loans. The aggregate amount of the Company's commercial loans with real estate as primary or secondary collateral was approximately $410.4 million at December 31, 2004, and at such date, approximately $2.0 million in outstanding balances, or 0.5% of such loans, were more than 90 days delinquent or nonaccruing.

      Consumer Loans. The Company offers several consumer loan products, including installment loans, home equity lines of credit and credit cards.

      The Company has developed working relationships with several car dealerships in its market area, and is able to do some financing of new and used cars through these relationships. The Company generally finances cars that are seven years old or newer. These loans generally have fixed rates and maturities of 36 to 72 months.

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

      At December 31, 2004, the Company had approximately $70.1 million in its consumer loan and credit card portfolio, which was 7.7% of the Company's total net loans. Approximately $603,000 of these loans were over 90 days delinquent or nonaccruing on that date, which represented 0.9% of the consumer loan portfolio.

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

================================================================================

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

      When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been reached, Oak Hill will contact an attorney and request that the required 30-day prior notice of foreclosure or repossession proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. Historically, this procedure has aided in achieving a low level of nonperforming loans and, as of December 31, 2004, only $6.3 million or 0.7% of the Company's total loan portfolio was over 90 days delinquent or nonaccruing. As of December 31, 2004, the Company's level of nonperforming assets to total assets was 0.7%.

      If a credit card account becomes 10 days delinquent, a notice is sent to the account holder demanding that the payment be made to bring the account current. Another notice is sent to the cardholder if the account becomes 20 days delinquent. If payment is not received within 30 days, authorization requests are denied, a message about the delinquency appears on the cardholder's account statement, and a follow-up telephone call is made. These telephone collection efforts and account statement messages continue until the account is deemed uncollectible. Legal action is considered during this time. As of December 31, 2004, approximately $14,000 in outstanding balances, or 0.7% of credit card loans were nonperforming.

      At December 31, 2004, the Company had $1.6 million in real estate or other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such real estate is classified as "other real estate owned" until it is sold and is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling expenses. Any subsequent write-down is charged to expense. Generally, unless the property is a one-to-four family residential dwelling and well-collateralized, interest accrual ceases in 90 days, but no later than the date of acquisition. From that date, all costs incurred in maintaining the property are expensed. "Other real estate owned" is appraised during the foreclosure process, prior to the time of acquisition, and losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

      The Company had $3.8 million and $4.0 million of impaired loans, as defined under SFAS No. 114, at December 31, 2004 and 2003, respectively. The Company maintained an allowance for credit losses related to such impaired loans of $1.3 million and $982,000 at December 31, 2004 and 2003, respectively.

================================================================================

      The following is a summary of the Company's loan loss experience and selected ratios for the periods presented.

=============================================================================================================================
                                                                             Year Ended December 31,
=============================================================================================================================
                                                       2004           2003            2002            2001             2000
=============================================================================================================================
                                                                              (Dollars in thousands)
Allowance for loan losses                           $ 10,836        $  9,142        $  8,345        $  7,197        $  6,132
   (beginning of period)
Loans charged-off:
   1-4 family residential                                226             129             215             172             219
   Multi-family and commercial real estate             1,214             226           1,064              50              37
   Commercial and industrial                             334             442             148             239               2
   Consumer                                            1,771           1,355           1,136           1,365           1,155
=============================================================================================================================
     Total loans charged-off                           3,545           2,152           2,563           1,826           1,413

Recoveries of previously charged-off loans:
   1-4 family residential                                 35              27              14              20              20
   Multi-family and commercial real estate               604              62             118              28               3
   Commercial and industrial                              99              14             103               8               1
   Consumer                                              553             396             368             327             191
=============================================================================================================================
     Total recoveries                                  1,291             499             603             383             215
=============================================================================================================================
Net loans charged-off                                  2,254           1,653           1,960           1,443           1,198
Provision for losses on loans                          3,136           3,347           2,757           2,591           2,263
Allowance of acquired institution
     and other                                           129              --              --              --              --
=============================================================================================================================

Allowance for loan losses
   (end of period)                                  $ 11,847        $ 10,836        $  9,142        $  8,345        $  7,197
=============================================================================================================================

Loans outstanding:
   Average, net                                     $869,849        $754,519        $690,545        $623,486        $557,038
   End of period                                    $924,385        $821,857        $711,086        $654,426        $606,283
Ratio of allowance for loan losses to
   loans outstanding at end of period                   1.28%           1.32%           1.29%           1.28%           1.19%
Ratio of net charge-offs to average
   loans outstanding                                    0.26%           0.22%           0.28%           0.23%           0.22%
=============================================================================================================================

      At December 31, 2004, 2003 and 2002, the Company had nonperforming loans totaling $6.3 million, $8.1 million, and $7.3 million, respectively. Interest income that would have been recognized if such loans had performed in accordance with contractual terms totaled approximately $406,000, $508,000, and $357,000, for the years ended December 31, 2004, 2003 and 2002, respectively. There was no interest income recognized on such loans during any of the periods.

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

      Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2004, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the southern and central Ohio economy and employment levels could result in the Company experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

================================================================================

      The following table summarizes nonperforming assets by category.

===============================================================================================================================
                                                                      Year Ended December 31,
===============================================================================================================================
                                                    2004            2003             2002             2001              2000
===============================================================================================================================
(Dollars in thousands)

Real estate:
   Nonaccrual                                    $   3,144        $   2,235        $   1,105        $     386        $     436
   Past due 90 days or more(1)                         121               98              515               40              158
Commercial and industrial:
   Nonaccrual                                        1,858            4,153            4,345            2,813              205
   Past due 90 days or more(1)                         606               21              435              993            1,487
Consumer and other:
   Nonaccrual                                          538            1,213              579              492              422
   Past due 90 days or more(1)                          64              399              317              492              161
===============================================================================================================================
     Total nonperforming loans                       6,331            8,119            7,296            5,216            2,869

Other real estate owned                              1,614              585            1,587              232
===============================================================================================================================
     Total nonperforming assets                  $   7,945        $   8,704        $   7,296        $   6,803        $   3,101
===============================================================================================================================

Loans outstanding                                $ 924,385        $ 821,857        $ 711,086        $ 654,426        $ 606,283
Allowance for loan losses to
   total loans                                        1.28%            1.32%            1.29%            1.28%            1.19%
Nonperforming loans to total loans                    0.69             0.99             1.03             0.80             0.47
Nonperforming assets to total assets                  0.73             0.93             0.88             0.87             0.45
Allowance for loan losses to
   nonperforming loans                               187.1%           133.5%           125.3%           160.0%           250.9%
===============================================================================================================================

(1) Represents accruing loans 90 days or more delinquent that are considered by management to be well secured and in the process of collection.

      As of December 31, 2004, loans where borrowers were experiencing potential credit problems that raised doubts as to the ability of those borrowers to comply with the present loan repayment terms were included in the nonaccrual, past due 90 days or more or restructured categories.

      Allocation of Allowance for Losses on Loans. The table below presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.

====================================================================================================================================
                                                                    December 31,
====================================================================================================================================
                              2004                 2003                 2002                 2001                 2000
====================================================================================================================================
                                       Percent              Percent               Percent              Percent              Percent
                                      of loans             of loans              of loans             of loans             of loans
                                       in each              in each               in each              in each              in each
                                      category             category              category             category             category
                                      to total             to total              to total             to total             to total
                             Amount   loans(1)    Amount   loans(1)    Amount    loans(1)   Amount    loans(1)   Amount    loans(1)
====================================================================================================================================
                                                               (Dollars in thousands)
Balance at end of period
   applicable to:
1-4 family residential        $   492    29.2%   $   526     28.6%     $  363       34.6%    $2,849      57.0%    $2,506      39.7%
Commercial and other           10,368    63.2      8,793     62.5       5,990       55.1      1,715      33.1      1,508      45.4
Consumer                          925     7.4      1,440      8.7         936       10.1      2,164       9.6      1,903      14.6
Credit cards                       62     0.2         77      0.2          51        0.2         60       0.3         53       0.3
Unallocated                        --      --         --       --       1,802         --      1,557        --      1,227        --
====================================================================================================================================
Total                         $11,847   100.0%   $10,836    100.0%     $9,142      100.0%    $8,345     100.0%    $7,197     100.0%
====================================================================================================================================

(1) Percentages are base upon loans gross of the allowance for loan losses.

================================================================================

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

            =================================================================================
                                                                     At December 31,
            =================================================================================
                                                             2004        2003          2002
            =================================================================================
                                                                 (Dollars in thousands)
            Held-to-maturity:
               Trust preferred securities                  $ 3,640      $ 3,659      $ 2,575

            Available-for-sale:
               U.S. Government and agency obligations       61,408       58,490       64,798
               State and local government obligations       26,769       17,211       16,257
               Other securities                                206          185          159
            =================================================================================
                 Total investment securities
                      available-for-sale                    88,383       75,886       81,214
            =================================================================================
                 Total investment securities               $92,023      $79,545      $83,789
            =================================================================================

      The following table reflects the maturities of the Company's investment securities at December 31, 2004.

====================================================================================================================================
                                           Due in       Due after one year    Due after five years
                                    one year or less    through five years     through ten years      Due after ten years
====================================================================================================================================
                                    Amount      Rate     Amount      Rate      Amount      Rate        Amount       Rate      Total
====================================================================================================================================
Held-to-maturity:
   Trust preferred securities      $    --        --    $    --        --     $    --        --       $ 3,640       8.45%    $ 3,640

Available-for-sale:
   U.S. Government and
     agency obligations                503      7.13%    11,292      3.81%      8,477      5.12%       41,136       5.73%     61,408
   Municipal obligations               314      5.13%     1,702      4.30%      5,437      4.72%       19,316       4.94%     26,769
   Other securities                     --        --         --        --          --        --           206         --         206
====================================================================================================================================
Total available-for-sale
     securities                        817      6.36%    12,994      3.87%     13,914      4.96%       60,658       5.46%     88,383
====================================================================================================================================
Total investment securities        $   847      6.36%   $12,994      3.87%    $13,914      4.96%      $64,298       5.63%    $92,023
====================================================================================================================================

================================================================================

Source of Funds
---------------

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

==================================================================================================================
                                                                 At December 31,
==================================================================================================================
                                           2004                      2003                      2002
==================================================================================================================
                                    Amount      Percent       Amount      Percent       Amount       Percent
==================================================================================================================
                                                           (Dollars in thousands)
Demand deposits                    $ 88,712       10.3%      $ 66,712        9.3%      $ 61,847        9.3%
Savings accounts                     58,978        6.8         48,224        6.7         44,353        6.7
NOW accounts                         65,395        7.6         62,033        8.6         59,359        9.0
Money market deposits                 9,249        1.1          7,644        1.1          7,558        1.1
Premium investment                   53,093        6.1         35,474        4.9         40,604        6.1
Select investment                    27,197        3.2         33,426        4.7         27,896        4.2
==================================================================================================================
   Total transaction accounts       302,624       35.1        253,513       35.3        241,617       36.4

Certificates of deposit:
   1.00 - 2.99%                     344,757       40.0        286,245       39.9         95,377       14.4
   3.00 - 4.99%                     203,406       23.6        162,541       22.6        296,053       44.6
   5.00 - 6.99%                      10,909        1.3         15,447        2.2         30,641        4.6
   7.00 - 8.00%                         400         --             75         --            125         --
==================================================================================================================
   Total certificates of
         deposit                    559,472       64.9        464,308       64.7        422,196       63.6
==================================================================================================================
Total deposits                     $862,096      100.0%      $717,821      100.0%      $663,813      100.0%
==================================================================================================================

         The following table presents various interest rate categories and certain information concerning maturities of the Company's certificates of deposit at December 31, 2004.

==================================================================================================================
                                                              One to                  Over
                                        Within                 three                  three
Certificate of deposit accounts        one year                years                  years               Total
==================================================================================================================
                                                                     (In thousands)
3.00% and less                         $195,856               $204,492               $    648           $400,996
3.01 to 4.00%                            19,428                 27,244                 41,254             87,926
4.01 to 5.00%                            21,390                 24,432                 15,902             61,724
5.01 to 6.00%                             1,055                  2,994                  2,653              6,702
6.01 to 7.00%                             1,156                    647                     --              1,803
7.01 to 8.00%                               314                      7                     --                321
==================================================================================================================
   Total                               $239,199               $259,816               $ 60,457           $559,472
==================================================================================================================

================================================================================

      The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater, by time remaining until maturity, as of December 31, 2004.

            ============================================================
                    Maturity period                           Amount
            ============================================================
                                                         (In thousands)

            Three months or less                            $ 10,397
            Over three months through six months              30,891
            Over six through twelve months                    43,742
            Over twelve months                               143,059
            ============================================================
              Total                                         $228,089
            ============================================================

      Borrowings. In addition to deposits and repayment of loan principal, the Company obtains funds necessary for its lending activities and other general business purposes through loans (advances) from the Federal Home Loan Bank ("FHLB") of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and the total of outstanding advances. The Company typically utilizes FHLB advances to fund loans and to meet short-term liquidity needs. As of December 31, 2004, Oak Hill had outstanding FHLB advances totaling $105.6 million. See Note F to the consolidated financial statements for additional information regarding FHLB advances. The Company also has arrangements to borrow funds from commercial banks.

      In March 2000, a Delaware trust owned by the Company, Oak Hill Capital Trust 1 ("Trust 1"), issued $5.0 million of mandatorily redeemable debt securities. The debt securities issued by the Trust are included in the Company's regulatory capital, specifically as a component of Tier I capital. The subordinated debentures are the sole assets of the Trust, and the Company owns all of the common securities of the Trust. Interest payments on the debt securities are made semi-annually at an annual fixed interest rate of 10.875% and are reported as a component of interest expense on borrowings.

      During 2004, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 2 ( "Trust 2"), issued $5.0 million of mandatorily redeemable debt securities. The debt securities issued by Trust 2 are included in the Company's regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures and common securities were used by Trust 2 to purchase from the Company $5.0 million of subordinated debentures maturing on October 18, 2034. The subordinated debentures are the sole asset of Trust 2, and the Company owns all of the common securities of Trust 2. Interest payments on the debt securities are to be made quarterly at an annual fixed rate of interest of 6.24% through October 18, 2009 and at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 2.40% thereafter. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were contributed to the capital of Oak Hill during 2004.

      On October 1, 2004, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 3 ("Trust 3"), issued $8.0 million of mandatorily redeemable debt securities. The debt securities issued by Trust 3 are included in the Company's regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures and common securities were used by Trust 3 to purchase from the Company $8.0 million of subordinated debentures maturing on October 18, 2034. The subordinated debentures are the sole asset of Trust 3, and the Company owns all of the common securities of Trust 3. Interest payments on the debt securities are to be made quarterly at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 2.30%. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were used for merger activity and general corporate activity.

================================================================================

      The following table sets forth the maximum amount of the Company's FHLB advances and other borrowings outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances and other borrowings for such periods:

            ====================================================================================
                                                               Year Ended December 31,
            ====================================================================================
                                                          2004           2003           2002
            ====================================================================================
                                                                (Dollars in thousands)
            Maximum amount outstanding:

              FHLB advances                             $119,520       $134,030       $ 99,346
              Junior subordinated debentures              18,000          5,000          5,000
              Other borrowings                             9,277          8,346          8,303
            ====================================================================================
                Total                                   $146,797       $147,376       $112,649
            ====================================================================================
            Average amount of FHLB advances
              and other borrowings outstanding          $124,514       $117,328       $101,818
            ====================================================================================
            Weighted-average interest rate of
              total borrowings                              4.28%          3.63%          4.85%
            ====================================================================================

      The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

            ====================================================================================
                                                               Year Ended December 31,
            ====================================================================================
                                                          2004           2003           2002
            ====================================================================================
                                                                    (In thousands)
            FHLB advances                               $105,601       $122,887       $ 86,055
            Junior subordinated debentures                18,000          5,000          5,000
            Other borrowings                               8,059          7,465          8,303
            ====================================================================================
                Total borrowings                        $131,660       $135,352       $ 99,358
            ====================================================================================

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

--------------------------------------------------------------------------------

      The following table contains information regarding the amounts of various categories of assets and liabilities contractually repricing within the periods indicated without consideration of loan prepayment assumptions or deposit decay assumptions:

====================================================================================================================================
December 31, 2004                                                    Year Ending December 31,
====================================================================================================================================
                                                 2005            2006            2007            2008   2009 and after        Total
====================================================================================================================================
Interest-rate sensitive assets:
   Federal funds sold                      $      988      $       --      $       --      $       --             --     $      988
   Interest-bearing deposits                    1,374                             343                                         1,717
   Investment securities                       21,358          13,990          15,633          11,692         29,350         92,023
   Loans receivable                           420,620         127,625         139,581          95,184        129,528        912,538
   Other interest-earning assets                  187              --              --              --         16,708         16,895
====================================================================================================================================
     Total                                    444,527         141,615         155,557         106,876        175,586      1,024,161

Interest-rate sensitive liabilities:
   Deposits                                   576,654         105,643          30,290          46,896         13,901        773,384
   Borrowings                                  63,531           6,544           6,745           1,061         53,779        131,660
====================================================================================================================================
     Total                                    640,185         112,187          37,035          47,957         67,680        905,044
====================================================================================================================================
Excess (deficiency) of interest-rate
   sensitive assets over interest-rate
   sensitive liabilities                   $ (195,658)     $   29,428      $  118,522      $   58,919     $  107,906     $  119,117
====================================================================================================================================
Cumulative excess (deficiency) of
   interest-rate sensitive assets
   over interest-rate sensitive
   liabilities                             $ (195,658)     $ (166,230)     $  (47,708)     $   11,211     $  119,117     $  119,117
====================================================================================================================================
Cumulative interest-rate sensitivity
   gap to total assets                         (18.07)%        (15.35)%         (4.41)%          1.04%         10.98%         10.98%
====================================================================================================================================

====================================================================================================================================
December 31, 2003                                                         Year Ending December 31,
====================================================================================================================================
                                                 2004            2005            2006            2007   2008 and after        Total
====================================================================================================================================
Interest-rate sensitive assets:
   Federal funds sold                      $      123      $       --      $       --      $       --     $       --     $      123
   Interest-bearing deposits                    1,162              --              --              --             --          1,162
   Investment securities                       20,904          11,222          11,813           7,467         28,139         79,545
   Loans receivable                           355,313          77,896         117,575          97,255        162,982        811,021
   Other interest-earning assets                   --              --              --              --          5,998          5,998
====================================================================================================================================
Total                                         377,502          89,118         129,388         104,722        197,119        897,849

Interest-rate sensitive liabilities:
   Deposits                                   440,734         127,304          31,345          20,334         31,392        651,109
   Borrowings                                  53,832          13,190           7,059           6,743         54,528        135,352
====================================================================================================================================
     Total                                    494,566         140,494          38,404          27,077         85,920        786,461
====================================================================================================================================
Excess (deficiency) of interest-rate
   sensitive assets over interest-rate
   sensitive liabilities                   $ (117,064)     $  (51,376)     $   90,984      $   77,645     $  111,199     $  111,388
====================================================================================================================================
Cumulative excess (deficiency) of
   interest-rate sensitive assets
   over interest-rate sensitive
   liabilities                             $ (117,064)     $ (168,440)     $  (77,456)     $      189     $  111,388     $  111,388
====================================================================================================================================
Cumulative interest-rate sensitivity
   gap to total assets                         (12.48)%        (17.95)%         (8.26)%          0.02%         11.87%         11.87%
====================================================================================================================================

================================================================================

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

      The following table reflects, as of December 31, 2004, projected changes in the Company's twelve-month net interest income as a percentage of net interest income assuming parallel and proportional interest rate shocks.

            ======================================================================================
                                                Rate Shock Analysis
            ======================================================================================
                                         ALCO Limit           Parallel              Proportional
                Twelve-Month            Twelve-Month          Interest                Interest
             Net Interest Income        Net Interest            Rate                    Rate
                   Changes             Income Changes           Shock                   shock
            ======================================================================================
              +300 basis points             -30%               -7.378%                 17.963%
              +200 basis points             -20%               -4.362%                 12.751%
              +100 basis points             -15%               -1.992%                  6.646%
              -100 basis points             -15%                0.710%                 -6.463%
            ======================================================================================

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

================================================================================

Personnel
---------

      At December 31, 2004, the Company and its subsidiaries employed 402 persons on a full-time basis and 58 persons on a part-time basis.

Executive Offices
-----------------

      The Company's executive office is located at 14621 State Route 93, Jackson, Ohio 45640 and its telephone number is (740) 286-3283.

Subsidiaries
------------

      The Company owns all of the outstanding stock of Oak Hill Banks, an Ohio state-chartered bank, which was founded in 1902. The Company owns all of the outstanding stock of Oak Hill Capital Trust 1, a Delaware statutory trust that was formed in 2000. The Company owns all of the outstanding stock of Oak Hill Capital Trust 2 and Oak Hill Capital Trust 3, Delaware statutory trusts that were formed in 2004. The Company owns all of the outstanding stock of Oak Hill Financial Insurance Agency, Inc., which conducts business as MPA Group Insurance Specialists, a group health insurance and employee benefits agency acquired in August 2001. In addition, the Company has a 49% ownership interest in Oak Hill Title Agency, LLC, a limited liability company that was formed in 2001 and commenced operations in January 2002 to provide title services for commercial and residential real estate transactions.

Regulation
----------

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

================================================================================

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

================================================================================

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

      Control by Management; Anti-Takeover Provisions. Evan E. Davis, John D. Kidd and D. Bruce Knox (the "Principal Stockholders") beneficially own in the aggregate approximately 21.8% of the outstanding shares of Common Stock of the Company at December 31, 2004. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company. For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes. Assuming that the Principal Stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Ohio requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company's articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire ownership or control of the Company, and the Principal Stockholders would be able to defeat any acquisition proposal that requires approval of the Company's stockholders, if the Principal Stockholders chose to do so. In addition, the Principal Stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company. The Company has 3,000,000 shares of authorized but unissued preferred stock, par value $ .01 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company. In December 1997, the Board of Directors of the Company approved and adopted a stockholder rights plan that contemplates the issuance of rights to purchase preferred stock of the Company to the Company's common stockholders of record as of February 17, 1998, as set forth in the Rights Agreement entered into between the Company and Fifth Third Bank on January 23, 1998. On December 26, 2000, the Company amended the Rights Agreement to appoint Registrar and Transfer Company as successor Rights Agent under the Rights Agreement due to the resignation of Fifth Third Bank as Rights Agent. The Board of Directors of the Company approved the appointment of Registrar and Transfer Company pursuant to a resolution dated November 14, 2000. John D. Kidd and Evan E. Davis also have entered into a Buy-Sell Agreement dated April 11, 2001 (the "Agreement"), whereby in the event of either one's death, the survivor shall have the right to purchase some or all of the shares of the Company held by the deceased's estate. In connection with the Agreement, Mr. Kidd and Mr. Davis each have executed a Limited Power of Attorney giving the other sole right, power and authority to vote all of the shares of the Company that he holds in the event of his incapacity.

      Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price. The Common Stock is traded on the Nasdaq National Market under the symbol "OAKF." During the 12 months ending March 11, 2005, the average weekly trading volume in the Common Stock has been approximately 59,000 shares per week. There can be no assurance given as to the

================================================================================

liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current shareholders. The Principal Shareholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act. The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

      Dependence on Management. The Company's success depends to a great extent on its senior management, including its Chairman, John D. Kidd; President and Chief Executive Officer, R. E. Coffman, Jr.; Executive Vice President and Chief Administrative Officer, David G. Ratz; Vice President, Scott J. Hinsch, Jr.; Executive Vice President, Chief Financial Officer, Secretary and Treasurer, Ron
J. Copher; and Executive Vice President and Chief Information Officer, D. Bruce Knox. The loss of their individual services could have a material adverse impact on the Company's financial stability and its operations. In addition, the Company's future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company's financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company's management. The Company does not own "key man" life insurance on the lives of any of its senior management.

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

Item 2. Properties.

      As of December 31, 2004 the registrant and its subsidiaries operate from 30 full-service banking offices and __ loan production offices in Ohio. In addition, the Company operates two executive offices in Jackson, Ohio and an operations center in Mason, Ohio. The offices are located in the following counties:

              ===================================================================================
                                                     Subsidiaries
              ===================================================================================
                                  Oak Hill         Oak Hill                       Oak Hill
              County           Financial, Inc.       Banks          MPA       Title Agency, LLC
              ===================================================================================
              Athens                --                 2            --                --
              Brown                 --                 2            --                --
              Butler                --                 3            --                --
              Franklin              --                 2            --                --
              Gallia                --                 1            --                --
              Hamilton              --                 3            --                --
              Hocking               --                 1            --                --
              Jackson(1)             1                 6             1                --
              Montgomery            --                 1            --                --
              Lawrence              --                 1            --                --
              Pickaway              --                 1            --                --
              Ross                  --                 4            --                --
              Scioto                --                 4            --                 1
              Vinton                --                 1            --                --
              Warren(2)             --                 3            --                --
              ===================================================================================

            (1) Includes executive offices of Oak Hill Financial, Inc. and Oak Hill Banks

            (2)   Includes operations center of Oak Hill Banks.

================================================================================

      The following table indicates which properties the Company leases, the term of the lease and end of lease options. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the Company or its subsidiaries.

===========================================================================================================================
                                                                                End of Lease Five Year Renewal Options
                                                                     ======================================================
                                                Beginning
                                           and Length of Term        One                    Two                    Three
===========================================================================================================================
Chillicothe                                02/01/93 5 years                                                          X
Chillicothe K-Mart                         06/28/94 15 years                        No renewal options
West Portsmouth                            02/18/97 8 years                                                          X
Jackson Walmart                            10/28/98 5 years                                  X
Oak Hill Banks Administrative Offices      09/15/04 4 years                   Three - 3-year renewal options
Columbus loan production                   04/01/04 2 years                         No renewal options
Logan                                      10/1/00  5 years                                                          X
Delhi                                      03/01/97 10 years                                 X
Middletown                                 08/19/99 5 years                                  X
Oak Hill Title Agency, LLC                 10/01/01 5 years                         No renewal options
Fairfield loan production                  05/20/02 2 years                    Two - 1-year renewal options
Centerville                                12/19/03 10 years                                 X
Athens loan production                     12/11/01 40 months                  Two - 3-year renewal options
Mason                                      06/01/02 5 years                                  X
MPA                                        12/01/02 5 years                                  X
===========================================================================================================================

Item 3. Legal Proceedings.

      Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to the shareholders during the fourth quarter of 2004.

================================================================================

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters.

SHAREHOLDER INFORMATION

      The common stock of the Company is traded on the Nasdaq National Market System under the symbol "OAKF."

      The high and low sales prices for the Company common stock during each quarter of 2004 and 2003 are as follows:

Quarter
 Ended                 High            Low

12/31/04              $39.25         $34.54
09/30/04               35.49          31.40
06/30/04               33.00          30.86
03/31/04               34.00          30.10
12/31/03               33.80          28.40
09/30/03               30.00          24.90
06/30/03               25.90          23.52
03/31/03               24.77          21.23

      At March 18, 2005 the Company had approximately 2,400 stockholders and 5,577,903 shares of common stock outstanding.

      Dividends. The ability of the Company to pay cash dividends to stockholders is limited by its ability to receive dividends from its subsidiary. The State of Ohio places certain limitations on the payment of dividends by Ohio state-chartered banks.

      The Company declared the following dividends per share in 2004 and 2003:

Quarter                    Dividend
 Ended                     Declared
 -----                     --------

12/31/04                    $0.17
09/30/04                     0.15
06/30/04                     0.15
03/31/04                     0.15
12/31/03                     0.15
09/30/03                     0.13
06/30/03                     0.13
03/31/03                     0.13

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

      Stock Transfer Agent. Inquiries regarding stock transfer, registration, lost certificates, or changes in name and address should be directed in writing to the Company's stock transfer agent:

      The Registrar and Transfer Company 10 Commerce Drive Cranford, NJ 07016-3572 (800) 456-0596

      Annual Meeting of Shareholders. The Annual Meeting of Shareholders of Oak Hill Financial, Inc. will be held on April 12, 2005 at 1:00 p.m. at the Ohio State University Extension South District Office, 17 Standpipe Road, Jackson, Ohio.

================================================================================

Item 6. Selected Financial Data

                                                                        At or For the Year Ended December 31,
====================================================================================================================================
                                                         2004             2003             2002            2001            2000
====================================================================================================================================
                                                                           (In thousands, except share data)
SUMMARY OF FINANCIAL CONDITION (1)(2)
Total assets                                         $ 1,083,040       $   938,281      $ 833,629      $   778,332      $ 694,905
Interest-bearing deposits and federal funds sold           2,705             1,285          5,699           11,929            442
Investment securities                                     92,023            79,545         83,789           78,981         61,427
Loans receivable - net (3)                               912,538           811,021        701,944          646,081        599,086
Deposits                                                 862,096           717,821        663,813          612,204        562,414
Federal Home Loan Bank (FHLB) advances
     and other borrowings                                131,660           135,352         99,358          104,860         77,595
Stockholders' equity                                      85,043            79,928         66,881           56,349         50,224

SUMMARY OF OPERATIONS (1)(2)
Interest income                                      $    59,251       $    55,170      $  57,222      $    59,704      $  54,579
Interest expense                                          20,838            20,468         24,724           30,777         29,505
====================================================================================================================================
     Net interest income                                  38,413            34,702         32,498           28,927         25,074
Provision for losses on loans                              3,136             3,347          2,757            2,591          2,263
====================================================================================================================================
     Net interest income after provision for
          losses on loans                                 35,277            31,355         29,741           26,336         22,811
Gain on sale of loans                                      1,882             4,489          2,358            1,385            174
Gain on sale of branch                                        --                --            122              900             --
Gain (loss) on sale of assets                                (47)              333            331               27           (328)
Insurance commissions                                      3,050             2,827          2,457            2,203          2,090
Loss on sale of consumer finance loan portfolio
     and related assets                                   (3,585)               --             --               --             --
Other income                                               5,370             3,889          2,845            2,676          2,498
General, administrative and other expense (4)             26,944            24,049         22,663           20,672         17,734
====================================================================================================================================
     Earnings before federal income tax                   15,003            18,844         15,191           12,855          9,511
Federal income taxes                                       4,341             6,266          4,851            4,133          3,174
====================================================================================================================================
Net earnings                                         $    10,662       $    12,578      $  10,340      $     8,722      $   6,337
====================================================================================================================================

PER SHARE INFORMATION (5)
Basic earnings per share                             $      1.92       $      2.29      $    1.94      $      1.66      $    1.17
Book value per share                                 $     15.30       $     14.34      $   12.46      $     10.70      $    9.51
====================================================================================================================================

====================================================================================================================================
                                                                           At or For the Year Ended December 31,
====================================================================================================================================
                                                            2004              2003          2002             2001           2000
====================================================================================================================================
OTHER STATISTICAL AND OPERATING DATA
Return on average assets                                    1.07%             1.45%          1.26%            1.20%          0.99%
Return on average equity                                   12.89             17.08          16.76            16.45          12.98
Net interest margin (fully-taxable equivalent)              4.05              4.19           4.18             4.17           4.06
Interest rate spread during period                          3.74              3.81           3.75             3.56           3.40
General, administrative and other expense
     to average assets                                      2.70              2.77           2.77             2.85           2.76
Allowance for loan losses to nonperforming loans          186.83            133.46         125.29           160.00         250.90
Allowance for loan losses to total loans                    1.28              1.32           1.29             1.28           1.19
Nonperforming loans to total loans                          0.69              0.99           1.03             0.80           0.47
Nonperforming assets to total assets                        0.73              0.93           0.88             0.87           0.45
Net charge-offs to average loans                            0.26              0.22           0.28             0.23           0.22
Equity to assets at period end                              7.85              8.52           8.02             7.24           7.23
Dividend payout ratio                                      32.19             23.67          25.31            26.69          33.68
====================================================================================================================================

See the accompanying footnotes on the next page.

================================================================================

(1) Oak Hill Financial, Inc. (the "Company") completed an acquisition of Ripley National Bank on October 9, 2004 for $5.3 million in cash, whereby Oak Hill Banks and Ripley National Bank merged.

(2) Oak Hill Financial, Inc. (the "Company") completed a merger with Innovative Financial Services, Inc. ("IFS") on August 31, 2001. IFS was renamed Oak Hill Financial Insurance Agency, Inc. and conducts business as MPA. The transaction was initiated prior to July 1, 2001 and was accounted for as a pooling-of-interests. Accordingly, the financial statements as of and for the year ended December 31, 2000 have previously been restated as if the merger had occurred on January 1, 2000.

(3)   Includes loans held for sale.

(4) General, administrative and other expense for 2001 includes $259,000 in pre-tax expenses incurred pursuant to the merger with MPA. Also includes $160,000 in pre-tax expenses incurred in 2004 pursuant to the merger with Ripley National Bank and the pending merger with Lawrence Financial Holdings, Inc.

(5) Per share information gives retroactive effect to the issuance 172,414 shares in the MPA transaction.

================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      Oak Hill Financial, Inc. (the "Company") is a financial holding company, the principal assets of which have been its ownership of Oak Hill Banks ("Oak Hill"), Towne Bank ("Towne"), Action Finance Company ("Action") and MPA Group Insurance Specialists ("MPA"). Accordingly, the Company's results of operations are primarily dependent upon its financial service subsidiaries, which are collectively viewed as a single operating segment for financial statement purposes.

      During 2002, the Board of Directors of the Company, Oak Hill and Towne approved a plan of reorganization whereby the Banks merged on November 30, 2002 into a single bank charter under the name Oak Hill Banks. Hereinafter, the consolidated financial statements use the term "Oak Hill" to describe the preexisting individual banks owned by the Company.

      Oak Hill conducts a general commercial banking business that consists of attracting deposits from the general public and using those funds to originate loans for commercial, consumer, and residential purposes. Action was a consumer finance company that originated installment and home equity loans. MPA is an insurance agency specializing in group health insurance and other employee benefits.

      Oak Hill's profitability depends primarily on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates paid on these balances. Additionally, and to a lesser extent, profitability is affected by such factors as the level of non-interest income and expenses, the provision for losses on loans, and the effective tax rate. Other income consists primarily of service charges and other fees and income from the sale of loans. General, administrative and other expenses consist of compensation and benefits, occupancy-related expenses, franchise taxes, and other operating expenses.

      On October 9, 2004, the Company acquired Ripley National Bank ("Ripley") for $5.3 million in cash. As part of the transaction, the Company acquired full-service offices in Ripley and Georgetown, Ohio, involving total loans of $39.1 million, $51.6 million in deposits and $58.6 million in total assets.

      On December 31, 2004, the Company sold the consumer loan portfolio of Action. The portfolio, which was comprised of small consumer and second mortgage loans, totaled $8.7 million. Concurrent with the sale, the Company closed its five retail lending offices in southern Ohio.

      Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 2004, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere in this report.

FORWARD LOOKING STATEMENTS

      In the following pages, management presents an analysis of the Company's financial condition as of December 31, 2004, and the results of operations for the year ended December 31, 2004, as compared to prior periods. In addition to this historical information, the following discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's general market area. Without

================================================================================

limiting the foregoing, some of the forward-looking statements include management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses, and management's belief that the allowance for loan losses is adequate.

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

      The Company accounts for its allowance for losses on loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Both Statements require the Company to evaluate the collectibility of both contractual interest and principal loan payments. SFAS No. 5 requires the accrual of a loss when it is probable that a loan has been impaired and the amount of the loss can be reasonably estimated. SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans' observable market price or fair value of the collateral.

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

================================================================================

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

         Goodwill and Other Intangible Assets. The Company has recorded goodwill and core deposit intangibles as a result of merger and acquisition activity.

         Goodwill represents the excess purchase price paid over the net book value of the assets acquired in a merger or acquisition. Pursuant to SFAS No. 142, "Goodwill and Intangible Assets," goodwill is not amortized, but is tested for impairment at the reporting unit annually and whenever an impairment indicator arises. The evaluation involves assigning assets and liabilities to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount of the reporting unit exceeds the fair value, goodwill is considered impaired. The impairment loss equals the excess of carrying value over fair value.

         Core deposit intangibles represent the value of long-term deposit relationships and are amortized over their estimated useful lives. The Company annually evaluates these estimated useful lives. If the Company determines that events or circumstances warrant a change in these estimated useful lives, the Company will adjust the amortization of the core deposit intangibles, which could affect future amortization expense.

FINANCIAL CONDITION

      The Company's total assets amounted to $1.1 billion as of December 31, 2004, an increase of $144.8 million, or 15.4%, over the $938.3 million total at December 31, 2003. The increase was funded primarily through growth in deposits of $144.3 million, an increase of $13.0 million in subordinated debentures and an increase in stockholders' equity of $5.1 million, which were partially offset by a $17.3 million decrease in Federal Home Loan Bank advances and a $400,000 decrease in notes payable.

      Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $24.0 million, or 23.9%, to a total of $124.0 million at December 31, 2004, compared to December 31, 2003. Investment securities increased by $12.5 million, as purchases of $45.7 million and the acquisition of $5.4 million of securities acquired in the Ripley
National Bank merger exceeded maturities and repayments of $23.4 million and sales of $13.9 million. Federal funds sold increased by $865,000 during 2004.

      Loans receivable totaled $912.5 million at December 31, 2004, an increase of $101.5 million, or 12.5%, over total loans at December 31, 2003. Loan disbursements totaled $464.8 million during 2004, including $39.1 million acquired in the Ripley National Bank merger, which were partially offset by loan sales of $58.3 million and principal repayments of $338.6 million during 2004. Loan disbursements and sales volume decreased by $156.2 million and $118.2 million, respectively, as compared to 2003 volume. Growth in the loan portfolio during 2004 was comprised of a $70.4 million, or 13.7%, increase in commercial and other loans and a $34.9 million, or 14.8%, increase in real estate mortgage loans, which were partially offset by a $3.0 million, or 4.3%, decrease in installment loans. The Company's allowance for loan losses totaled $11.8 million at December 31, 2004, an increase of $1.0 million, or 9.3%, over the total at December 31, 2003. The allowance for loan losses represented 1.28% and 1.32% of the total loan portfolio at December 31, 2004 and 2003, respectively. Net charge-offs totaled $2.3 million and $1.7 million for the years ended December 31, 2004 and 2003, respectively. The Company's allowance represented 186.8% and 133.5% of nonperforming loans, which totaled $6.3 million and $8.1 million at December 31, 2004 and 2003, respectively. At December 31, 2004, nonperforming loans were comprised of $603,000 in installment loans, $2.5 million of loans secured primarily by commercial real estate and $3.2 million of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized or reserved for at December 31, 2004.

      Deposits totaled $862.1 million at December 31, 2004, an increase of $144.3 million, or 20.1%, over the $717.8 million total at December 31, 2003. The increase resulted primarily from brokered deposits and management's marketing efforts to attract demand

================================================================================

deposits. Brokered deposits continued to be an integral part of the Company's overall funding strategy due to competitive rates and lower operational costs compared with retail deposits. Brokered deposits totaled $140.7 million with a weighted-average cost of 2.71% at December 31, 2004, as compared to the $93.6 million in brokered deposits with a 3.04% weighted-average cost at December 31, 2003. Proceeds from deposit growth were used primarily to fund loan originations.

      Advances from the Federal Home Loan Bank totaled $105.6 million at December 31, 2004, a decrease of $17.3 million, or 14.1%, from the December 31, 2003 total. During 2004, management reduced its reliance on advances from the Federal Home Loan Bank in favor of procuring more demand deposit accounts and competitively-priced certificates of deposit. Proceeds from the Federal Home Loan Bank advances were used primarily to fund loan originations during the year

      During 2004, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 2 ("Trust 2"), issued $5.0 million of mandatorily redeemable debt securities. The debt securities issued by Trust 2 are included in the Company's regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures and common securities were used by Trust 2 to purchase from the Company $5.0 million of subordinated debentures maturing on October 18, 2034. The subordinated debentures are the sole asset of Trust 2, and the Company owns all of the common securities of Trust 2. Interest payments on the debt securities are to be made quarterly at an annual fixed rate of interest of 6.24% through October 18, 2009 and at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 2.40% thereafter. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were contributed to the capital of Oak Hill during the current year.

      On October 1, 2004, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 3 ("Trust 3"), issued $8.0 million of mandatorily redeemable debt securities. The debt securities issued by Trust 3 are included in the Company's regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures and common securities were used by Trust 3 to purchase from the Company $8.0 million of subordinated debentures maturing on October 18, 2034. The subordinated debentures are the sole asset of Trust 3, and the Company owns all of the common securities of Trust 3. Interest payments on the debt securities are to be made quarterly at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 2.30%. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company will be used for merger activity and general corporate purposes.

      The Company's stockholders' equity amounted to $85.0 million at December 31, 2004, an increase of $5.1 million, or 6.4%, over the balance at December 31, 2003. The increase resulted primarily from net earnings of $10.7 million and proceeds from options exercised of $2.6 million, which were partially offset by the Company's repurchase of 134,936 outstanding shares of its common stock at a weighted-average price of $32.38 per share totaling $4.4 million, a decrease in the unrealized gain on securities, net of tax, totaling $310,000 and $3.4 million in dividends declared on common stock.

SUMMARY OF EARNINGS

      The table on page 30 shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 2004, 2003 and 2002. The table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, the interest rate spread, and the net interest margin for the same periods.

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

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 2004 AND
2003

      General. Net earnings for the year ended December 31, 2004 totaled $10.7 million, a $1.9 million, or 15.2%, decrease from 2003 net earnings. The decrease in earnings resulted primarily from a $4.9 million decrease in other income, which was partially offset by a $211,000 decrease in the provision for losses on loans, a $3.7 million increase in net interest income, and a $1.9 million decrease in the provision for federal income taxes.

      Net Interest Income. Total interest income for the year ended December 31, 2004, amounted to $59.3 million, an increase of $4.1 million, or 7.4%, from the total recorded for 2003. Interest income on loans totaled $55.5 million, an increase of $3.5 million, or 6.8%, from the 2003 period. This increase resulted primarily from a $115.3 million, or 15.3%, increase in the weighted-average ("average") portfolio balance, to a total of $869.8 million in 2004, which was partially offset by a 50 basis point decrease in the average fully-taxable equivalent yield, to 6.41% in 2004 from 6.91% in 2003. Interest income on investment securities and other interest-earning assets increased by $550,000, or 17.4%. The increase resulted primarily from a 31 basis point increase in the average fully-taxable

================================================================================

equivalent yield, to 4.44% in 2004, coupled with a $7.3 million, or 8.5%, increase in the average portfolio balance, to a total of $93.8 million in 2004.

      Total interest expense amounted to $20.8 million for the year ended December 31, 2004, a decrease of $370,000, or 1.8%, from the total recorded in 2003. Interest expense on deposits increased by $346,000, or 2.2%, to a total of $15.9 million in 2004. The increase resulted primarily from a $103.6 million, or 16.9%, increase in the average portfolio balance, to a total of $714.9 million in 2004, which was partially offset by a 32 basis point decrease in the average cost of deposits, to 2.23% in 2004. Interest expense on borrowings increased by $24,000, or 0.5%, during 2004. This increase was due to a $7.2 million, or 6.1%, increase in average borrowings outstanding, which was partially offset by a 22 basis point decrease in the average cost of borrowings, to 3.95% in 2004. The decrease in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the overall decrease in interest rates in the economy throughout 2004 and 2003.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.7 million, or 10.7%, for the year ended December 31, 2004, as compared to 2003. The interest rate spread decreased by 7 basis points to 3.74% in 2004, compared to 3.81% in 2003. The fully-taxable equivalent net interest margin decreased by 14 basis point from, 4.19% in 2003 to 4.05% in 2004.

      Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $3.1 million provision for losses on loans for the year ended December 31, 2004, a decrease of $211,000, or 6.3%, compared to 2003. The provision for losses on loans in 2004 was predicated upon a decrease of $1.8 million in nonperforming loans from $8.1 million in 2003 to $6.3 million at December 31, 2004, the $102.5 million of growth in the gross loan portfolio and net charge-offs in 2004 of $2.3 million.

      Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 2004, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

      Other Income. Other income totaled $6.7 million for the year ended December 31, 2004, a decrease of $4.9 million, or 42.2%, compared to the 2003 amount. This decrease resulted primarily from a $2.6 million, or 58.1%, decrease in gain on sale of loans and a $3.6 million loss on the sale of Action's loan portfolio and related assets, which were partially offset by a $1.5 million, or 38.1%, increase in service fees, charges, and other operating income and a $223,000, or 7.9%, increase in insurance commissions. The decrease in gain on sale of loans resulted from an expected decrease in the volume of loans sold year-to-year, which was partially offset by an increase of $312,000, or 57.4%, in gains on sales of the guaranteed portions of commercial loans originated under the Small Business Administration's ("SBA") 7(a) program and other commercial loans originated under the SBA 504 loan program. The increase in commissions was due primarily to increased premiums realized on sales of group health insurance. The increase in service charges, fees and other income was due primarily to an increase in overdraft fees totaling $452,000, or 17.7%, over the total recorded in 2003, as a result of a new overdraft protection program implemented in late March 2003, coupled with a $698,000, or 54.3%, decrease in amortization and impairment of mortgage servicing rights.

      General, Administrative and Other Expense. General, administrative and other expense totaled $26.9 million for the year ended December 31, 2004, an increase of $2.9 million, or 12.0%, over the 2003 total. The increase resulted primarily from a $318,000, or 2.2%, increase in employee compensation and benefits, a $1.1 million, or 16.9%, increase in other operating expenses, an increase of $490,000, or 16.8%, in occupancy and equipment and a $919,000 increase in franchise taxes. The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in other operating expenses resulted from a $194,000 increase in ATM costs associated with switching service providers, coupled with an overall increase in ATM locations, a $175,000 increase in professional fees, $160,000 in merger-related expenses in connection with the previously mentioned Ripley merger, an $80,000 increase in credit and collection expense, a $72,000 increase in amortization of intangibles and a $71,000 increase in consulting fees, which are based upon the increase in overdraft fees. The remaining increase of $388,000, or 5.7%, was due to pro-rata increases in other operating expenses attendant to the Company's overall growth year-to-year. The increase in occupancy and equipment expense was due primarily to a $109,000, or 14.7%, increase in rent expense, a $146,000, or 18.8%, increase in maintenance contracts and a $160,000, or 16.3%, increase in depreciation expense year-to-year. The increases in rent and depreciation expenses are primarily attributable to new office locations. The increase in franchise taxes was attributable to a tax savings for 2003 resulting from the previously mentioned Oak Hill-Towne merger in 2002.

      Federal Income Taxes. The provision for federal income taxes amounted to $4.3 million for the year ended December 31, 2004, a decrease of $1.9 million, or 30.7%, compared to the $6.3 million recorded in 2003. The decrease resulted primarily from a $3.8 million, or 20.4%, decrease in earnings before taxes, coupled with $500,000 in new markets tax credits pursuant to Oak Hill's

================================================================================

$10.0  million  qualified  equity   investments  in  Oak  Hill  Banks  Community
Development Corp. The effective tax rates were 28.9% and 33.3% for the years ended December 31, 2004 and 2003, respectively.

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

      Although the Company anticipated that non-interest income overall would be less in 2004 compared to 2003, and the gain on sale of one-to-four family residential loans would be substantially lower, management deployed its origination efforts to increase sales of commercial loans originated under the Small Business Administration's ("SBA") 504 loan program and the guaranteed portion of commercial loans originated under the SBA 7(a) program, as well as focusing its efforts to increase deposit account service charges, title insurance, health insurance, and brokerage services.

================================================================================

      General, Administrative and Other Expense. General, administrative and other expense totaled $24.0 million for the year ended December 31, 2003, an increase of $1.4 million, or 6.1%, over the 2002 total. The increase resulted primarily from a $1.1 million, or 8.2%, increase in employee compensation and benefits, an $843,000, or 14.2%, increase in other operating expenses and an increase of $477,000, or 19.6%, in occupancy and equipment, which were partially offset by a $640,000 decrease in franchise taxes and a $367,000 decrease in merger-related expenses. The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in other operating expense resulted primarily from a $259,000 increase in credit and collection expenses associated with increased lending volume and delinquency levels, a $188,000 increase in consulting fees, which are based upon the increase in overdraft fees, an $82,000 increase in expenses related to minority ownership interests in Oak Hill Title, a $26,000 increase in insurance commissions paid and a $43,000 increase in computer and PC software costs. The remaining increase of $245,000, or 4.1%, was due to pro-rata increases in other operating expenses attendant to the Company's overall growth year-to-year. The increase in occupancy and equipment expense was due primarily to a $153,000, or 26.1%, increase in rent expense, a $110,000, or 26.7%, increase in maintenance contracts and a $189,000, or 23.7%, increase in depreciation expense year-to-year. The increases in rent and depreciation expenses are primarily attributable to new office locations. The decrease in franchise taxes was attributable to a tax savings for 2003 resulting from the Oak Hill-Towne merger in 2002. The decrease in merger-related expenses was due to the absence of $367,000 in costs incurred in connection with the Oak Hill-Towne merger.

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

      At December 31, 2004, the Company had $239.2 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed with the Oak Hill at market rates of interest without a material adverse effect on the results of operations.

      In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $274.2 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At December 31, 2004, the Company had $105.6 million of outstanding FHLB advances.

      The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company's customers. At December 31, 2004, the Company had total off-balance sheet contractual commitments consisting of $21.7 million in loan commitments, or loans committed but not closed, $139.9 million in unused lines of credit and letters of credit totaling $15.2 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

      The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at December 31, 2004, by expiration period:

==========================================================================================
                                                One year         Two to           After
(In thousands)                   or less       three years     three years        Total
------------------------------------------------------------------------------------------
Loan commitments                 $ 21,732        $     --        $     --        $ 21,732
Unused lines of credit             70,447          21,435          48,032         139,914
Letters of credit                     925           4,310          10,000          15,235
------------------------------------------------------------------------------------------
                                 $ 93,104        $ 25,745        $ 58,032        $176,881
==========================================================================================

================================================================================

      The table below details the amount of contractual obligations outstanding at December 31, 2004, by expiration period:

===================================================================================================================
                                                         One year         Two to           After
(In thousands)                                            or less       three years     three years         Total
-------------------------------------------------------------------------------------------------------------------
Advances from the Federal Home Loan Bank                  $ 43,426        $  7,902        $ 54,273        $105,601
Guaranteed preferred beneficial interests in
     the Corporation's junior subordinated debentures           --              --          18,000          18,000
Lease obligations                                              614             953           1,471           3,038
-------------------------------------------------------------------------------------------------------------------
                                                          $ 44,040        $  8,855        $ 73,744        $126,639
===================================================================================================================

MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). Management's assessment reflects exceptions to the operating effectiveness of the system of internal controls in the lending function, principally related to loan approvals, none of which gave rise to adjustments to the Company's audited financial statements.

      Grant Thornton LLP, independent registered public accounting firm, has audited management's assessment included in Management's Assessment of Internal Control Over Financial Reporting as of December 31, 2004, based on COSO criteria. See Item 9A of the Company's annual report on Form 10-K for management's assessment and Grant Thornton's attestation reports on internal controls over financial reporting.

================================================================================

AVERAGE BALANCE AND INTEREST RATES

                                                                          Year Ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                                2004                             2003                             2002
                                    ------------------------------------------------------------------------------------------------
                                              Interest                        Interest                         Interest
                                    Average    Income/    Average   Average    Income/   Average    Average     Income/      Average
(Dollars in thousands)              Balance    Expense     Rate     Balance    Expense     Rate     Balance     Expense       Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest earnings assets:
  Loans receivable                  $869,849   $ 55,734     6.41%   $754,519  $ 52,138     6.91%   $690,544     $ 52,797       7.65%
  Investment securities               90,415      4,119     4.56      84,277     3,551     4.21      92,580        4,853       5.24
  Federal funds sold                     929         15     1.61         699         7     1.00       7,499          119       1.59
  Interest-earning deposits            2,472         28     1.13       1,508        18     1.19         230           10       4.35
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-
      earnings assets                963,665     59,896     6.22     841,003    55,714     6.62     790,853       57,779       7.31
Non-interest earning assets           33,361                          27,003                         27,459
                                    --------                        --------                       --------
    Total assets                    $997,026                        $868,006                       $818,312
                                    ========                        ========                       ========

Interest-bearing liabilities:
Deposits:
  Savings accounts                  $ 52,292        195     0.37    $ 47,385       295     0.62    $ 43,588          485       1.11
  NOW accounts                        70,990        804     1.13      61,200       839     1.37      62,003        1,204       1.94
  Money market deposit accounts        7,930         31     0.39       7,993        56     0.70       7,951          108       1.36
  Premium & select investments        74,364        967     1.30      71,848       812     1.13      69,657        1,249       1.79
  Certificates of deposit            509,340     13,926     2.73     422,905    13,575     3.21     409,656       16,608       4.05
Borrowings                           124,514      4,915     3.95     117,328     4,891     4.17     101,818        5,070       4.98
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                    839,430     20,838     2.48     728,659    20,468     2.81     694,673       24,724       3.56
                                               -----------------              -----------------                 -------------------

Non interest-bearing
  liabilities                         74,888                          35,706                         61,962
Stockholders' equity                  82,708                          73,641                         61,677
                                    --------                        --------                       --------
    Total liabilities and
      stockholders' equity          $997,026                        $868,006                       $818,312
                                    ========                        ========                       ========

Net interest income and
  interest rate spread                         $ 39,058     3.74%             $ 35,246     3.81%                $ 33,055       3.75%
                                               =================              =================                 ===================

Net interest margin (1)                                     4.05%                          4.19%                               4.18%
                                                          ======                         ======                              ======
Average interest-earning
  assets to average
  interest-bearing liabilities                            114.80%                        115.42%                             113.85%
                                                          ======                         ======                              ======

Adjustment of interest
  income to a tax-equivalent
  basis on tax-exempt:
    Loans and investment
      securities                               $    645                       $    544                          $    557
                                               ========                       ========                          ========

(1) The net interest margin is net interest income divided by average interest-earning assets.

================================================================================

RATE/VOLUME TABLE

                                                                      Year Ended December 31,
                                              ------------------------------------------------------------------------
                                                        2004 vs. 2003                          2003 vs. 2002
                                              ------------------------------------------------------------------------
                                                  Increase (decrease) due to             Increase (decrease) due to
(In thousands)                                 Volume        Rate        Total       Volume        Rate          Total
----------------------------------------------------------------------------------------------------------------------
Interest income attributable to:(1)
     Loans receivable                         $ 7,554      $(3,958)     $ 3,596      $ 4,693      $(5,352)     $  (659)
     Investment securities                        100          468          568         (506)        (796)      (1,302)
     Federal funds sold                             3            5            8          (79)         (33)        (112)
     Interest-earning deposits with banks          11           (1)          10            9           (1)           8
----------------------------------------------------------------------------------------------------------------------
          Total interest income               $ 7,668      $(3,486)     $ 4,182      $ 4,117      $(6,182)     $(2,065)
======================================================================================================================
Interest expense attributable to:
Deposits:
     Savings accounts                         $    10      $  (110)     $  (100)     $    29      $  (219)     $  (190)
     NOW accounts                                 101         (136)         (35)          (2)        (363)        (365)
     Money market deposit accounts                 (2)         (23)         (25)           2          (54)         (52)
     Premium & select investments                  42          113          155           35         (472)        (437)
     Certificates of deposit                    2,235       (1,884)         351          503       (3,536)      (3,033)
Borrowings                                        289         (265)          24          711         (890)        (179)
----------------------------------------------------------------------------------------------------------------------
          Total interest expense              $ 2,675      $(2,305)     $   370      $ 1,278      $(5,534)     $(4,256)
======================================================================================================================
Increase in net interest income                                         $ 3,812                                $ 2,191
======================================================================================================================

(1) Presented on a tax-equivalent basis.

================================================================================

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      This information is presented in "Asset and Liability Management" on pages 12 through 14 of this report.

Item 8. Financial Statements and Supplementary Data

      Consolidated Financial Statements of the Company, together with the reports thereon of Grant Thornton LLP (dated March 17, 2005) are set forth on pages 44 through 75 hereof (see Item 15 of this Annual Report for Index).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial disclosure.

      Not Applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

      Internal control over financial reporting may not prevent or detect misstatements due to its inherent limitations. Projections of any evaluation effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

================================================================================

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

      Management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the evaluation encompassed all branches of its primary subsidiary Oak Hill Banks with the exception of the two branches acquired in the Ripley National Bank merger in October 2004. The two branches acquired accounted for approximately $38.8 million, or 4.2%, of loans receivable and approximately $99,000, or 0.9% of net earnings of the Company at and for the twelve months ended December 31, 2004. The following material weaknesses were identified during the evaluation:

      o  Incomplete   documentation   on  loan   approvals;   and

      o  Incomplete documentation on wire transfer approvals.

      Based on the evaluation, management concluded that the Company's internal control over financial reporting was not effective at December 31, 2004. To address the material weaknesses identified, management will monitor adherence to existing controls and implement additional controls, as necessary, with respect to loan and wire transfer approvals. Management's assessment of internal controls over financial reporting has been audited by Grant Thornton LLP, an independent registered accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

Board of Directors and Shareholders of Oak Hill Financial, Inc.

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Oak Hill Financial, Inc. (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Oak Hill Financial, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures mat deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment. There were instances where the Company had incomplete documentation on loan and wire transfer approvals. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 17, 2005, on those financial statements.

================================================================================

In our opinion, management's assessment that Oak Hill Financial, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the control criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Oak Hill Financial, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oak Hill Financial, Inc.'s consolidated statements of financial condition as of December 31, 2004 and 2003, and the related statements of earnings, stockholders' equity comprehensive income and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 17, 2005, expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP


/s/ Grant Thornton LLP

Cincinnati, Ohio
March 17, 2005

Changes in Internal Control
---------------------------

      There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the
Company's control over financial reporting. As described above under Management's Report on Internal Control Over Financial Reporting, the Company has identified material weaknesses in its internal control over financial reporting. The Company has made changes to its internal controls over financial reporting during the first quarter of 2005 as part of its steps to remediate such weaknesses.

Item 9B. Other Information

      Effective December 21, 2004, the board of directors of Oak Hill Financial, Inc. (the "Company") granted each of the non-employee directors of the Company (Barry M. Dorsey, Candace DeClark Peace, Donald R. Seigneur, William Siders, Neil S. Strawser, H. Grant Stephenson, and Donald P. Wood) options (the "Director Options") to purchase 2,000 shares of the Company's common stock at a strike price of $37.205 per share, exercisable June 15, 2005, and expiring ten years after the date of grant.

      Effective December 21, 2004, the governance and compensation committee of the board of directors granted R. E. Coffman, Jr., Ron J. Copher, Scott J. Hinsch, Jr., John D. Kidd, Bruce D. Knox, and David G. Ratz, options (the "Executive Options") to purchase 3,000 shares, except in the case of Mr. Hincsh who was granted options to purchase 4,000 shares and Mr. Coffman who was granted options to purchase 10,000 shares, of the Company's common stock at a strike price of $37.205 per share, exercisable June 15, 2005, and expiring ten years after the date of grant.

      The Director Options and Executive Options were granted under the Company's 2004 Stock Incentive Plan. The form of Option Award Agreement is attached as Exhibit 10.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

      Effective December 21, 2004, the governance and compensation committee of the board of directors granted 700 shares of restricted stock (the "Restricted Stock") to each of Messrs. Coffman and Copher, such Restricted Stock subject to vesting on December 21, 2007. The form of Restricted Stock Award Agreement is attached as Exhibit 10.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

================================================================================

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The  information  is  contained  under   "Ownership  of  Common  Stock  by
Management" and "Election of Directors" in the Company's Proxy Statement dated March 18, 2005, is incorporated herein by reference in response to this item.

      The information contained under "Report of the Audit Committee of the Board of Directors", specifically concerning Audit Committee financial expert, in the Company's Proxy Statement dated March 18, 2005, is incorporated herein by reference in response to this item.

      The information contained under "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's Proxy Statement dated March 18, 2005, is incorporated herein by reference in response to this item.

      The Company has adopted a Code of Ethics that applies to the Company's directors, officers and employees including the Company's principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. The Code of Ethics may only be amended or modified by the Board of Directors of the Company. Waivers of the Code of Ethics may only be granted by the Board of Directors of the Company and along with reasons for the waiver will be promptly disclosed as required by the Securities Exchange Act of 1934 and the rules thereof and the applicable rules of The Nasdaq Stock Market, Inc. In addition, amendments and modifications to the Code of Ethics will be promptly disclosed to the Company's shareholders. A copy of the Code of Ethics will be provided at no charge upon written request to Oak Hill Financial, Inc., Attention: David G. Ratz, Chief Administrative Officer, 14621 S.R. 93, Jackson, Ohio 45640.

Item 11. Executive Compensation.

      The information appearing under "Executive Compensation" in the Company's Proxy Statement dated March 18, 2005, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

      The information appearing under "Ownership of Common Stock by Principal Shareholders", "Ownership of Common Stock By Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement dated March 18, 2005, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions.

      The information appearing under "Certain Transactions" in the Company's Proxy Statement dated March 18, 2005, is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

      The information appearing under "Principal Independent Registered Public Accounting Firm Fees" in the Company's Proxy Statement dated March 18, 2005, is incorporated herein by reference in response to this item.

                                     PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) Documents filed as a part of the Report:

      (1) Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

            Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

            Consolidated Statements of Earnings for years ended December 31, 2004, 2003 and 2002

            Consolidated Statements of Comprehensive Income for years ended December 31, 2004, 2003 and 2002

            Consolidated Statements of Stockholders' Equity for years ended December 31, 2004, 2003 and 2002

            Consolidated Statements of Cash Flows for years ended December 31, 2004, 2003 and 2002

            Notes to Consolidated Financial Statements for years ended December 31, 2004, 2003 and 2002

================================================================================

      (2) Financial Statement Schedules:

                  The information is contained in the Company's Annual Report to
            Stockholders for the year ended December 31, 2004 is incorporated herein by reference in response to this item.

      (3)   The  following  are filed as exhibits to this Annual  Report on Form
            10-K:

      Exhibit
      Number

      * 2(a).....................Agreement and Plan of Merger, dated October 12,
                                 2004, between Oak Hill Financial, Inc. and Lawrence Financial Holdings, Inc. (reference is made to Exhibit 2 included in Part I as Appendix A of the Prospectus/Proxy Statement filed by the Company on Form S-4/A with the Securities and Exchange Commission ("SEC") on January 6, 2005).

      *2(b)......................Agreement  and Plan of  Merger,  dated July 20,
                                 2004, between Oak Hill Banks and Ripley National Bank (reference is made to Exhibit 2(a) of the Current Report filed by the Company on Form 8-K with the SEC on July 21, 2004).

      *2(c)......................Supplemental  Agreement,  dated July 20,  2004, between Oak Hill Financial, Inc., Oak Hill Banks, and Ripley National Bank (reference is made to Exhibit 2(b) of the Current Report filed by the Company on Form 8-K with the SEC on July 21, 2004).

      * 2(d).....................Agreement  and Plan of Merger,  dated March 31,
                                 1999, between Oak Hill Financial, Inc. and Towne Financial Corporation (reference is made to Exhibit 2.1 of the Prospectus/Proxy Statement filed by the Company on Form S-4/A with the SEC on August 3, 1999).

      * 2(e).....................Supplemental  Agreement,  dated as of March 31,
                                 1999, between Oak Hill Financial, Inc. and Towne Financial Corporation (reference is made to Exhibit 2.2 of the Prospectus/Proxy Statement filed by the Company on Form S-4/A with the SEC on August 3, 1999).

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

      *10........................Oak Hill  Financial,  Inc. 2004 Stock Incentive
                                 Plan (reference is made to Appendix 3 to the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders held on April 13, 2004, filed with the SEC on March 11, 2004, and incorporated herein by reference).

       10.1......................Form  of  Option  Award   Agreement  under  the
                                 Company's 2004 Stock Incentive Plan.

       10.2......................Form of Restricted  Stock Award Agreement under the Company's 2004 Stock Incentive Plan.

       13........................2004 Annual Report (Selected portions)

      *14........................Oak Hill Financial, Inc. & Subsidiaries Code of
                                 Ethics

================================================================================

      *21........................Subsidiaries  of the  Registrant  (reference is made to Form SB-2, Exhibit 21, File No. 333-96216 and incorporated herein by reference).

       23........................Consent  of   Independent   Registered   Public
                                 Accounting Firm, Grant Thornton LLP.

       24........................Powers of Attorney.

       31.1 .....................Certification by Chief Executive Officer, R. E.
                                 Coffman, Jr., dated March 24, 2005, pursuant to
                                 Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 .....................Certification by Chief Financial  Officer,  Ron
                                 J. Copher,  dated March 24,  2005,  pursuant to
                                 Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1......................Certification by Chief Executive Officer, R. E.
                                 Coffman, Jr., dated March 24, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002

       32.2......................Certification by Chief Financial  Officer,  Ron
                                 J. Copher, dated March 24, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference as indicated.

(b) Form 8-K's Filed:

      1. Form 8-K, dated October 9, 2004, filed with the SEC on October 14, 2004 announcing the Company and Lawrence Financial Holdings, Inc. had signed a Plan of Merger on October 12, 2004. Also announcing that the Company had completed its previously announced merger with Ripley National Bank on October 9, 2004.

      2. Form 8-K, dated October 14, 2004, filed with the SEC on October 18, 2004 announcing the Company's results of operations and financial condition for the three and nine months ended September 30, 2004.

      3. Form 8-K, dated January 6, 2005, filed with the SEC on January 6, 2005 announcing the Company's sale of the consumer loan portfolio at it subsidiary Action Finance Company on December 31, 2004.

      4. Form 8-K, dated January 13, 2005, filed with the SEC on January 18, 2005 announcing the Company's results of operations and financial condition for the three and twelve months ended December 31, 2004.

================================================================================

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                       OAK HILL FINANCIAL, INC.                        Date

                       By: /s/ R. E. Coffman, Jr.                 March 24, 2005
                           -----------------------------------
                           R. E. Coffman, Jr., President and
                           Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                    Title                                            Date
*Evan E. Davis                     Director                                                        March 24, 2005
---------------------------

*John D. Kidd                      Chairman & Director                                             March 24, 2005
---------------------------

/s/ R. E. Coffman, Jr.             President, Chief Executive Officer and Director                 March 24, 2005
---------------------------        (Principal Executive Officer)


*David G. Ratz                     Executive Vice President and Chief Administrative Officer       March 24, 2005
---------------------------

*Ron J. Copher                     Chief Financial Officer, Secretary and Treasurer                March 24, 2005
---------------------------        (Principal Financial and Accounting Officer)


*D. Bruce Knox                     Chief Information Officer and Director                          March 24, 2005
---------------------------

*Scott J. Hinsch, Jr.              Vice President                                                  March 24, 2005
---------------------------

*Candice R. DeClark-Peace          Director                                                        March 24, 2005
-------------------------

*Barry M. Dorsey, Ed.D.            Director                                                        March 24, 2005
---------------------------

*Donald R. Seigneur                Director                                                        March 24, 2005
---------------------------

*William S. Siders                 Director                                                        March 24, 2005
---------------------------

*H. Grant Stephenson               Director                                                        March 24, 2005

*Neil S. Strawser                  Director                                                        March 24, 2005
---------------------------

*Donald P. Wood                    Director                                                        March 24, 2005
---------------------------

By: /s/ R. E. Coffman, Jr.                                                                         March 24, 2005
    -----------------------
    R  E. Coffman, Jr.,
    Attorney-in-fact for each
    Of the persons indicated