Form 10-Q
period 2005-03-31
OAK HILL FINANCIAL INC
filed 2005-05-10
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHNAGE ACT OF 1934
                      For the Quarter Ended March 31, 2005

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

      As of May 9, 2005, the latest practicable date, 5,816,457 shares of the Registrant's common stock, without par value, were outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                    PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

             Consolidated Statements of Financial Condition                    3

             Consolidated Statements of Earnings                               4

             Consolidated Statements of Comprehensive Income                   5

             Consolidated Statements of Cash Flows                             6

             Notes to Consolidated Financial Statements                        8

Item 2:  Management's Discussion and Analysis of Financial Condition
                     And Results of Operations                                14

Item 3:  Quantitative and Qualitative Disclosures About Market Risk           16

Item 4:  Controls and Procedures                                              16

                      PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                    17

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3:  Default Upon Senior Securities                                       18

Item 4:  Submission of Matters to a Vote of Security Holders                  18

Item 5:  Other Information                                                    18

Item 6:  Exhibits                                                             18

Signatures                                                                    19

Certifications                                                                20

PART I - FINANCIAL INFORMATION

Item 1:

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                          (unaudited)
                                                                                            March 31,   December 31,
(In thousands, except share data)                                                                2005           2004
--------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                   $    24,721    $    31,009
Federal funds sold                                                                                269            988
Investment securities designated as available for sale - at market                            104,084         88,383
Investment securities designated as held to maturity - at cost (approximate market
      value of $3,847 and $3,853 at March 31, 2005 and December 31, 2004, respectively)         3,635          3,640
Loans receivable - net                                                                        926,578        912,282
Loans held for sale - at lower of cost or market                                                   --            256
Office premises and equipment - net                                                            15,673         15,489
Federal Home Loan Bank stock - at cost                                                          6,663          6,590
Real estate acquired through foreclosure                                                          943          1,614
Accrued interest receivable on loans                                                            3,576          3,407
Accrued interest receivable on investment securities                                              924            527
Goodwill - net                                                                                  1,686          1,674
Core deposit intangible                                                                         1,198          1,270
Bank owned life insurance                                                                      10,197         10,118
Prepaid expenses and other assets                                                               2,876          2,505
Prepaid federal income taxes                                                                    1,719          2,929
Deferred federal income taxes                                                                     934            359
--------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                                $ 1,105,676    $ 1,083,040
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
      Demand                                                                              $    81,125    $    88,712
      Savings and time deposits                                                               777,031        773,384
--------------------------------------------------------------------------------------------------------------------
              Total deposits                                                                  858,156        862,096
Securities sold under agreements to repurchase                                                 16,600          5,359
Advances from the Federal Home Loan Bank                                                      122,607        105,601
Notes payable                                                                                      --          2,700
Guaranteed preferred beneficial interests in the Company's
      junior subordinated debentures                                                           18,000         18,000
Accrued interest payable and other liabilities                                                  3,525          4,241
--------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                             1,018,888        997,997
Stockholders' equity
      Common stock - $.50 stated value; authorized 15,000,000 shares
      5,653,583 shares issued at March 31, 2005 and December 31, 2004                           2,827          2,827
      Additional paid-in capital                                                                6,474          6,658
      Retained earnings                                                                        80,382         78,071
      Treasury stock (75,680 and 96,302 shares at March 31, 2005 and
        December 31, 2004, respectively - at cost)                                             (2,451)        (3,118)
      Accumulated comprehensive income (loss):
        Unrealized gain (loss) on securities designated as available for sale, net
           of related tax effects                                                                (444)           605
--------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                       86,788         85,043
--------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 1,105,676    $ 1,083,040
====================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

                                                                            For the Three Months Ended
                                                                            --------------------------
                                                                                      March 31,
(In thousands, except share data)                                                2005             2004
------------------------------------------------------------------------------------------------------
INTEREST INCOME

Loans                                                                        $ 14,740         $ 13,299
Investment securities                                                             944              825
Interest-bearing deposits and other                                                93               64
------------------------------------------------------------------------------------------------------
              Total interest income                                            15,777           14,188
INTEREST EXPENSE

Deposits                                                                        4,710            3,722
Borrowings                                                                      1,381            1,188
------------------------------------------------------------------------------------------------------
              Total interest expense                                            6,091            4,910
------------------------------------------------------------------------------------------------------
              Net interest income                                               9,686            9,278
Provision for losses on loans                                                     750              575
------------------------------------------------------------------------------------------------------
              Net interest income after provision for losses on loans           8,936            8,703
OTHER INCOME

Service fees, charges and other operating                                       1,407            1,186
Insurance commissions                                                             671              737
Gain on sale of loans                                                             318              295
Gain on sale of securities                                                        143              134
------------------------------------------------------------------------------------------------------
              Total other income                                                2,539            2,352
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits                                              3,582            3,440
Occupancy and equipment                                                         1,002              833
Federal deposit insurance premiums                                                 30               26
Franchise taxes                                                                    53              244
Other operating                                                                 1,911            1,790
Merger-related expenses                                                           317               --
------------------------------------------------------------------------------------------------------
              Total general, administrative and other expense                   6,895            6,333
------------------------------------------------------------------------------------------------------
              Earnings before federal income taxes                              4,580            4,722
FEDERAL INCOME TAXES

Current                                                                         1,351            1,592
Deferred                                                                          (31)             (17)
------------------------------------------------------------------------------------------------------
              Total federal income taxes                                        1,320            1,575
------------------------------------------------------------------------------------------------------
              NET EARNINGS                                                   $  3,260         $  3,147
======================================================================================================
              EARNINGS PER SHARE
                  Basic                                                      $    .59         $    .56
======================================================================================================
                  Diluted                                                    $    .57         $    .55
======================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                    For the Three Months Ended
                                                                                    --------------------------
                                                                                              March 31,
(In thousands)                                                                            2005            2004
--------------------------------------------------------------------------------------------------------------
Net earnings                                                                           $ 3,260         $ 3,147
Other comprehensive income, net of tax:
      Unrealized gains (losses) on securities designated as available for sale,
        net of taxes (benefits) of $(515) and $164, respectively                          (956)            304
      Reclassification adjustment for realized gains included in net earnings,
        net of taxes of $50 and $47, respectively                                          (93)            (87)
--------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                   $ 2,211         $ 3,364
==============================================================================================================
Accumulated comprehensive income (loss)                                                $  (444)        $ 1,132
==============================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                   For the Three Months Ended
                                                                                   --------------------------
                                                                                             March 31,
(In thousands)                                                                          2005             2004
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings for the period                                                   $  3,260         $  3,147
      Adjustments to reconcile net earnings to net cash provided by operating activities:
              Depreciation and amortization                                              418              246
              Gain on sale of securities                                                (143)            (134)
              Amortization of premiums and discounts on investment
                  securities - net                                                       219              212
              Amortization of mortgage servicing rights                                  106              148
              Proceeds from sale of loans in secondary market                          9,792           10,858
              Loans disbursed for sale in secondary market                            (9,338)         (10,894)
              Gain on sale of loans                                                     (198)            (163)
              Loss on disposition of assets                                               95               --
              Amortization of deferred loan origination costs and fees - net             (42)             (42)
              Loss on sale of other real estate owned                                     16               11
              Federal Home Loan Bank stock dividends                                     (73)             (60)
              Provision for losses on loans                                              750              575
              Tax benefit of stock options exercised                                     142              462
              Bank owned life insurance income                                           (79)   `          --
              Increase (decrease) in cash due to changes in:
                  Prepaid expenses and other assets                                     (371)            (236)
                  Accrued interest receivable                                           (566)            (350)
                  Accrued interest payable and other liabilities                        (716)          (2,008)
                  Federal income taxes
                     Current                                                           1,210            1,100
                     Deferred                                                            (31)             (17)
-------------------------------------------------------------------------------------------------------------
                        Net cash provided by operating activities                      4,451            2,855
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

        Loan disbursements                                                           (80,265)         (89,982)
        Principal repayments on loans                                                 65,032           71,130
        Principal repayments on mortgage-backed securities designated
           as available for sale                                                       4,149            3,751
        Proceeds from sale of investment securities designated
           as available for sale                                                       4,501            3,431
        Proceeds from maturity of investment securities                                1,290            3,000
        Proceeds from disposition of assets                                                8               --
        Proceeds from sale of other real estate owned                                    688              158
        Purchase of investment securities designated
           as available-for-sale                                                     (27,305)         (11,802)
        Purchase of Saltsman Insurance Agency                                            (12)              --
        Purchase of other real estate owned                                               --             (169)
        (Increase) decrease in federal funds sold - net                                  719              (18)
        Purchase of office premises and equipment                                       (594)            (193)
-------------------------------------------------------------------------------------------------------------
                        Net cash used in investing activities                        (31,789)         (20,694)
-------------------------------------------------------------------------------------------------------------
                        Net cash used in operating and investing activities
                          (balance carried forward)                                  (27,338)         (17,839)
-------------------------------------------------------------------------------------------------------------

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

                                                                                        For the Three Months Ended
                                                                                        --------------------------
                                                                                                  March 31,
(In thousands)                                                                               2005             2004
------------------------------------------------------------------------------------------------------------------
                        Net cash used in operating and investing activities
                          (balance brought forward)                                       (27,338)         (17,839)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

      Proceeds from (repayments of) securities sold under agreement to repurchase          11,241             (779)
      Net increase (decrease) in deposit accounts                                          (3,889)          54,677
      Proceeds from Federal Home Loan Bank advances                                        18,000               --
      Repayments of Federal Home Loan Bank advances                                          (994)         (34,571)
      Repayments of notes payable                                                          (2,700)             (50)
      Dividends on common shares                                                             (949)            (828)
      Purchase of treasury shares                                                              --           (4,369)
      Proceeds from issuance of shares under stock option plan                                341            1,234
------------------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                          21,050           15,314
------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                  (6,288)          (2,525)
Cash and cash equivalents at beginning of period                                           31,009           20,390
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $ 24,721         $ 17,865
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for:
        Federal income taxes                                                             $     --         $     --
------------------------------------------------------------------------------------------------------------------
        Interest on deposits and borrowings                                              $  6,140         $  4,990
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

      Unrealized gains (losses) on securities designated as available for sale,
        net of related tax effects                                                       $ (1,049)        $    217
==================================================================================================================

      Recognition of mortgage servicing rights in accordance with SFAS No. 140           $    120         $    132
==================================================================================================================

      Transfer from loans to real estate acquired through foreclosure                    $     33         $    471
==================================================================================================================

      Loans identified as held-for-sale                                                  $     --         $    747
==================================================================================================================

      Treasury shares issued for options exercised                                       $     --         $    747
==================================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2005 and 2004

1. Basis of Presentation
   ---------------------

      Oak Hill Financial, Inc. (the "Company") is a financial holding company the principal assets of which have been its ownership of Oak Hill Banks ("Oak Hill") and Oak Hill Financial Insurance Agency, Inc. dba MPA Group Insurance Specialists ("MPA"). The Company also owns forty-nine percent of Oak Hill Title Agency, LLC ("Oak Hill Title") which provides title services for commercial and residential real estate transactions. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of its subsidiaries.

      On October 9, 2004, the Company acquired Ripley National Bank ("Ripley") for $5.3 million in cash. As part of the transaction, the Company acquired full-service offices in Ripley and Georgetown, Ohio, involving total loans of $39.1 million, $51.6 million in deposits and $58.6 million in total assets.

      On December 31, 2004, the Company sold the consumer loan portfolio of Action Finance Company. The portfolio, which was comprised of small consumer and second mortgage loans, totaled $8.7 million. Concurrent with the sale, the Company closed its five retail lending offices in southern Ohio.

      Oak Hill conducts a general commercial banking business in southern and central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. MPA is an insurance agency specializing in group health insurance and other employee benefits.

      Oak Hill's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Oak Hill can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2004. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year.

2. Principles of Consolidation
   ---------------------------

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oak Hill and MPA. The Company effectively controls Oak Hill Title; therefore, its accounts are also included in the financial statements of the Company with the remaining ownership being accounted for as minority interest. All intercompany balances and transactions have been eliminated.

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

      At March 31, 2005, the Company had $216.9 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be replaced or renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be replaced or renewed with Oak Hill at market rates of interest without a material adverse effect on the results of operations.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2005 and 2004

3. Liquidity and Capital Resources (continued)
  --------------------------------------------

      In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to a maximum of $186.3 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At March 31, 2005, the Company had $122.6 million of outstanding FHLB advances.

      The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company's customers. At March 31, 2005, the Company had total off-balance sheet contractual commitments consisting of $24.6 million to originate loans, or loans committed but not closed, $131.1 million in unused lines of credit and letters of credit totaling $15.2 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

      The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at March 31, 2005, by expiration period:

                           One year       Two to       After
(In thousands)              or less    three years  three years      Total
--------------------------------------------------------------------------------

Loan commitments            $24,644      $    --      $     --      $ 24,644
Unused lines of credit       72,489       16,137        42,498       131,124
Letters of credit             1,057        4,150        10,000        15,207
--------------------------------------------------------------------------------
                            $98,190      $20,287      $ 52,498      $170,975
================================================================================

      The table below details the amount of contractual obligations outstanding at March 31, 2005, by expiration period:

                                                                   One year      Two to        After
(In thousands)                                                      or less   three years   three years      Total
---------------------------------------------------------------------------------------------------------------------
Advances from the Federal Home Loan Bank                            $60,687      $ 7,874      $ 54,046      $122,607
Securities sold under agreement to repurchase                            --           --        10,000        10,000
Guaranteed preferred beneficial interests in the Corporation's
     junior subordinated debentures                                      --           --        18,000        18,000
Lease obligations                                                       710        1,557         2,129         4,396
---------------------------------------------------------------------------------------------------------------------
                                                                    $61,397      $ 9,431      $ 84,175      $155,003
=====================================================================================================================

4. Earnings Per Share
   ------------------

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options. The computations were as follows for the three-month periods ended March 31:

                                                            2005           2004
--------------------------------------------------------------------------------

Weighted-average common shares outstanding (basic)     5,566,360      5,582,171
Dilutive effect of assumed exercise of stock options     151,821        154,989
--------------------------------------------------------------------------------
Weighted-average common shares outstanding (diluted)   5,718,181      5,737,160
================================================================================

Oak Hill Financial, Inc.
NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
For the three month periods ended March 31, 2005 and 2004

4. Earnings Per Share (continued)
   ------------------------------

      Options to purchase 125,450 shares of common stock with a weighted-average exercise price of $37.21 were outstanding at March 31, 2005 but were excluded from the computation of common share equivalents for the period ended March 31, 2005 because their exercise prices were greater than the average market price of the common shares.

5. Critical Accounting Policies
   ----------------------------

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

      When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Unsecured credits are charged-off upon becoming contractually delinquent for greater than 90 days. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

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

      A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans, consumer installment loans and credit card loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. These homogeneous loan groups are evaluated for impairment in accordance with SFAS No. 5. With respect to the Company's investment in commercial and

Oak Hill Financial, Inc.
NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
For the three month periods ended March 31, 2005 and 2004

5. Critical Accounting Policies (continued)
   ----------------------------------------

other loans, and its evaluation of impairment thereof, management believes such loans are adequately collateralized and as a result impaired loans are carried as a practical expedient at the lower of cost or fair value.

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

6. Stock-Based Compensation
   ------------------------

      The Company has stock incentive plans that provide for grants of options, restricted stock and other equity-based instruments of up to 1,200,000 authorized, but unissued shares of its common stock. The Company accounts for its stock incentive plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

Oak Hill Financial, Inc.
NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
For the three month periods ended March 31, 2005 and 2004

6. Stock-Based Compensation (continued)
   ------------------------------------

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock incentive plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro-forma amounts indicated below for the three months ended March 31:

(In thousands, except share data)                            2005          2004
-------------------------------------------------------------------------------

Net earnings:
     As reported                                           $3,260        $3,147
     Stock-based compensation, net of tax                    (259)         (103)
-------------------------------------------------------------------------------
Pro-forma net earnings                                     $3,001        $3,044
===============================================================================

Basic earnings per share:
     As reported                                           $  .59        $  .56
     Stock-based compensation, net of tax                    (.05)         (.02)
-------------------------------------------------------------------------------
     Pro-forma                                             $  .54        $  .54
===============================================================================
Diluted earnings per share:
     As reported                                           $  .57        $  .55
     Stock-based compensation, net of tax                    (.05)         (.02)
-------------------------------------------------------------------------------
     Pro-forma                                             $  .52        $  .53
===============================================================================

      The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003: dividend yield of 1.6% for 2005 and 2004 and 2.3% for 2003; expected volatility 39.8% for 2005 and 2004 and 41.5% for 2003; risk-free interest rates of 3.65% for 2005 and 2004 and 3.38% for 2003; and expected lives of 4 years for 2005, 2004 and 2003.

      A summary of the status of the Company's stock incentive plans as of March 31, 2005 and December 31, 2004 and 2003 and changes during the periods ended on those dates is presented below:

                                                  Three months ended                           Year Ended
                                                        March 31,                              December 31,

                                                          2005                       2004                    2003
----------------------------------------------------------------------------------------------------------------------------
                                                               Weighted-                  Weighted-              Weighted-
                                                                average                    average                average
                                                                exercise                   exercise               exercise
                                                     Shares      price         Shares       price       Shares      price
----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                   582,466    $  22.21       572,397     $  17.36     718,717    $  15.35
Granted                                                2,000       37.72       130,500        37.19      68,000       30.46
Exercised                                            (20,622)      16.55      (118,131)       15.87    (210,820)      14.77
Forfeited                                             (6,883)      36.46        (2,300)       28.45      (3,500)      15.05
----------------------------------------------------------------------------------------------------------------------------
Outstanding at end of period                         556,961    $  22.30       582,466     $  22.21     572,397    $  17.36
============================================================================================================================

Options exercisable at period end                    431,011                   451,633                  503,730
============================================================================================================================

Weighted-average fair value of options granted
     during the period                                          $  13.14                   $  12.91                $   9.31
============================================================================================================================

Oak Hill Financial, Inc.
NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
For the three month periods ended March 31, 2005 and 2004

6. Stock-Based Compensation (continued)
   ------------------------------------

      The following information applies to options outstanding at March 31, 2005:

Range of exercise prices                                    Number outstanding
--------------------------------------------------------------------------------
      $ 6.67 - $10.01                                                   16,900
      $10.02 - $15.03                                                   44,413
      $15.04 - $22.56                                                  309,798
      $22.57 - $33.86                                                   60,400
      $33.87 - $37.72                                                  125,450
--------------------------------------------------------------------------------
            Total                                                      556,961
================================================================================

Weighted-average exercise price                                        $ 22.30
Weighted-average remaining contractual life                          7.9 years

7. Effects of Recent Accounting Pronouncements
   -------------------------------------------

      In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revised Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the awarded - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

      Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

      Excess tax benefits, as defined by SFAS 123R, will be recognized as an addition to additional paid in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid in capital to which it can be offset.

      Effective April 2005, compensation cost is required to be recognized beginning as of the first interim period of the fiscal year that begins on or after June 15, 2005, or January 1, 2006 as to the Company. Management believes the quarterly compensation cost, net of tax, will approximate the proforma amount disclosed above.

Forward-Looking Statements

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements about the Company. These forward-looking statements include statements regarding financial condition, results of operations, plans, objectives, and the future performance and business of the Company, including management's establishment of an allowance for loan losses, its statements regarding the adequacy of such allowance for loan losses, and management's belief that the allowance for loan losses is adequate. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly and materially from those described in the forward-looking statements. These factors include, but are not limited to, those set forth below and under the heading "Business Risks" included in
Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K), and other factors described in the 2004 Form 10-K, and from time-to-time in other filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date they are made. The Company assumes no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events.

Risk Factors

Oak Hill Financial, like other financial companies, is subject to a number of risks, many of which are outside of management's control. Management strives to mitigate those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect the Company's financial condition or results of operations, (3) liquidity risk, which is the risk that the Company will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or external events. The description of the Company's business contained in Item 1 of its 2004 Form 10-K, while not all inclusive, discusses a number of business risks that, in addition to the other information in this report, readers should carefully consider. Item 2:

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2005 and 2004

Discussion of Financial Condition Changes from December 31, 2004 to March 31,
-----------------------------------------------------------------------------
2005
----

      The Company's total assets amounted to $1.1 billion as of March 31, 2005, an increase of $22.6 million, or 2.1%, over the total at December 31, 2004. The increase in assets was funded primarily through an increase in FHLB advances of $17.0 million and a $10.0 million increase in reverse repurchase agreements, which were partially offset by a $3.9 million decrease in deposits and a $2.7 million decrease in notes payable.

      Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $8.7 million, or 7.0%, to a total of $132.7 million at March 31, 2005, compared to December 31, 2004. Investment securities increased by $15.7 million, as purchases of $27.3 million exceeded maturities and repayments of $5.4 million and sales of $4.4 million. Federal funds sold decreased by $719,000 during the three-month period ended March 31, 2005.

      Loans receivable, including loans held for sale, totaled $926.6 million at March 31, 2005, an increase of $14.0 million, or 1.5%, over the comparable totals at December 31, 2004. Loan disbursements totaled $89.6 million during the three-month period ended March 31, 2005, which were partially offset by loan sales of $9.6 million and principal repayments of $65.0 million. Loan disbursements and sales volume decreased by $11.3 million and $1.1 million, respectively, as compared to the same period in 2004. Loan originations and sales volume declined primarily due to the decrease in origination and sales of residential real estate loans in the secondary market. Growth in the loan portfolio during the three months ended March 31, 2005 was comprised of an $17.1 million, or 2.5%, increase in commercial and residential real estate loans, which was partially offset by a $1.8 million, or 1.1%, decrease in consumer and other loans, a $948,000, or 1.4%, decrease in installment loans, and a $152,000, or 7.5%, decrease in credit card loans. The Company's allowance for loan losses totaled $12.1 million at March 31, 2005, an increase of $215,000, or 1.8%, over the total at

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2005 and 2004

December 31, 2004. The allowance for loan losses represented 1.29% and 1.28% of the total loan portfolio at March 31, 2005 and December 31, 2004, respectively. Net charge-offs totaled approximately $535,000 and $350,000 for the three months ended March 31, 2005 and 2004, respectively. The Company's allowance represented 156.4% and 186.8% of nonperforming loans, which totaled $7.7 million and $6.3 million at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, nonperforming loans were comprised of $476,000 in installment loans, $717,000 in commercial and other loans, $2.9 million of loans secured primarily by commercial real estate and $3.6 million of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized or reserved for at March 31, 2005.

      Deposits totaled $858.2 million at March 31, 2005, a decrease of $3.9 million, or 0.5%, from the total at December 31, 2004. Brokered deposits continued to be an integral part of the Company's overall funding strategy due to competitive rates and lower operational costs compared with retail deposits. Brokered deposits totaled $106.2 million with a weighted-average cost of 2.96% at March 31, 2005, as compared to the $140.7 million in brokered deposits with a 2.71% weighted-average cost at December 31, 2004.

      Advances from the Federal Home Loan Bank totaled $122.6 million at March 31, 2005, an increase of $17.0 million, or 16.1%, over the total at December 31, 2004. Securities sold under agreements to repurchase totaled $16.6 million at March 31, 2005, an increase of $10.2 million, over the total at December 31, 2004. The increase resulted primarily from $10.0 million in reverse repurchase agreements incepted in March 2005. Notes payable decreased $2.7 million as the Company repaid a note to another financial institution.

      The Company's stockholders' equity amounted to $86.8 million at March 31, 2005, an increase of $1.7 million, or 2.1%, over the balance at December 31, 2004. The increase resulted primarily from net earnings of $3.3 million and proceeds from options exercised of $483,000, which were partially offset by $949,000 dividends declared on common stock and a $1.0 million decrease in the unrealized gain on securities to an overall unrealized loss on securities of $444,000 at March 31, 2005.

Comparison of Results of Operations for the Three-Month  Periods Ended March 31,
--------------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

      Net earnings for the three months ended March 31, 2005 totaled $3.3 million, a $113,000, or 3.6%, increase over the net earnings reported in the comparable 2004 period. The increase in earnings resulted primarily from a $408,000 increase in net interest income, a $187,000 increase in other income, and a $255,000 decrease in the provision for federal income taxes, which were partially offset by a $175,000 increase in the provision for losses on loans and a $562,000 increase in general, administrative and other expense.

Net Interest Income
-------------------

      Total interest income for the three months ended March 31, 2005, amounted to $15.8 million, an increase of $1.6 million, or 11.2%, over the comparable 2004 period. Interest income on loans totaled $14.7 million, an increase of $1.4 million, or 10.8%, over the 2004 period. This increase resulted primarily from a $99.8 million, or 12.0%, increase in the weighted-average ("average") portfolio balance, to a total of $929.0 million for the three months ended March 31, 2005, which was partially offset by a 1 basis point decrease in the average fully-taxable equivalent yield, to 6.45% for the three month period ended March 31, 2005. Interest income on investment securities and other interest-earning assets increased by $148,000, or 16.6%. The increase resulted primarily from a $13.3 million, or 14.7%, increase in the average portfolio balance, to a total of $103.8 million for the three months ended March 31, 2005, coupled with a 33 basis point increase in the average fully-taxable equivalent yield, to 4.71% for the three months ended March 31, 2005.

      Total interest expense amounted to $6.1 million for the three months ended March 31, 2005, an increase of $1.2 million, or 24.1%, from the comparable 2004 period. Interest expense on deposits increased by $988,000, or 26.5%, to a total of $4.7 million for the three months ended March 31, 2005. The increase resulted primarily from a 22 basis point increase in the average cost of deposits, to 2.24% for the three months ended March 31, 2005, coupled with a $113.9 million, or 15.4%, increase in the average portfolio balance, to a total of $853.4 million for the three months ended March 31, 2005. Interest expense on borrowings increased by $193,000, or 16.2%, for the three months ended March 31, 2005. The increase was due to a $13.0 million, or 10.5%, increase in the average borrowings outstanding for the three months ended March 31, 2005, coupled with a 24 basis point increase in the average cost of borrowings, to 4.08%. The increase in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the rising interest rate environment for the three month period ended March 31, 2005.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $408,000, or 4.4%, for the three months ended March 31, 2005, as compared to the same period in 2004. The interest rate spread decreased by 18

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2005 and 2004

basis points, to 3.79% for the three months ended March 31, 2005, compared to 3.97% for the three months ended March 31, 2004. The fully-taxable equivalent net interest margin decreased by 22 basis points from, 4.11% to 3.89% for the three months ended March 31, 2004 and 2005, respectively.

Provision for Losses on Loans
-----------------------------

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $750,000 provision for losses on loans for the three months ended March 31, 2005, an increase of $175,000, or 30.4%, compared to same period in 2004. The provision for losses on loans for the three months ended March 31, 2005 was predicated primarily upon the $14.3 million of growth in the gross loan portfolio, the $535,000 of loans charged-off during the current quarter, and an increase in nonperforming loans from $6.3 million at December 31, 2004 to $7.7 million at March 31, 2005.

      Consistent with the Company's policy for determining the adequacy of its allowance for loan losses, management continues to closely monitor criticized loans for, among other factors previously discussed, adverse situations affecting borrowers' abilities to repay and an assessment of current collateral values. Although management believes that it uses the best information available in providing for possible loan losses, future adjustments to the allowance could be necessary and net earnings could be affected.

Other Income
------------

      Other income totaled $2.5 million for the three months ended March 31, 2005, a increase of $187,000, or 8.0%, over the amount reported in the comparable 2004 period. This increase resulted primarily from a $221,000, or 18.6%, increase in service fees and charges, a $23,000, or 7.8%, increase in gain on sale of loans, and a $9,000, or 6.7%, increase in gain on sale of securities, which were partially offset by a $66,000, or 9.0%, decrease in insurance commissions. The increase in service fees, charges and other income was due primarily to an increase in ATM fees totaling $98,000, an increase in bank owned life insurance income of $79,000, and a $54,000 decrease in amortization and impairment of mortgage servicing rights for the three months ended March 31, 2005. The gain on sale of loans is attributable to a $78,000 increase in gains from the sale of Small Business Administration loans, which was offset by a $55,000 decrease in gains from the sale of residential real estate loans.

General, Administrative and Other Expense
-----------------------------------------

      General, administrative and other expense totaled $6.9 million for the three months ended March 31, 2005, an increase of $562,000, or 8.9%, over the amount reported in the 2004 period. The increase resulted primarily from a $438,000, or 24.5%, increase in other operating expenses including merger-related expenses, a $169,000, or 20.3%, increase in occupancy and equipment, and a $142,000, or 4.1%, increase in compensation and benefits, which were partially offset by a $191,000, or 78.3%, decrease in franchise tax expense.

      The increase in occupancy and equipment expense was due primarily to a $144,000, or 71.0%, increase in maintenance and maintenance contracts and a $61,000, or 24.7%, increase in depreciation expense. The increase in other expenses resulted primarily from a $72,000 increase in amortization of core deposit intangible, a $55,000, or 31.3%, increase in professional fees, a $29,000, or 30.3%, increase in ATM expenses, a $22,000, or 33.5%, increase in travel expense, a $9,000, or 6.2%, increase in postage, coupled with incremental increases in other operating expenses year-to-year. The increase in compensation and benefits resulted primarily from a $44,000, or 1.4%, increase in salaries and wages partially attributable to yearly salary increases, a $28,000, or 15.5%, increase in group insurance, and a $20,000 increase in directors' fees. The decrease in franchise tax expense generally reflects a tax savings resulting from the Ripley acquisition.

Federal Income Taxes
--------------------

      The provision for federal income taxes amounted to $1.3 million for the three months ended March 31, 2005, a decrease of $255,000, or 16.2%, from the comparable 2004 period. The decrease resulted primarily from a $142,000, or 3.0%, decrease in earnings before taxes, coupled with $125,000 in new markets tax credits pursuant to Oak Hill Banks' $10.0 million qualified equity investments in Oak Hill Community Development Corp. in 2004. The effective tax rates were 28.8% and 33.4% for the three months ended March 31, 2005 and 2004, respectively.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2005 and 2004

Subsequent Event
----------------

      On April 1, 2005, the Company completed its previously announced merger with Lawrence Financial Holdings, Inc. ("Lawrence Financial") for a purchase price of approximately $15.2 million, of which $7.7 million was paid in cash. In addition, the Company issued 221,501 share of common stock to Lawrence Financial shareholders. The transaction added $116.9 million in assets, $76.5 million in loans, $104.2 million in deposits and $9.5 million in equity to the Company.

Item 3:     Quantitative and Qualitative Disclosure About Market Risk
            ---------------------------------------------------------

            There has been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4:     Controls and Procedures
            -----------------------

            Disclosure Controls and Procedures
            ----------------------------------

            Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

            At the end of the period covered by this report, the Company's management, with the participation of its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation and the material weaknesses in the Company's internal controls discussed below, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were ineffective at March 31, 2005.

            Internal Controls
            -----------------

            Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company recently identified deficiencies in its internal control over financial reporting, based on an evaluation of the effectiveness of internal control over financial reporting. The identified material weaknesses relate to incomplete documentation on loan and wire transfer approvals.

            Changes in Internal Control Over Financial Reporting
            ----------------------------------------------------

            During the quarter ended March 31, 2005, the Company implemented several changes to its internal control over financial reporting in response to the aforementioned deficiencies identified as of December 31, 2004. To address the material weakness related to incomplete documentation on loan approvals, the Company implemented the following remediation steps:

            o The Company has reviewed and identified loan approval procedures for revision;

            o The Company has implemented revised procedures for centralized approvals of installment loans; and

            o     The  Company  has  implemented   additional  testing  of  loan
                  approvals.

            To address the material weakness related to incomplete documentation
            of  wire  transfer  approvals,   the  Company  has  implemented  the
            following remediation steps:

            o The Company has reviewed and identified wire transfer approval procedures for revision; and

            o     The  Company  has  implemented   additional  testing  of  wire
                  transfer approvals.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2005 and 2004

Item 4:     Controls and Procedures (continued)
            -----------------------------------

            There were no additional changes in the Company's internal control over financial reporting made during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect , the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item1:      Legal Proceedings
            -----------------

            Not applicable.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

            Not applicable.

Item 3:     Defaults Upon Senior Securities
            -------------------------------

            Not applicable.

Item 4:     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            Not applicable.

Item 5:     Other Information
            -----------------

            Not applicable.

Item 6:     Exhibits
            --------

            Exhibits:

            Exhibit Number       Description
            --------------       -----------

            31.1                 Certification of Chief Executive Officer, R. E.
                                 Coffman, Jr., dated May 10, 2005, pursuant to
                                 Section 302 of the Sarbanes-Oxley Act of 2002 ("SOX").

            31.2                 Certification of Chief Financial Officer, Ron
                                 J. Copher, dated May 10, 2005, pursuant to
                                 Section 302 of SOX.

            32.1                 Certification by Chief Executive Officer, R. E.
                                 Coffman, Jr., dated May 10, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                 Section 906 of SOX.

            32.2                 Certification by Chief Financial Officer, Ron
                                 J. Copher, dated May 10, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Oak Hill Financial, Inc.


Date: May 10, 2005                   By:  /s/ R. E. Coffman, Jr,
                                        ----------------------------------------
                                        R. E. Coffman,  Jr.
                                        President & Chief Executive Officer


Date: May 10, 2005                   By:  /s/ Ron J. Copher
                                        ----------------------------------------
                                        Ron J. Copher
                                        Chief Financial Officer