Form 10-Q/A
period 2005-03-31
OAK HILL FINANCIAL INC
filed 2005-07-13
CIK 949953

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

      As of July 12, 2005, the latest practicable date, 5,715,931 shares of the Registrant's common stock, without par value, were outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item  1: Financial Statements

            Consolidated Statements of Financial Condition                     3

            Consolidated Statements of Earnings                                4

            Consolidated Statements of Comprehensive Income                    5

            Consolidated Statements of Cash Flows                              6

            Notes to Consolidated Financial Statements                         8

Item  2: Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                    14

Item  3: Quantitative and Qualitative Disclosures About Market Risk           17

Item  4: Controls and Procedures                                              17


                           PART II - OTHER INFORMATION

Item  1: Legal Proceedings                                                    18

Item  2: Unregistered Sales of Equity Securities and Use of Proceeds          18

Item  3: Default Upon Senior Securities                                       18

Item  4: Submission of Matters to a Vote of Security Holders                  18

Item  5: Other Information                                                    18

Item  6: Exhibits                                                             18

Signatures                                                                    19

Certifications                                                                20

PART I - FINANCIAL INFORMATION

Item 1:

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                                                                          (unaudited)
                                                                                            March 31,  December 31,
(In thousands, except share data)                                                               2005           2004
-------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and due from banks                                                                  $    24,721    $    31,009
Federal funds sold                                                                               269            988
Investment securities designated as available for sale - at market                           104,084         88,383
Investment securities designated as held to maturity - at cost (approximate market
     value of $3,847 and $3,853 at March 31, 2005 and December 31, 2004, respectively)         3,635          3,640
Loans receivable - net                                                                       926,578        912,282
Loans held for sale - at lower of cost or market
                                                                                                                256
Office premises and equipment - net                                                           15,673         15,489
Federal Home Loan Bank stock - at cost                                                         6,663          6,590
Real estate acquired through foreclosure                                                         943          1,614
Accrued interest receivable on loans                                                           3,576          3,407
Accrued interest receivable on investment securities                                             924            527
Goodwill - net                                                                                 1,686          1,674
Core deposit intangible                                                                        1,198          1,270
Bank owned life insurance                                                                     10,197         10,118
Prepaid expenses and other assets                                                              2,876          2,505
Prepaid                                                                                      federal         income
taxes
                                                                                               1,719          2,929
Deferred federal income taxes                                                                    934            359
-------------------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                                 $ 1,105,676    $ 1,083,040
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Demand                                                                              $    81,125    $    88,712
     Savings and time deposits                                                               777,031        773,384
-------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                   858,156        862,096
Securities sold under agreements to repurchase                                                16,600          5,359
Advances from the Federal Home Loan Bank                                                     122,607        105,601
Notes payable                                                                                  2,700
Guaranteed preferred beneficial interests in the Company's
     junior subordinated debentures                                                           18,000         18,000
Accrued interest payable and other liabilities                                                 3,525          4,241
-------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                              1,018,888        997,997
Stockholders' equity
     Common stock - $.50 stated value; authorized 15,000,000 shares
     5,653,583 shares issued at March 31, 2005 and December 31, 2004                           2,827          2,827
     Additional paid-in capital                                                                6,474          6,658
     Retained earnings                                                                        80,382         78,071
     Treasury stock (75,680 and 96,302 shares at March 31, 2005 and
       December 31, 2004, respectively - at cost)                                             (2,451)        (3,118)
     Accumulated comprehensive income (loss):
       Unrealized gain (loss) on securities designated as available for sale, net
         of related tax effects                                                                 (444)           605
-------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                        86,788         85,043
-------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 1,105,676    $ 1,083,040
===================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)




                                                                For the Three Months Ended
                                                                --------------------------
                                                                              March 31,
(In thousands, except share data)                                         2005        2004
------------------------------------------------------------------------------------------

INTEREST INCOME

Loans                                                                 $ 14,740    $ 13,299
Investment securities                                                      944         825
Interest-bearing deposits and other                                         93          64
------------------------------------------------------------------------------------------
            Total interest income                                       15,777      14,188
INTEREST EXPENSE

Deposits                                                                 4,710       3,722
Borrowings                                                               1,381       1,188
------------------------------------------------------------------------------------------
            Total interest expense                                       6,091       4,910
------------------------------------------------------------------------------------------
            Net interest income                                          9,686       9,278
Provision for losses on loans                                              750         575
------------------------------------------------------------------------------------------
            Net interest income after provision for losses on loans      8,936       8,703
OTHER INCOME

Service fees, charges and other operating                                1,407       1,186
Insurance commissions                                                      671         737
Gain on sale of loans                                                      318         295
Gain on sale of securities                                                 143         134
------------------------------------------------------------------------------------------
            Total other income                                           2,539       2,352
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits                                       3,582       3,440
Occupancy and equipment                                                  1,002         833
Federal deposit insurance premiums                                          30          26
Franchise taxes                                                             53         244
Other operating                                                          1,911       1,790
Merger-related expenses                                                    317
------------------------------------------------------------------------------------------
            Total general, administrative and other expense              6,895       6,333
------------------------------------------------------------------------------------------
            Earnings before federal income taxes                         4,580       4,722
FEDERAL INCOME TAXES

Current                                                                  1,351       1,592
Deferred                                                                   (31)        (17)
------------------------------------------------------------------------------------------
            Total federal income taxes                                   1,320       1,575
------------------------------------------------------------------------------------------
            NET EARNINGS                                              $  3,260    $  3,147
==========================================================================================
            EARNINGS PER SHARE
                Basic                                                 $    .59    $    .56
==========================================================================================
                Diluted                                               $    .57    $    .55
==========================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                         For the Three Months Ended
                                                                         --------------------------
                                                                                        March 31,
(In thousands)                                                                      2005       2004
---------------------------------------------------------------------------------------------------

Net earnings                                                                     $ 3,260    $ 3,147
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities designated as available for sale,
       net of taxes (benefits) of $(515) and $164, respectively                     (956)       304
     Reclassification adjustment for realized gains included in net earnings,
       net of taxes of $50 and $47, respectively                                     (93)       (87)
---------------------------------------------------------------------------------------------------
Comprehensive income                                                             $ 2,211    $ 3,364
===================================================================================================
Accumulated comprehensive income (loss)                                          $  (444)   $ 1,132
===================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                        For the Three Months Ended
                                                                        --------------------------
                                                                                     March 31,
(In thousands)                                                                   2005        2004
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings for the period                                             $  3,260    $  3,147
     Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation and amortization                                         418         246
            Gain on sale of securities                                           (143)       (134)
            Amortization of premiums and discounts on investment
                securities - net                                                  219         212
            Amortization of mortgage servicing rights                             106         148
            Proceeds from sale of loans in secondary market                     9,792      10,858
            Loans disbursed for sale in secondary market                       (9,338)    (10,894)
            Gain on sale of loans                                                (198)       (163)
            Loss on disposition of assets                                          95          --
            Amortization of deferred loan origination costs and fees - net        (42)        (42)
            Loss on sale of other real estate owned                                16          11
              Federal Home Loan Bank stock dividends                              (73)        (60)
            Provision for losses on loans                                         750         575
            Tax benefit of stock options exercised                                142         462
            Bank owned life insurance income                                      (79)         --
            Increase (decrease) in cash due to changes in:
                Prepaid expenses and other assets                                (371)       (236)
                Accrued interest receivable                                      (566)       (350)
                Accrued interest payable and other liabilities                   (716)     (2,008)
                Federal income taxes
                  Current                                                       1,210       1,100
                  Deferred                                                        (31)        (17)
-------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                   4,451       2,855
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

       Loan disbursements                                                     (80,265)    (89,982)
       Principal repayments on loans                                           65,032      71,130
       Principal repayments on mortgage-backed securities designated
         as available for sale                                                  4,149       3,751
       Proceeds from sale of investment securities designated
         as available for sale                                                  4,501       3,431
       Proceeds from maturity of investment securities                          1,290       3,000
       Proceeds from disposition of assets                                          8          --
       Proceeds from sale of other real estate owned                              688         158
       Purchase of investment securities designated
         as available-for-sale                                                (27,305)    (11,802)
       Purchase of Saltsman Insurance Agency                                      (12)         --
       Purchase of other real estate owned                                       --          (169)
       (Increase) decrease in federal funds sold - net                            719         (18)
       Purchase of office premises and equipment                                 (594)       (193)
-------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                     (31,789)    (20,694)
-------------------------------------------------------------------------------------------------
                    Net cash used in operating and investing activities
                      (balance carried forward)                               (27,338)    (17,839)
-------------------------------------------------------------------------------------------------

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)



                                                                             For the Three Months Ended
                                                                             --------------------------
                                                                                           March 31,
(In thousands)                                                                         2005        2004
-------------------------------------------------------------------------------------------------------

                    Net cash used in operating and investing activities
                      (balance brought forward)                                     (27,338)    (17,839)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

     Proceeds from (repayments of) securities sold under agreement to repurchase     11,241        (779)
     Net increase (decrease) in deposit accounts                                     (3,889)     54,677
     Proceeds from Federal Home Loan Bank advances                                   18,000          --
     Repayments of Federal Home Loan Bank advances                                     (994)    (34,571)
     Repayments of notes payable                                                     (2,700)        (50)
     Dividends on common shares                                                        (949)       (828)
     Purchase of treasury shares                                                         --      (4,369)
     Proceeds from issuance of shares under stock option plan                           341       1,234
-------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                        21,050      15,314
-------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                            (6,288)     (2,525)
Cash and cash equivalents at beginning of period                                     31,009      20,390
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $ 24,721    $ 17,865
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
       Federal income taxes                                                        $     --    $     --
=======================================================================================================
       Interest on deposits and borrowings                                         $  6,140    $  4,990
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

     Unrealized gains (losses) on securities designated as available for sale,
       net of related tax effects                                                  $ (1,049)   $    217
=======================================================================================================

     Recognition of mortgage servicing rights in accordance with SFAS No. 140      $    120    $    132
=======================================================================================================

     Transfer from loans to real estate acquired through foreclosure               $     33    $    471
=======================================================================================================

     Loans identified as held-for-sale                                             $     --    $    747
=======================================================================================================

     Treasury shares issued for options exercised                                  $     --    $    747
=======================================================================================================

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



3. Liquidity and Capital Resources (continued)
   ------------------------------------------

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

      The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at March 31, 2005, by expiration period:

                                    One year     Two to       After
(In thousands)                       or less  three years  three years    Total
--------------------------------------------------------------------------------

Loan commitments                    $ 24,644    $     --    $     --    $ 24,644

Unused lines of credit                72,489      16,137      42,498     131,124
Letters of credit                      1,057       4,150      10,000      15,207
--------------------------------------------------------------------------------
                                    $ 98,190    $ 20,287    $ 52,498    $170,975
================================================================================

      The table below details the amount of contractual obligations outstanding at March 31, 2005, by expiration period:


                                                                  One year   Two to       After
(In thousands)                                                    or less  three year  three years  Total
----------------------------------------------------------------------------------------------------------

Advances from the Federal Home Loan Bank                         $ 60,687   $  7,874   $ 54,046   $122,607
Securities sold under agreement to repurchase                          --         --     10,000     10,000
Guaranteed preferred beneficial interests in the Corporation's
     junior subordinated debentures                                    --         --     18,000     18,000
Lease obligations                                                     710      1,557      2,129      4,396
----------------------------------------------------------------------------------------------------------
                                                                 $ 61,397   $  9,431   $ 84,175   $155,003
==========================================================================================================


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


4. Earnings Per Share (continued)
   -----------------------------

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

      A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans, consumer installment loans and credit card loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. These homogeneous loan groups are evaluated for impairment in accordance with SFAS No. 5. With respect to the Company's investment in commercial and

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2005 and 2004


5. Critical Accounting Policies (continued)
   ---------------------------------------

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


(In thousands, except share data)                           2005           2004
--------------------------------------------------------------------------------
Net earnings:
     As reported                                       $   3,260      $   3,147
     Stock-based compensation, net of tax                   (259)          (103)
--------------------------------------------------------------------------------
Pro-forma net earnings                                 $   3,001      $   3,044
================================================================================
Basic earnings per share:
     As reported                                       $     .59      $     .56
     Stock-based compensation, net of tax                   (.05)          (.02)
--------------------------------------------------------------------------------
     Pro-forma                                         $     .54      $     .54
================================================================================
Diluted earnings per share:
     As reported                                       $     .57      $     .55
     Stock-based compensation, net of tax                   (.05)          (.02)
--------------------------------------------------------------------------------
     Pro-forma                                         $     .52      $     .53
================================================================================


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

      A summary of the status of the Company's stock incentive plans as of March 31, 2005 and December 31, 2004 and 2003 and changes during the periods ended on those dates is presented below:


                                                    Three months ended                     Year Ended
                                                        March 31,                         December 31,

                                                          2005                   2004                  2003
-------------------------------------------------------------------------------------------------------------------
                                                              Weighted-             Weighted-             Weighted-
                                                              average               average                 average
                                                              exercise              exercise               exercise
                                                   Shares      price      Shares      price     Shares       price
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                582,466    $  22.21    572,397    $  17.36    718,717    $  15.35
Granted                                             2,000       37.72    130,500       37.19     68,000       30.46
Exercised                                         (20,622)      16.55   (118,131)      15.87   (210,820)      14.77
Forfeited                                          (6,883)      36.46     (2,300)      28.45     (3,500)      15.05
-------------------------------------------------------------------------------------------------------------------
Outstanding at end of period                      556,961    $  22.30    582,466    $  22.21    572,397    $  17.36
===================================================================================================================

Options exercisable at period end                 431,011                451,633               503,730
===================================================================================================================
Weighted-average fair value of options granted
     during the period                                       $  13.14               $  12.91               $   9.31
===================================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2005 and 2004


6. Stock-Based Compensation (continued)
   -----------------------------------

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


Discussion  of Financial  Condition  Changes from December 31, 2004 to March 31,
--------------------------------------------------------------------------------
2005
----

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


Item 6:     Exhibits
            --------

            Exhibits:

            Exhibit Number Description
            -------------- -----------

            31.1           Certification  of  Chief  Executive  Officer,  R.  E.
                           Coffman,  Jr.,  dated  July  12,  2005,  pursuant  to
                           Section  302  of  the   Sarbanes-Oxley  Act  of  2002
                           ("SOX").

            31.2           Certification  of  Chief  Financial  Officer,  Ron J.
                           Copher, dated July 12, 2005, pursuant to Section 302 of SOX.

            32.1           Certification  by  Chief  Executive  Officer,  R.  E.
                           Coffman, Jr., dated July 12, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX.

            32.2           Certification  by  Chief  Financial  Officer,  Ron J.
                           Copher,  dated July 12,  2005,  pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Oak Hill Financial, Inc.



Date: July 12, 2005                     By:  /s/ R.  E.  Coffman, Jr,
                                            ------------------------------------
                                             R. E. Coffman, Jr.
                                             President & Chief Executive Officer




Date: July 12, 2005                     By:  /s/ Ron J. Copher
                                            ------------------------------------
                                             Ron J. Copher
                                             Chief Financial Officer