Form 10-K/A
period 2004-12-31
OAK HILL FINANCIAL INC
filed 2005-07-14
CIK 949953

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                            OAK HILL FINANCIAL, INC.
                          2004 FORM 10-K ANNUAL REPORT

Oak Hill Financial, Inc. (the "Company") inadvertently referenced an incorrect Form 10-K in its Section 906 certifications filed with its Form 10-K for the year ended December 31, 2004, with the Securities and Exchange Commission on March 25, 2005. This amendment includes all items and exhibits originally filed on Form 10-K as well as Exhibits 31.1, 31.2, 32.1 and 32.2. The Company is not making any changes to its financial statements. This amendment is accurate as of the date of the Company's originally filed Form 10-K and has not been updated to reflect any events that occurred subsequent to March 25, 2005. The Company is including currently dated certifications as listed in revised Item 15.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                                                                        At December 31,

-----------------------------------------------------------------------------------------------------------------------------------
                                  2004                  2003                 2002                  2001                 2000

-----------------------------------------------------------------------------------------------------------------------------------
                              Amount  Percent      Amount  Percent      Amount   Percent      Amount   Percent     Amount  Percent

-----------------------------------------------------------------------------------------------------------------------------------
Type of loan:

   1-4 family residential   $270,092    29.6%   $ 235,180    29.0%   $ 245,794     35.0%   $ 373,323     57.8%   $240,593    40.1%
   Commercial and other      584,201    64.0      513,848    63.3      391,586     55.8      216,611     33.5     275,500    46.0
   Consumer                   68,072     7.5       71,100     8.8       72,012     10.3       62,829      9.7      88,585    14.8
   Credit cards                2,020     0.2        1,729     0.2        1,694      0.2        1,663      0.3       1,605     0.3

-----------------------------------------------------------------------------------------------------------------------------------

Total loans                  924,385   101.3      821,857   101.3      711,086    101.3      654,426    101.3     606,283   101.2

Less:
   Allowance for
      loan losses            (11,847)   (1.3)     (10,836)   (1.3)      (9,142)    (1.3)      (8,345)    (1.3)     (7,197)   (1.2)
-----------------------------------------------------------------------------------------------------------------------------------
Total loan receivable, net  $912,538   100.0%   $ 811,021   100.0%   $ 701,944    100.0%   $ 646,081    100.0%   $599,086   100.0%

-----------------------------------------------------------------------------------------------------------------------------------

      The following is maturity information with respect to commercial loans at December 31, 2004.

-----------------------------------------------------------------------------------------------------------------------------------

                                After one year               After five years
  Less than one year          through five years             through ten years              After ten years

-----------------------------------------------------------------------------------------------------------------------------------
              Weighted                     Weighted                      Weighted                      Weighted
               Average                      Average                       Average                       Average
Amount          Yield     Amount             Yield      Amount             Yield      Amount             Yield          Total
-----------------------------------------------------------------------------------------------------------------------------------
  $151,917       5.71%    $121,647            6.08%     $ 78,619            6.00%    $232,018            6.58%         $584,201

-----------------------------------------------------------------------------------------------------------------------------------

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

      Commercial Loans. The Company is also active in commercial lending, primarily to smaller businesses in the Company's primary market area. These loans are typically secured by commercial real estate and priced in relation to the prime rate or the one year, three year or five year U.S. Treasury Index. Such loans generally have terms of up to 25 years and loan-to-value ratios of up to 80%. The Company also makes commercial loans secured by collateral other than real estate and unsecured commercial loans. Other

--------------------------------------------------------------------------------
secured and unsecured commercial loans are also typically priced at spreads to prime or the one year, three year or five year U.S. Treasury Index and have maturities of up to five years.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

      The following is a summary of the Company's loan loss experience and selected ratios for the periods presented.

--------------------------------------------------------------------------------------------------

                                                           Year Ended December 31,

--------------------------------------------------------------------------------------------------
                                                 2004       2003       2002       2001       2000

--------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Allowance for loan losses                    $ 10,836   $  9,142   $  8,345   $  7,197   $  6,132
   (beginning of period)
Loans charged-off:
   1-4 family residential                         226        129        215        172        219
   Multi-family and commercial real estate      1,214        226      1,064         50         37
   Commercial and industrial                      334        442        148        239          2
   Consumer                                     1,771      1,355      1,136      1,365      1,155

--------------------------------------------------------------------------------------------------
      Total loans charged-off                   3,545      2,152      2,563      1,826      1,413

Recoveries of previously charged-off loans:
   1-4 family residential                          35         27         14         20         20
   Multi-family and commercial real estate        604         62        118         28          3
   Commercial and industrial                       99         14        103          8          1
   Consumer                                       553        396        368        327        191

--------------------------------------------------------------------------------------------------
      Total recoveries                          1,291        499        603        383        215

--------------------------------------------------------------------------------------------------
Net loans charged-off                           2,254      1,653      1,960      1,443      1,198
Provision for losses on loans                   3,136      3,347      2,757      2,591      2,263
Allowance of acquired institution
     and other                                    129         --         --         --         --

--------------------------------------------------------------------------------------------------

Allowance for loan losses
   (end of period)                           $ 11,847   $ 10,836   $  9,142   $  8,345   $  7,197

--------------------------------------------------------------------------------------------------

Loans outstanding:
   Average, net                              $869,849   $754,519   $690,545   $623,486   $557,038
   End of period                             $924,385   $821,857   $711,086   $654,426   $606,283
Ratio of allowance for loan losses to
   loans outstanding at end of period            1.28%      1.32%      1.29%      1.28%      1.19%
Ratio of net charge-offs to average
   loans outstanding                             0.26%      0.22%      0.28%      0.23%      0.22%

--------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

      The following table summarizes nonperforming assets by category.

-------------------------------------------------------------------------------------------
                                                     Year Ended December 31,

-------------------------------------------------------------------------------------------
                                          2004       2003       2002       2001       2000

-------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Real estate:
   Nonaccrual                         $  3,144   $  2,235   $  1,105   $    386   $    436
   Past due 90 days or more(1)             121         98        515         40        158
Commercial and industrial:
   Nonaccrual                            1,858      4,153      4,345      2,813        205
   Past due 90 days or more(1)             606         21        435        993      1,487
Consumer and other:
   Nonaccrual                              538      1,213        579        492        422
   Past due 90 days or more(1)              64        399        317        492        161

-------------------------------------------------------------------------------------------
      Total nonperforming loans          6,331      8,119      7,296      5,216      2,869

Other real estate owned                  1,614        585         --      1,587        232

-------------------------------------------------------------------------------------------
      Total nonperforming assets      $  7,945   $  8,704   $  7,296   $  6,803   $  3,101

-------------------------------------------------------------------------------------------
Loans outstanding                     $924,385   $821,857   $711,086   $654,426   $606,283
Allowance for loan losses to
   total loans                            1.28%      1.32%      1.29%      1.28%      1.19%
Nonperforming loans to total loans        0.69       0.99       1.03       0.80       0.47
Nonperforming assets to total assets      0.73       0.93       0.88       0.87       0.45
Allowance for loan losses to
   nonperforming loans                   187.1%     133.5%     125.3%     160.0%     250.9%

-------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------------------------

                                                                         December 31,

-----------------------------------------------------------------------------------------------------------------------------------

                                   2004                2003                  2002                2001                 2000

-----------------------------------------------------------------------------------------------------------------------------------
                                       Percent             Percent               Percent              Percent             Percent
                                      of loans            of loans              of loans             of loans            of loans
                                       in each             in each               in each              in each             in each
                                      category            category              category             category            category
                                      to total            to total              to total             to total            to total
                              Amount  loans(1)    Amount   loans(1)     Amount   loans(1)   Amount    loans(1)   Amount   loans(1)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Balance at end of period
   applicable to:
1-4 family residential      $    492    29.2%    $   526     28.6%      $  363     34.6%    $2,849      57.0%    $2,506     39.7%
Commercial and other          10,368    63.2       8,793     62.5        5,990     55.1      1,715      33.1      1,508     45.4
Consumer                         925     7.4       1,440      8.7          936     10.1      2,164       9.6      1,903     14.6
Credit cards                      62     0.2          77      0.2           51      0.2         60       0.3         53      0.3
Unallocated                       --      --          --       --        1,802       --      1,557        --      1,227       --

-----------------------------------------------------------------------------------------------------------------------------------
Total                        $11,847   100.0%    $10,836    100.0%      $9,142    100.0%    $8,345     100.0%    $7,197    100.0%

-----------------------------------------------------------------------------------------------------------------------------------

(1)   Percentages are base upon loans gross of the allowance for loan losses.

--------------------------------------------------------------------------------

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

      ------------------------------------------------------------------------

                                                       At December 31,

      ------------------------------------------------------------------------
                                                    2004     2003     2002

      ------------------------------------------------------------------------
                                                    (Dollars in thousands)

      Held-to-maturity:
         Trust preferred securities              $ 3,640  $ 3,659  $ 2,575

      Available-for-sale:
         U.S. Government and agency obligations   61,408   58,490   64,798
         State and local government obligations   26,769   17,211   16,257
         Other securities                            206      185      159

      ------------------------------------------------------------------------
           Total investment securities
                available-for-sale                88,383   75,886   81,214

      ------------------------------------------------------------------------
           Total investment securities           $92,023  $79,545  $83,789

      ------------------------------------------------------------------------

      The following table reflects the maturities of the Company's investment securities at December 31, 2004.

-------------------------------------------------------------------------------------------------------------------------

                                   Due in         Due after one year   Due after five years
                               one year or less   through five years     through ten years   Due after ten years

-------------------------------------------------------------------------------------------------------------------------

                                Amount     Rate     Amount     Rate       Amount     Rate       Amount     Rate     Total

-------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   Trust preferred securities  $    --       --    $    --       --      $    --       --      $ 3,640     8.45%  $ 3,640

Available-for-sale:
   U.S. Government and
      agency obligations           503     7.13%    11,292     3.81%       8,477     5.12%      41,136     5.73%   61,408
   Municipal obligations           314     5.13%     1,702     4.30%       5,437     4.72%      19,316     4.94%   26,769
   Other securities                 --       --         --       --           --       --          206       --       206

-------------------------------------------------------------------------------------------------------------------------
Total available-for-sale
     securities                    817     6.36%    12,994     3.87%      13,914     4.96%      60,658     5.46%   88,383

-------------------------------------------------------------------------------------------------------------------------
Total investment securities    $   847     6.36%   $12,994     3.87%     $13,914     4.96%     $64,298     5.63%  $92,023

-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------

                                                       At December 31,

--------------------------------------------------------------------------------------------
                                        2004               2003                 2002

--------------------------------------------------------------------------------------------
                                 Amount   Percent     Amount   Percent     Amount   Percent

--------------------------------------------------------------------------------------------
                                                 (Dollars in thousands)
Demand deposits                $ 88,712      10.3%  $ 66,712       9.3%  $ 61,847       9.3%
Savings accounts                 58,978       6.8     48,224       6.7     44,353       6.7
NOW accounts                     65,395       7.6     62,033       8.6     59,359       9.0
Money market deposits             9,249       1.1      7,644       1.1      7,558       1.1
Premium investment               53,093       6.1     35,474       4.9     40,604       6.1
Select investment                27,197       3.2     33,426       4.7     27,896       4.2

--------------------------------------------------------------------------------------------
   Total transaction accounts   302,624      35.1    253,513      35.3    241,617      36.4

Certificates of deposit:
   1.00 - 2.99%                 344,757      40.0    286,245      39.9     95,377      14.4
   3.00 - 4.99%                 203,406      23.6    162,541      22.6    296,053      44.6
   5.00 - 6.99%                  10,909       1.3     15,447       2.2     30,641       4.6
   7.00 - 8.00%                     400        --         75        --        125        --

--------------------------------------------------------------------------------------------
   Total certificates of
         deposit                559,472      64.9    464,308      64.7    422,196      63.6

--------------------------------------------------------------------------------------------
Total deposits                 $862,096     100.0%  $717,821     100.0%  $663,813     100.0%

--------------------------------------------------------------------------------------------

      The following table presents various interest rate categories and certain information concerning maturities of the Company's certificates of deposit at December 31, 2004.

--------------------------------------------------------------------------------

                                                   One to     Over
                                         Within     three     three
Certificate of deposit accounts         one year    years     years      Total

--------------------------------------------------------------------------------
                                                    (In thousands)

3.00% and less                          $195,856   $204,492   $   648   $400,996
3.01 to 4.00%                             19,428     27,244    41,254     87,926
4.01 to 5.00%                             21,390     24,432    15,902     61,724
5.01 to 6.00%                              1,055      2,994     2,653      6,702
6.01 to 7.00%                              1,156        647        --      1,803
7.01 to 8.00%                                314          7        --        321

--------------------------------------------------------------------------------
   Total                                $239,199   $259,816   $60,457   $559,472

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

      The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater, by time remaining until maturity, as of December 31, 2004.

              -------------------------------------------------------

              Maturity period                               Amount

              -------------------------------------------------------
                                                       (In thousands)

              Three months or less                        $ 10,397
              Over three months through six months          30,891
              Over six through twelve months                43,742
              Over twelve months                           143,059

              -------------------------------------------------------
                Total                                     $228,089

              -------------------------------------------------------

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

--------------------------------------------------------------------------------

      The following table sets forth the maximum amount of the Company's FHLB advances and other borrowings outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances and other borrowings for such periods:

--------------------------------------------------------------------------------

                                                Year Ended December 31,

--------------------------------------------------------------------------------
                                            2004          2003          2002

--------------------------------------------------------------------------------
                                                 (Dollars in thousands)

Maximum amount outstanding:

   FHLB advances                        $119,520      $134,030      $ 99,346
   Junior subordinated debentures         18,000         5,000         5,000
   Other borrowings                        9,277         8,346         8,303

--------------------------------------------------------------------------------
     Total                              $146,797      $147,376      $112,649

--------------------------------------------------------------------------------
Average amount of FHLB advances
   and other borrowings outstanding     $124,514      $117,328      $101,818

--------------------------------------------------------------------------------
Weighted-average interest rate of
   total borrowings                         4.28%         3.63%         4.85%
--------------------------------------------------------------------------------
      The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated

--------------------------------------------------------------------------------
                                                Year Ended December 31,

--------------------------------------------------------------------------------
                                            2004          2003          2002

--------------------------------------------------------------------------------
                                                   (In thousands)

FHLB advances                           $105,601      $122,887      $ 86,055
Junior subordinated debentures            18,000         5,000         5,000
Other borrowings                           8,059         7,465         8,303

--------------------------------------------------------------------------------
     Total borrowings                   $131,660      $135,352      $ 99,358

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

      The following table contains information regarding the amounts of various categories of assets and liabilities contractually repricing within the periods indicated without consideration of loan prepayment assumptions or deposit decay assumptions:

--------------------------------------------------------------------------------------------------------------------------

December 31, 2004                                                      Year Ending December 31,

--------------------------------------------------------------------------------------------------------------------------
                                              2005          2006          2007         2008   2009 and after     Total

--------------------------------------------------------------------------------------------------------------------------
Interest-rate sensitive assets:
   Federal funds sold                    $     988     $      --     $      --     $     --              --    $      988
   Interest-bearing deposits                 1,374           343         1,717
   Investment securities                    21,358        13,990        15,633       11,692          29,350        92,023
   Loans receivable                        420,620       127,625       139,581       95,184         129,528       912,538
   Other interest-earning assets               187            --            --           --          16,708        16,895

--------------------------------------------------------------------------------------------------------------------------
Total                                      444,527       141,615       155,557      106,876         175,586     1,024,161

Interest-rate sensitive liabilities:
   Deposits                                576,654       105,643        30,290       46,896          13,901       773,384
   Borrowings                               63,531         6,544         6,745        1,061          53,779       131,660

--------------------------------------------------------------------------------------------------------------------------
      Total                                640,185       112,187        37,035       47,957          67,680       905,044

--------------------------------------------------------------------------------------------------------------------------
Excess (deficiency) of interest-rate
   sensitive assets over interest-rate
   sensitive liabilities                 $(195,658)    $  29,428     $ 118,522     $ 58,919      $  107,906    $  119,117

--------------------------------------------------------------------------------------------------------------------------
Cumulative excess (deficiency) of
   interest-rate sensitive assets
   over interest-rate sensitive
   liabilities                           $(195,658)    $(166,230)    $ (47,708)    $ 11,211      $  119,117    $  119,117

--------------------------------------------------------------------------------------------------------------------------
Cumulative interest-rate sensitivity
   gap to total assets                      (18.07)%      (15.35)%       (4.41)%       1.04%          10.98%        10.98%

--------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------

December 31, 2003                                                      Year Ending December 31,

--------------------------------------------------------------------------------------------------------------------------
                                              2004          2005          2006         2007   2008 and after        Total

--------------------------------------------------------------------------------------------------------------------------
Interest-rate sensitive assets:
   Federal funds sold                    $     123     $      --     $      --     $     --      $       --    $      123
   Interest-bearing deposits                 1,162            --            --           --              --         1,162
   Investment securities                    20,904        11,222        11,813        7,467          28,139        79,545
   Loans receivable                        355,313        77,896       117,575       97,255         162,982       811,021
   Other interest-earning assets                --            --            --           --           5,998         5,998

--------------------------------------------------------------------------------------------------------------------------
      Total                                377,502        89,118       129,388      104,722         197,119       897,849

Interest-rate sensitive liabilities:
   Deposits                                440,734       127,304        31,345       20,334          31,392       651,109
   Borrowings                               53,832        13,190         7,059        6,743          54,528       135,352

--------------------------------------------------------------------------------------------------------------------------
      Total                                494,566       140,494        38,404       27,077          85,920       786,461

--------------------------------------------------------------------------------------------------------------------------
Excess (deficiency) of interest-rate
   sensitive assets over interest-rate
   sensitive liabilities                 $(117,064)    $ (51,376)    $  90,984     $ 77,645      $  111,199    $  111,388

--------------------------------------------------------------------------------------------------------------------------
Cumulative excess (deficiency) of
   interest-rate sensitive assets
   over interest-rate sensitive
   liabilities                           $(117,064)    $(168,440)    $ (77,456)    $    189      $  111,388    $  111,388

--------------------------------------------------------------------------------------------------------------------------
Cumulative interest-rate sensitivity
   gap to total assets                      (12.48)%      (17.95)%       (8.26)%       0.02%          11.87%        11.87%

--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------

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

     ---------------------------------------------------------------------

                               Rate Shock Analysis

     ---------------------------------------------------------------------
                             ALCO Limit       Parallel    Proportional
         Twelve-Month       Twelve-Month      Interest      Interest
      Net Interest Income   Net Interest        Rate          Rate
            Changes        Income Changes       Shock         shock

     ---------------------------------------------------------------------

       +300 basis points        -30%           -7.378%       17.963%
       +200 basis points        -20%           -4.362%       12.751%
       +100 basis points        -15%           -1.992%        6.646%
       -100 basis points        -15%            0.710%       -6.463%

     ---------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

      The earnings of banks and consumer finance companies, and therefore the earnings of the Company (and its subsidiaries), are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in an effort to prevent recession and to restrain

--------------------------------------------------------------------------------
inflation. Among the procedures used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These procedures are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also may affect interest rates charged on loans or paid for deposits. Monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business and earnings of the Company cannot accurately be predicted. The Company makes no attempt to predict the effect on its revenues and earnings of changes in general economic, industrial, and international conditions or in legislation and governmental regulations. The Company is not able to predict the impact of such laws or governmental regulations on its financial condition or results of operations at this time.

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

      Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price. The Common Stock is traded on the Nasdaq National Market under the symbol "OAKF." During the 12 months ending March 11, 2005, the average weekly trading volume in the Common Stock has been approximately 59,000 shares per week. There can be no assurance given as to the
--------------------------------------------------------------------------------
liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current shareholders. The Principal Shareholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act. The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

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

Item 2. Properties.

      As of December 31, 2004 the registrant and its subsidiaries operate from 30 full-service banking offices and 4 loan production offices in Ohio. In addition, the Company operates two executive offices in Jackson, Ohio and an operations center in Mason, Ohio. The offices are located in the following counties:

      -------------------------------------------------------------------------

                                             Subsidiaries

      -------------------------------------------------------------------------
                           Oak Hill        Oak Hill             Oak Hill
       County           Financial, Inc.      Banks     MPA   Title Agency, LLC

      -------------------------------------------------------------------------
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

      -------------------------------------------------------------------------

      (1) Includes executive offices of Oak Hill Financial, Inc. and Oak Hill Banks

      (2)   Includes operations center of Oak Hill Banks.

--------------------------------------------------------------------------------

      The following table indicates which properties the Company leases, the term of the lease and end of lease options. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the Company or its subsidiaries.

------------------------------------------------------------------------------------------------------------------

                                                                     End of Lease Five Year Renewal Options

                                                               ---------------------------------------------------
                                              Beginning
                                         and Length of Term        One                  Two                Three

------------------------------------------------------------------------------------------------------------------
Chillicothe                               02/01/93  5 years                                                  X
Chillicothe K-Mart                        06/28/94  15 years                    No renewal options
West Portsmouth                           02/18/97  8 years                                                  X
Jackson Walmart                           10/28/98  5 years                              X
Oak Hill Banks Administrative Offices     09/15/04  4 years               Three - 3-year renewal options
Columbus loan production                  04/01/04  2 years                     No renewal options
Logan                                     10/1/00  5 years                                                   X
Delhi                                     03/01/97  10 years                             X
Middletown                                08/19/99  5 years                              X
Oak Hill Title Agency, LLC                10/01/01  5 years                     No renewal options
Fairfield loan production                 05/20/02  2 years                Two - 1-year renewal options
Centerville                               12/19/03  10 years                             X
Athens loan production                    12/11/01  40 months              Two - 3-year renewal options
Mason                                     06/01/02  5 years                              X
MPA                                       12/01/02  5 years                              X

------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

      The Company declared the following dividends per share in 2004 and 2003:

Quarter           Dividend
 Ended            Declared
-------           --------

12/31/04            $0.17
09/30/04             0.15
06/30/04             0.15
03/31/04             0.15
12/31/03             0.15
09/30/03             0.13
06/30/03             0.13
03/31/03             0.13

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

--------------------------------------------------------------------------------

Item 6. Selected Financial Data

                                                                At or For the Year Ended December 31,

------------------------------------------------------------------------------------------------------------------
                                                          2004         2003        2002        2001         2000

------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except share data)
SUMMARY OF FINANCIAL CONDITION (1)(2)
Total assets                                       $ 1,083,040     $938,281    $833,629    $778,332    $ 694,905
Interest-bearing deposits and federal funds sold         2,705        1,285       5,699      11,929          442
Investment securities                                   92,023       79,545      83,789      78,981       61,427
Loans receivable - net (3)                             912,538      811,021     701,944     646,081      599,086
Deposits                                               862,096      717,821     663,813     612,204      562,414
Federal Home Loan Bank (FHLB) advances
     and other borrowings                              131,660      135,352      99,358     104,860       77,595
Stockholders' equity                                    85,043       79,928      66,881      56,349       50,224

SUMMARY OF OPERATIONS (1)(2)
Interest income                                    $    59,251     $ 55,170    $ 57,222    $ 59,704    $  54,579
Interest expense                                        20,838       20,468      24,724      30,777       29,505

------------------------------------------------------------------------------------------------------------------
     Net interest income                                38,413       34,702      32,498      28,927       25,074
Provision for losses on loans                            3,136        3,347       2,757       2,591        2,263

------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for
          losses on loans                               35,277       31,355      29,741      26,336       22,811
Gain on sale of loans                                    1,882        4,489       2,358       1,385          174
Gain on sale of branch                                      --           --         122         900           --
Gain (loss) on sale of assets                              (47)         333         331          27         (328)
Insurance commissions                                    3,050        2,827       2,457       2,203        2,090
Loss on sale of consumer finance loan portfolio
     and related assets                                 (3,585)          --          --          --           --
Other income                                             5,370        3,889       2,845       2,676        2,498
General, administrative and other expense (4)           26,944       24,049      22,663      20,672       17,734

------------------------------------------------------------------------------------------------------------------
     Earnings before federal income tax                 15,003       18,844      15,191      12,855        9,511
Federal income taxes                                     4,341        6,266       4,851       4,133        3,174

------------------------------------------------------------------------------------------------------------------
Net earnings                                       $    10,662     $ 12,578    $ 10,340    $  8,722    $   6,337

------------------------------------------------------------------------------------------------------------------

PER SHARE INFORMATION (5)
Basic earnings per share                           $      1.92     $   2.29    $   1.94    $   1.66    $    1.17
Book value per share                               $     15.30     $  14.34    $  12.46    $  10.70    $    9.51

------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
                                                                 At or For the Year Ended December 31,

------------------------------------------------------------------------------------------------------------------
                                                          2004         2003        2002        2001         2000

------------------------------------------------------------------------------------------------------------------
OTHER STATISTICAL AND OPERATING DATA
Return on average assets                                  1.07%        1.45%       1.26%       1.20%        0.99%
Return on average equity                                 12.89        17.08       16.76       16.45        12.98
Net interest margin (fully-taxable equivalent)            4.05         4.19        4.18        4.17         4.06
Interest rate spread during period                        3.74         3.81        3.75        3.56         3.40
General, administrative and other expense
     to average assets                                    2.70         2.77        2.77        2.85         2.76
Allowance for loan losses to nonperforming loans        186.83       133.46      125.29      160.00       250.90
Allowance for loan losses to total loans                  1.28         1.32        1.29        1.28         1.19
Nonperforming loans to total loans                        0.69         0.99        1.03        0.80         0.47
Nonperforming assets to total assets                      0.73         0.93        0.88        0.87         0.45
Net charge-offs to average loans                          0.26         0.22        0.28        0.23         0.22
Equity to assets at period end                            7.85         8.52        8.02        7.24         7.23
Dividend payout ratio                                    32.19        23.67       25.31       26.69        33.68

------------------------------------------------------------------------------------------------------------------

See the accompanying footnotes on the next page.

--------------------------------------------------------------------------------

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

(5) Per share information gives retroactive effect to the issuance 172,414 shares in the MPA transaction.
--------------------------------------------------------------------------------

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

FORWARD LOOKING STATEMENTS

      In the following pages, management presents an analysis of the Company's financial condition as of December 31, 2004, and the results of operations for the year ended December 31, 2004, as compared to prior periods. In addition to this historical information, the following discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's general market area. Without

--------------------------------------------------------------------------------
limiting the foregoing, some of the forward-looking statements include management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses, and management's belief that the allowance for loan losses is adequate.

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

      Mortgage Servicing Rights: Mortgage servicing rights are accounted for pursuant to the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An

--------------------------------------------------------------------------------
institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

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

      Deposits totaled $862.1 million at December 31, 2004, an increase of $144.3 million, or 20.1%, over the $717.8 million total at December 31, 2003. The increase resulted primarily from brokered deposits and management's marketing efforts to attract demand

--------------------------------------------------------------------------------
deposits. Brokered deposits continued to be an integral part of the Company's overall funding strategy due to competitive rates and lower operational costs compared with retail deposits. Brokered deposits totaled $140.7 million with a weighted-average cost of 2.71% at December 31, 2004, as compared to the $93.6 million in brokered deposits with a 3.04% weighted-average cost at December 31, 2003. Proceeds from deposit growth were used primarily to fund loan originations.

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

      Net Interest Income. Total interest income for the year ended December 31, 2004, amounted to $59.3 million, an increase of $4.1 million, or 7.4%, from the total recorded for 2003. Interest income on loans totaled $55.5 million, an increase of $3.5 million, or 6.8%, from the 2003 period. This increase resulted primarily from a $115.3 million, or 15.3%, increase in the weighted-average ("average") portfolio balance, to a total of $869.8 million in 2004, which was partially offset by a 50 basis point decrease in the average fully-taxable equivalent yield, to 6.41% in 2004 from 6.91% in 2003. Interest income on investment securities and other interest-earning assets increased by $550,000, or 17.4%. The increase resulted primarily from a 31 basis point increase in the average fully-taxable

--------------------------------------------------------------------------------
equivalent yield, to 4.44% in 2004, coupled with a $7.3 million, or 8.5%, increase in the average portfolio balance, to a total of $93.8 million in 2004.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

      The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at December 31, 2004, by expiration period:

-------------------------------------------------------------------------------
                            One year      Two to         After
(In thousands)               or less    three years   three years      Total
-------------------------------------------------------------------------------

Loan commitments            $ 21,732      $     --      $     --      $ 21,732
Unused lines of credit        70,447        21,435        48,032       139,914
Letters of credit                925         4,310        10,000        15,235
-------------------------------------------------------------------------------

                            $ 93,104      $ 25,745      $ 58,032      $176,881

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

      The table below details the amount of contractual obligations outstanding at December 31, 2004, by expiration period:

-----------------------------------------------------------------------------------------------------------
                                                           One year     Two to         After
(In thousands)                                             or less   three years    three years      Total
-----------------------------------------------------------------------------------------------------------
Advances from the Federal Home Loan Bank                   $43,426      $ 7,902      $ 54,273      $105,601
Guaranteed preferred beneficial interests in
     the Corporation's junior subordinated debentures           --           --         18,000       18,000
Lease obligations                                              614          953         1,471         3,038
-----------------------------------------------------------------------------------------------------------
                                                           $44,040      $ 8,855      $ 73,744      $126,639

===========================================================================================================

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

--------------------------------------------------------------------------------

AVERAGE BALANCE AND INTEREST RATES

                                                               Year Ended December 31,
                                      -----------------------------------------------------------------------
                                                    2004                                 2003
                                      -----------------------------------------------------------------------
                                                  Interest                             Interest
                                       Average     Income/     Average      Average     Income/     Average
(Dollars in thousands)                 Balance     Expense      Rate        Balance     Expense      Rate
-------------------------------------------------------------------------------------------------------------
Interest earnings assets:
     Loans receivable                 $ 869,849   $  55,734        6.41%   $ 754,519   $  52,138        6.91%
     Investment securities               90,415       4,119        4.56       84,277       3,551        4.21
     Federal funds sold                     929          15        1.61          699           7        1.00
     Interest-earning deposits            2,472          28        1.13        1,508          18        1.19
-------------------------------------------------------------------------------------------------------------
          Total interest-
               earnings assets          963,665      59,896        6.22      841,003      55,714        6.62
Non-interest earning assets              33,361                               27,003
                                      ---------                            ---------
          Total assets                $ 997,026                            $ 868,006
                                      =========                            =========

Interest-bearing liabilities:
Deposits:
     Savings accounts                 $  52,292         195        0.37    $  47,385         295        0.62
     NOW accounts                        70,990         804        1.13       61,200         839        1.37
     Money market deposit accounts        7,930          31        0.39        7,993          56        0.70
     Premium & select investments        74,364         967        1.30       71,848         812        1.13
     Certificates of deposit            509,340      13,926        2.73      422,905      13,575        3.21
Borrowings                              124,514       4,915        3.95      117,328       4,891        4.17
-------------------------------------------------------------------------------------------------------------
          Total interest-bearing
               liabilities              839,430      20,838        2.48      728,659      20,468        2.81
                                                  ----------------------               ----------------------
Non interest-bearing
     liabilities                         74,888                               35,706
Stockholders' equity                     82,708                               73,641
                                      ---------                            ---------
          Total liabilities and
               stockholders' equity   $ 997,026                            $ 868,006
                                      =========                            =========

Net interest income and
     interest rate spread                         $  39,058        3.74%               $  35,246        3.81%
                                                  ======================               ======================
Net interest margin (1)                                            4.05%                                4.19%
                                                              ==========                           ==========
Average interest-earning
     assets to average
     interest-bearing liabilities                                114.80%                              115.42%
                                                              ==========                           ==========
Adjustment of interest
     income to a tax-equivalent
     basis on tax-exempt:
          Loans and investment
               securities                          $     645                           $     544
                                                   =========                           =========


                                           Year Ended December 31,
                                      ----------------------------------
                                                    2002
                                      ----------------------------------
                                                  Interest
                                       Average     Income/     Average
(Dollars in thousands)                 Balance     Expense      Rate
------------------------------------------------------------------------
Interest earnings assets:
     Loans receivable                 $ 690,544   $  52,797        7.65%
     Investment securities               92,580       4,853        5.24
     Federal funds sold                   7,499         119        1.59
     Interest-earning deposits              230          10        4.35
------------------------------------------------------------------------
          Total interest-
               earnings assets          790,853      57,779        7.31
Non-interest earning assets              27,459
                                      ---------
          Total assets                $ 818,312
                                      =========

Interest-bearing liabilities:
Deposits:
     Savings accounts                 $  43,588         485        1.11
     NOW accounts                        62,003       1,204        1.94
     Money market deposit accounts        7,951         108        1.36
     Premium & select investments        69,657       1,249        1.79
     Certificates of deposit            409,656      16,608        4.05
Borrowings                              101,818       5,070        4.98
------------------------------------------------------------------------
          Total interest-bearing
               liabilities              694,673      24,724        3.56
                                                  ----------------------
Non interest-bearing
     liabilities                         61,962
Stockholders' equity                     61,677
                                      ---------
          Total liabilities and
               stockholders' equity   $ 818,312
                                      =========

Net interest income and
     interest rate spread                         $  33,055        3.75%
                                                  ======================
Net interest margin (1)                                            4.18%
                                                              ==========
Average interest-earning
     assets to average
     interest-bearing liabilities                                113.85%
                                                              ==========
Adjustment of interest
     income to a tax-equivalent
     basis on tax-exempt:
          Loans and investment
               securities                         $     557
                                                  =========

(1) The net interest margin is net interest income divided by average interest-earning assets.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

RATE/VOLUME TABLE

                                                             Year Ended December 31,
                                            --------------------------------------------------------------
                                                    2004 vs. 2003                    2003 vs. 2002
                                            --------------------------------------------------------------
                                             Increase (decrease) due to        Increase (decrease) due to
(In thousands)                               Volume       Rate      Total     Volume       Rate      Total
----------------------------------------------------------------------------------------------------------
Interest income attributable to:(1)
     Loans receivable                       $ 7,554    $(3,958)   $ 3,596    $ 4,693    $(5,352)   $  (659)
     Investment securities                      100        468        568       (506)      (796)    (1,302)
     Federal funds sold                           3          5          8        (79)       (33)      (112)
     Interest-earning deposits with banks        11         (1)        10          9         (1)         8

----------------------------------------------------------------------------------------------------------
          Total interest income             $ 7,668    $(3,486)   $ 4,182    $ 4,117    $(6,182)   $(2,065)

==========================================================================================================
Interest expense attributable to:
Deposits:
     Savings accounts                       $    10    $  (110)   $  (100)   $    29    $  (219)   $  (190)
     NOW accounts                               101       (136)       (35)        (2)      (363)      (365)
     Money market deposit accounts               (2)       (23)       (25)         2        (54)       (52)
     Premium & select investments                42        113        155         35       (472)      (437)
     Certificates of deposit                  2,235     (1,884)       351        503     (3,536)    (3,033)
Borrowings                                      289       (265)        24        711       (890)      (179)
----------------------------------------------------------------------------------------------------------
          Total interest expense            $ 2,675    $(2,305)   $   370    $ 1,278    $(5,534)   $(4,256)
==========================================================================================================
Increase in net interest income                                   $ 3,812                          $ 2,191

==========================================================================================================

(1)   Presented on a tax-equivalent basis.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

(2)   Financial Statement Schedules:

      The   information   is  contained  in  the  Company's   Annual  Report  to
Stockholders for the year ended December 31, 2004 is incorporated herein by reference in response to this item.

(3)   The following are filed as exhibits to this Annual Report on Form 10-K:

Exhibit
Number
------
* 2(a)..........Agreement and Plan of Merger,  dated October 12, 2004,  between Oak Hill Financial,  Inc. and Lawrence  Financial
                Holdings,  Inc.  (reference  is made to  Exhibit  2  included  in Part I as  Appendix  A of the  Prospectus/Proxy
                Statement  filed by the Company on Form S-4/A with the Securities and Exchange  Commission  ("SEC") on January 6,
                2005).

* 2(b)..........Agreement and Plan of Merger,  dated July 20, 2004, between Oak Hill Banks and Ripley National Bank (reference is made to Exhibit 2(a) of the Current Report filed by the Company on Form 8-K with the SEC on July 21, 2004).

* 2(c)..........Supplemental  Agreement,  dated July 20,  2004,  between Oak Hill  Financial,  Inc.,  Oak Hill Banks,  and Ripley
                National Bank  (reference is made to Exhibit 2(b) of the Current Report filed by the Company on Form 8-K with the
                SEC on July 21, 2004).

* 2(d)..........Agreement  and Plan of Merger,  dated  March 31,  1999,  between Oak Hill  Financial,  Inc.  and Towne  Financial
                Corporation  (reference  is made to Exhibit 2.1 of the  Prospectus/Proxy  Statement  filed by the Company on Form
                S-4/A with the SEC on August 3, 1999).

* 2(e)..........Supplemental  Agreement,  dated as of March 31,  1999,  between  Oak Hill  Financial,  Inc.  and Towne  Financial
                Corporation  (reference  is made to Exhibit 2.2 of the  Prospectus/Proxy  Statement  filed by the Company on Form
                S-4/A with the SEC on August 3, 1999).

* 3(a)..........Fourth Amended and Restated Articles of Incorporation  (reference is made to Form S-4, Exhibit 3.1,  Registration
                No. 333-81645, filed with the SEC on June 25, 1999 and incorporated herein by reference).

* 3(b)..........Restated Code of Regulations  (reference is made to Form SB-2,  Exhibit 3(ii), File No. 33-96216 and incorporated herein by reference).

*4(a)...........Reference is made to Articles FOURTH,  FIFTH,  SEVENTH,  EIGHTH, TENTH AND ELEVENTH of the Registrant's  Restated
                Articles of Incorporation  (contained in the  Registrant's  Restated  Articles of Incorporation  filed as Exhibit
                3(a) hereto) and Articles II, III, IV, VI and VIII of the  Registrant's  Amended and Restated Code of Regulations
                (contained in the Registrant's Amended and Restated Code of Regulations filed as Exhibit 3(b) hereto).

*4(b)...........Rights Plan, dated January 23, 1998, between Oak Hill Financial,  Inc., and Fifth Third Bank,  (reference is made to Exhibit 4.1 to the Form 8-A, filed with the SEC on January 23, 1998 and incorporated herein by reference).

*4(c) ..........Amended  Rights Plan,  dated  December 26, 2000,  between Oak Hill  Financial,  Inc.,  and Registrar and Transfer
                Company,  (reference  is made to Exhibit 2 to the Form  8-A12B/A,  filed with the SEC on  February  21,  2001 and incorporated herein by reference).

*10.............Oak Hill  Financial,  Inc.  2004 Stock  Incentive  Plan  (reference  is made to  Appendix  3 to the  Registrant's
                Definitive  Proxy  Statement for the 2004 Annual Meeting of Shareholders  held on April 13, 2004,  filed with the
                SEC on March 11, 2004, and incorporated herein by reference).

 10.1...........Form of Option Award Agreement under the Company's 2004 Stock Incentive Plan.

 10.2...........Form of Restricted Stock Award Agreement under the Company's 2004 Stock Incentive Plan.

 13.............2004 Annual Report (Selected portions)

*14.............Oak Hill Financial, Inc. & Subsidiaries Code of Ethics

--------------------------------------------------------------------------------

 *21............Subsidiaries of the Registrant  (reference is made to Form SB-2,  Exhibit 21, File No. 333-96216 and incorporated herein by reference).

  23............Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.

  24............Powers of Attorney.

  31.1 .........Certification by Chief Executive  Officer,  R. E. Coffman,  Jr., dated July 13, 2005,  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 .........Certification  by Chief Financial  Officer,  Ron J. Copher,  dated July 13, 2005,  pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

  32.1..........Certification by Chief Executive Officer, R. E. Coffman,  Jr., dated July 13, 2005, pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2..........Certification  by Chief Financial  Officer,  Ron J. Copher,  dated July 13, 2005,  pursuant to 18 U.S.C.  Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Incorporated by reference as indicated.

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

--------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                      OAK HILL FINANCIAL, INC.                       Date


                      By: /s/ R. E. Coffman, Jr.                 July 13, 2005
                          -----------------------------------
                           R. E. Coffman, Jr., President and
                           Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                        Title                                   Date
*Evan E. Davis                      Director                                                     July 13, 2005
-------------------------------

*John D. Kidd                       Chairman & Director                                          July 13, 2005
-------------------------------

/s/ R. E. Coffman, Jr.              President, Chief Executive Officer and Director              July 13, 2005
-------------------------------     (Principal Executive Officer)

*David G. Ratz                      Executive Vice President and Chief Administrative Officer    July 13, 2005
-------------------------------

*Ron J. Copher                      Chief Financial Officer, Secretary and Treasurer             July 13, 2005
-------------------------------     (Principal Financial and Accounting Officer)

*D. Bruce Knox                      Chief Information Officer and Director                       July 13, 2005
-------------------------------

*Scott J. Hinsch, Jr.               Vice President                                               July 13, 2005
-------------------------------

*Candice R. DeClark-Peace           Director                                                     July 13, 2005
-------------------------------

*Barry M. Dorsey, Ed.D.             Director                                                     July 13 2005
-------------------------------

*Donald R. Seigneur                 Director                                                     July 13, 2005
-------------------------------

*William S. Siders                  Director                                                     July 13, 2005
-------------------------------

*H. Grant Stephenson                Director                                                     July 13, 2005

*Neil S. Strawser                   Director                                                     July 13, 2005
-------------------------------

*Donald P. Wood                     Director                                                     July 13, 2005
-------------------------------


By:  /s/ R. E. Coffman, Jr.                                                                      July 13, 2005
     --------------------------
      R  E. Coffman, Jr.,
      Attorney-in-fact for each
      Of the persons indicated


--------------------------------------------------------------------------------