Form 10-Q
period 2005-06-30
OAK HILL FINANCIAL INC
filed 2005-08-08
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2005


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

      As of August 7, 2005, the latest practicable date, 5,686,081 shares of the Registrant's common stock, without par value, were outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1:     Financial Statements

                      Consolidated Statements of Financial Condition           3

                      Consolidated Statements of Earnings                      4

                      Consolidated Statements of Comprehensive Income          5

                      Consolidated Statements of Cash Flows                    6

                      Notes to Consolidated Financial Statements               8

Item 2:     Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                               15

Item 3:     Quantitative and Qualitative Disclosures About Market Risk        20

Item 4:     Controls and Procedures                                           20


                           PART II - OTHER INFORMATION

Item 1:     Legal Proceedings                                                 21

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds       21

Item 3:     Default Upon Senior Securities                                    21

Item 4:     Submission of Matters to a Vote of Security Holders               21

Item 5:     Other Information                                                 22

Item 6:     Exhibits                                                          22

Signatures                                                                    23

Certifications                                                                24

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          (unaudited)
                                                                                             June 30,          December 31,
(In thousands, except share data)                                                                2005                  2004
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                  $     23,368          $     31,009
Federal funds sold                                                                                841                   988
Investment securities designated as available for sale - at market                            121,772                88,383
Investment securities designated as held to maturity - at cost (approximate market
     value of $3,970 and $3,853 at June 30, 2005 and December 31, 2004, respectively)           3,630                 3,640
Loans receivable - net                                                                        997,869               912,282
Loans held for sale - at lower of cost or market
                       256
Office premises and equipment - net                                                            19,225                15,489
Federal Home Loan Bank stock - at cost                                                          7,426                 6,590
Real estate acquired through foreclosure                                                          744                 1,614
Accrued interest receivable on loans                                                            3,897                 3,407
Accrued interest receivable on investment securities                                              849                   527
Goodwill                                                                                        7,456                 1,674
Core deposit intangible                                                                         4,650                 1,270
Bank owned life insurance                                                                      12,701                10,118
Prepaid expenses and other assets                                                               2,883                 2,505
Prepaid federal income taxes                                                                    3,956                 2,929
Deferred federal income taxes                                                                      --                   359
---------------------------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                                 $  1,211,267         $   1,083,040
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Demand                                                                              $    90,313          $      88,712
     Savings and time deposits                                                                867,941               773,384
---------------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                    958,254               862,096
Securities sold under agreements to repurchase                                                 18,748                 5,359
Advances from the Federal Home Loan Bank                                                      111,924               105,601
Notes payable                                                                                      --                 2,700
Subordinated debentures                                                                        23,000                18,000
Deferred federal income taxes payable                                                           1,600                    --
Accrued interest payable and other liabilities                                                  4,220                 4,241
---------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                               1,117,746               997,997
Stockholders' equity
     Common stock - $.50 stated value; authorized 15,000,000 shares
     5,875,084 and 5,653,583 shares issued at June 30, 2005 and December 31, 2004               2,938                 2,827
     Additional paid-in capital                                                                14,395                 6,658
     Retained earnings                                                                         80,012                78,071
     Treasury stock (158,703 and 96,302 shares at June 30, 2005 and
       December 31, 2004, respectively - at cost)                                              (4,546)               (3,118)
     Accumulated comprehensive income:
       Unrealized gain on securities designated as available for sale, net
         of related tax effects                                                                   722                   605
---------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                         93,521                85,043
---------------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  1,211,267         $   1,083,040
===========================================================================================================================

                                                                -3-

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

                                                                              For the                   For the
                                                                         Three Months Ended         Six Months Ended
                                                                         ------------------         ----------------
                                                                               June 30,                 June 30,
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)                                         2005          2004        2005         2004
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

Loans                                                                    $30,425      $26,839      $15,685      $13,540
Investment securities                                                      2,235        1,594        1,291          769
Interest-bearing deposits and other                                          207          129          114           65
-----------------------------------------------------------------------------------------------------------------------
            Total interest income                                         32,867       28,562       17,090       14,374
INTEREST EXPENSE

Deposits                                                                  10,249        7,533        5,539        3,811
Borrowings                                                                 2,946        2,343        1,565        1,155
-----------------------------------------------------------------------------------------------------------------------
            Total interest expense                                        13,195        9,876        7,104        4,966
-----------------------------------------------------------------------------------------------------------------------
            Net interest income                                           19,672       18,686        9,986        9,408
Provision for losses on loans                                              5,459        1,283        4,709          708
-----------------------------------------------------------------------------------------------------------------------
            Net interest income after provision for losses on loans       14,213       17,403        5,277        8,700
OTHER INCOME

Service fees, charges and other operating                                  3,270        2,502        1,863        1,316
Insurance commissions 1,361                                                1,512          690          775
Gain on sale of loans                                                        542          900          224          605
Gain on sale of securities                                                   370          202          227           68
-----------------------------------------------------------------------------------------------------------------------
            Total other income                                             5,543        5,116        3,004        2,764
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits                                         7,576        7,078        3,994        3,638
Occupancy and equipment                                                    2,053        1,620        1,051          787
Federal deposit insurance premiums                                            60           53           30           27
Franchise taxes                                                              103          489           50          245
Other operating                                                            4,178        3,684        2,339        1,894
Amortization of core deposit intangible                                      371           --          299           --
Merger-related expenses                                                      453           --          136           --
-----------------------------------------------------------------------------------------------------------------------
            Total general, administrative and other expense               14,794       12,924        7,899        6,591
-----------------------------------------------------------------------------------------------------------------------
            Earnings before federal income taxes (benefits)                4,962        9,595          382        4,873
FEDERAL INCOME TAX (BENEFITS)

Current                                                                      137        3,001       (1,214)       1,409
Deferred                                                                     964          199          995          216
-----------------------------------------------------------------------------------------------------------------------
            Total federal income tax (benefits)                            1,101        3,200         (219)       1,625
-----------------------------------------------------------------------------------------------------------------------
            NET EARNINGS                                                 $ 3,861      $ 6,395      $   601      $ 3,248
=======================================================================================================================
            EARNINGS PER SHARE
                Basic                                                    $   .68      $  1.15      $   .10      $   .59
=======================================================================================================================
                Diluted                                                  $   .66      $  1.12      $   .10      $   .57
=======================================================================================================================

                                                              -4-

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)


                                                                             For the               For the
                                                                         Six Months Ended     Three Months Ended
                                                                         ----------------     ------------------
                                                                              June 30,             June 30,
(In thousands)                                                            2005       2004       2005       2004
----------------------------------------------------------------------------------------------------------------
Net earnings                                                            $ 3,861    $ 6,395    $   601    $ 3,248
Other comprehensive income (loss), net of related tax effects:
     Unrealized gains (losses) on securities designated as available for sale, net of taxes (benefits) of $192, $(557), $707 and
       $(720), respectively                                                 356     (1,034)     1,312     (1,338)
     Reclassification adjustment for realized gains included in net
       earnings, net of taxes of $131, $71, $79 and $24, respectively      (239)      (131)      (148)       (44)
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                    $ 3,978    $ 5,230    $ 1,765    $ 1,866
================================================================================================================
Accumulated comprehensive income (loss)                                 $   722    $  (250)   $   722    $  (250)
================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                             For the Six Months Ended
                                                                             ------------------------
                                                                                    June 30,
(In thousands)                                                                  2005         2004
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings for the period                                             $   3,861    $   6,395
     Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation and amortization                                          868          510
            Amortization of core deposit intangible                                371
            Gain on sale of securities                                            (370)        (202)
            Amortization of premiums and discounts on investment
                securities - net                                                   398          516
            Amortization of mortgage servicing rights                              190          340
            Proceeds from sale of loans in secondary market                     17,701       31,299
            Loans disbursed for sale in secondary market                       (17,128)     (28,633)
            Gain on sale of loans                                                 (317)        (503)
            Gain on disposition of assets                                          (85)          --
            Amortization of deferred loan origination costs and fees - net        (258)         (65)
            Proceeds from sale of other real estate owned                          970          838
            Loss on sale of other real estate owned                                203           39
            Federal Home Loan Bank stock dividends                                (163)        (120)
            Provision for losses on loans                                        5,459        1,283
            Tax benefit of stock options exercised                                 373          571
            Bank owned life insurance income                                      (189)          --
            Increase (decrease) in cash due to changes in:
                Prepaid expenses and other assets                               (1,155)           6
                Accrued interest receivable                                       (329)        (174)
                Accrued interest payable and other liabilities                   1,268       (1,681)
                Federal income taxes
                  Current                                                        1,008            2
                  Deferred                                                         964          199
---------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                   13,640       10,620
CASH FLOWS USED IN INVESTING ACTIVITIES:

       Loan disbursements                                                     (152,440)    (205,159)
       Principal repayments on loans                                           137,132      165,958
       Principal repayments on mortgage-backed securities designated
         as available for sale                                                   8,367        9,222
       Proceeds from sale of investment securities designated
         as available for sale                                                  18,891        7,628
       Proceeds from maturity of investment securities                           1,100        3,500
       Proceeds from disposition of assets                                         279           --
       Purchase of investment securities designated
         as available-for-sale                                                 (45,614)     (20,990)
       Purchase of insurance agency                                                (12)          --
       Purchase of other real estate owned                                          --         (282)
       Decrease in federal funds sold - net                                        147           38
       Purchase of office premises and equipment                                (1,091)        (912)
---------------------------------------------------------------------------------------------------
       Lawrence Financial acquisition - net of cash paid                         6,674           --
---------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                      (26,567)     (40,997)
---------------------------------------------------------------------------------------------------
                    Net cash used in operating and investing activities
                      (balance carried forward)                                (12,927)     (30,377)
---------------------------------------------------------------------------------------------------

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)


                                                                                For the Six Months Ended
                                                                                ------------------------
                                                                                       June 30,
(In thousands)                                                                     2005          2004
-------------------------------------------------------------------------------------------------------
                    Net cash used in operating and investing activities
                      (balance brought forward)                                  $ (12,927)   $ (30,377)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

     Proceeds from securities sold under agreement to repurchase                    13,389        1,185
     Net increase (decrease) in deposit accounts                                    (9,764)      62,069
     Proceeds from Federal Home Loan Bank advances                                  12,500
     Repayments of Federal Home Loan Bank advances                                  (8,677)     (20,328)
     Repayments of notes payable                                                    (2,700)         (50)
     Proceeds from issuance of subordinated debenures                                5,000
     Dividends on common shares                                                     (1,920)      (1,658)
     Purchase of treasury shares                                                    (3,801)      (4,369)
     Proceeds from issuance of shares under stock option plan                        1,259        1,533
-------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                        5,286       38,382
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                (7,641)       8,005
Cash and cash equivalents at beginning of period                                    31,009       20,390
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $  23,368    $  28,395
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
       Federal income taxes                                                      $     744    $   2,404
=======================================================================================================
       Interest on deposits and borrowings                                       $  12,984    $   9,861
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

     Unrealized gains (losses) on securities designated as available for sale,
       net of related tax effects                                                $     117    $  (1,165)
=======================================================================================================
     Recognition of mortgage servicing rights in accordance with SFAS No. 140    $     225    $     397
=======================================================================================================
     Transfer from loans to real estate acquired through foreclosure             $      33    $   1,293
=======================================================================================================
     Loans identified as held-for-sale                                           $      --    $     775
=======================================================================================================
     Fair value of assets acquired in acquisition of Lawrence Financial          $ 125,121    $      --
=======================================================================================================
     Common stock issued in acquisition of Lawrence Financial                    $   8,589    $      --
=======================================================================================================
     Goodwill and other intangible assets arising from acquisitions - net        $   9,162    $      --
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     Treasury shares issued for options exercised                                $   2,373    $     988
=======================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2005 and 2004

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

      On April 1, 2005, the Company completed its previously announced merger with Lawrence Financial Holdings, Inc. ("Lawrence Financial") for a purchase price of approximately $15.2 million, of which $7.7 million was paid in cash. In addition, the Company issued 221,051 shares of common stock to Lawrence Financial shareholders. The transaction added $125.1 million in assets, $76.5 million in loans, $104.2 million in deposits and $8.6 million in equity to the Company.

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

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2004. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2005 and 2004

3. Liquidity and Capital Resources (continued)
   ------------------------------------------

      At June 30, 2005, the Company had $250.7 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be replaced or renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be replaced or renewed with Oak Hill at market rates of interest without a material adverse effect on the results of operations.

      In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain a maximum of $168.2 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At June 30, 2005, the Company had $111.9 million of outstanding FHLB advances.

      The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company's customers. At June 30, 2005, the Company had total off-balance sheet contractual commitments consisting of $21.5 million to originate loans, or loans committed but not closed, $115.4 million in unused lines of credit and letters of credit totaling $15.4 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

      The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at June 30, 2005, by expiration period:


                                                           One year          Two to             After
(In thousands)                                              or less        three years       three years         Total
------------------------------------------------------------------------------------------------------------------------
Loan commitments                                           $ 21,543         $     --          $     --         $  21,543
Unused lines of credit                                       62,994            13,881           38,572           115,447
Letters of credit                                             1,282             4,150           10,000            15,432
------------------------------------------------------------------------------------------------------------------------
                                                           $ 85,819          $ 18,031         $ 48,572          $152,422
========================================================================================================================

      The table below details the amount of contractual obligations outstanding at June 30, 2005, by expiration period:

                                                           One year          Two to             After
(In thousands)                                              or less        three years       three years         Total
------------------------------------------------------------------------------------------------------------------------
Advances from the Federal Home Loan Bank                   $ 35,721          $ 22,369         $ 53,834          $111,924
Securities sold under agreement to repurchase(1)                 --                --           10,000            10,000
Subordinated debentures                                          --                --           23,000            23,000
Lease obligations                                               760             1,436            2,073             4,269
------------------------------------------------------------------------------------------------------------------------
                                                           $ 36,481          $ 23,805         $ 88,907          $149,193
========================================================================================================================

(1) Includes only repurchase agreements with a stated maturity.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2005 and 2004

4. Earnings Per Share
   ------------------

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options. The computations were as follows for the six and three-month periods ended June 30:

                                                                For the Six Months Ended   For the Three Months Ended
                                                                        June 30,                   June 30,
                                                                   2005         2004          2005         2004
------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding (basic)               5,682,908    5,554,720     5,798,175    5,527,269
Dilutive effect of assumed exercise of stock options               138,156      147,750       124,163      140,507
------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding (diluted)             5,821,064    5,702,470     5,922,338    5,667,776
==================================================================================================================

      Options to purchase 122,250 shares of common stock with a weighted-average exercise price of $37.21 were outstanding at June 30, 2005, but were excluded from the computation of common share equivalents for the six and three month periods ended June 30, 2005 because the exercise prices were greater than the average market price of the common shares.

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2005 and 2004

5. Critical Accounting Policies (continued)
   ---------------------------------------

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2005 and 2004

6. Stock-Based Compensation
   ------------------------

      The Company has stock incentive plans that provide for grants of options, restricted stock and other equity-based instruments of up to 1,200,000 of its common stock. The Company accounts for its stock incentive plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

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


                                           For the Six Months Ended  For the Three Months Ended
                                           ------------------------  --------------------------
                                                    June 30,                 June 30,
(In thousands, except share data)              2005         2004         2005       2004
------------------------------------------------------------------------------------------
Net earnings:
     As reported                            $   3,861    $   6,395    $     601  $   3,248
     Stock-based compensation, net of tax        (506)        (206)        (253)      (103)
------------------------------------------------------------------------------------------
Pro-forma net earnings                      $   3,355    $   6,189    $     348  $   3,145
==========================================================================================
Basic earnings per share:
     As reported                            $     .68    $    1.15    $     .10  $     .59
     Stock-based compensation, net of tax        (.09)        (.04)        (.04)      (.02)
------------------------------------------------------------------------------------------
     Pro-forma                              $     .59    $    1.11    $     .06  $     .57
==========================================================================================
Diluted earnings per share:
     As reported                            $     .66    $    1.12    $     .10  $     .57
     Stock-based compensation, net of tax        (.08)        (.03)        (.04)      (.01)
------------------------------------------------------------------------------------------
     Pro-forma                              $     .58    $    1.09    $     .06  $     .56
==========================================================================================

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2005 and 2004

6. Stock-Based Compensation (continued)
   -----------------------------------

      A summary of the status of the Company's stock incentive plans as of June 30, 2005 and December 31, 2004 and 2003 and changes during the periods ended on those dates is presented below:

                                                      Six Months Ended                    Year Ended
                                                         June 30,                         December 31,
                                                          2005                    2004                     2003
------------------------------------------------------------------------------------------------------------------------
                                                              Weighted-                Weighted-               Weighted-
                                                              average                  average                  average
                                                              exercise                 exercise                 exercise
                                                   Shares      price        Shares      price       Shares       price
------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                582,466    $   22.21     572,397    $   17.36     718,717    $   15.35
Granted                                             5,000        35.20     130,500        37.19      68,000        30.46
Exercised                                         (74,250)       16.95    (118,131)       15.87     210,820)       14.77
Forfeited                                         (10,183)       36.64      (2,300)       28.45      (3,500)       15.05
------------------------------------------------------------------------------------------------------------------------
Outstanding at end of period                      503,033    $   22.82     582,466    $   22.21     572,397    $   17.36
========================================================================================================================
Options exercisable at period end                 497,783                  451,633                  503,730
========================================================================================================================
Weighted-average fair value of options granted
     during the period                                       $   13.14                $   12.91                $    9.31
========================================================================================================================

      The following information applies to options outstanding at June 30, 2005:

Range of exercise prices                                      Number outstanding
--------------------------------------------------------------------------------
      $  6.67 - $10.01                                                    15,650
      $10.02 - $15.03                                                     39,100
      $15.04 - $22.56
         264,433
      $22.57 - $33.86                                                     61,600
      $33.87 - $37.72                                                    122,250
--------------------------------------------------------------------------------
            Total                                                        503,033
================================================================================

Weighted-average exercise price                                           $22.82
Weighted-average remaining contractual life                            7.8 years


7. Effects of Recent Accounting Pronouncements
   -------------------------------------------

      In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revised Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

      Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2005 and 2004

7. Effects of Recent Accounting Pronouncements (continued)
   ------------------------------------------------------

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

      Effective April 2005, compensation cost is required to be recognized beginning as of the first annual period of the fiscal year that begins on or after June 15, 2005, or January 1, 2006 as to the Company. Management believes the quarterly and six month compensation costs, net of tax, will approximate the pro forma amounts disclosed above.

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

Risk Factors

Oak Hill Financial, like other financial companies, is subject to a number of risks, many of which are outside of management's control. Management strives to mitigate those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect the Company's financial condition or results of operations, (3) liquidity risk, which is the risk that the Company will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or external events, and (5) legal risk, which is the risk of legal proceedings against the Company as well as regulatory and governmental reviews or investigations that arise in the course of the Company's business. The description of the Company's business contained in Item 1 of its 2004 Form 10-K, while not all inclusive, discusses a number of business risks that, in addition to the other information in this report, readers should carefully consider.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2005 and 2004

Discussion  of Financial  Condition  Changes from  December 31, 2004 to June 30,
--------------------------------------------------------------------------------
2005
----

      The Company's total assets amounted to $1.2 billion as of June 30, 2005, an increase of $128.2 million, or 11.8%, over the total at December 31, 2004. The increase in assets was funded primarily through the assumption of $104.2 million of deposits in the Lawrence Financial transaction, a $13.4 million increase in repurchase agreements, an increase in FHLB advances of $6.3 million and a $5.0 million increase in subordinated debentures, which were partially offset by a $2.7 million decrease in notes payable.

      Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $25.6 million, or 20.6%, to a total of $149.6 million at June 30, 2005, compared to December 31, 2004. Investment securities increased by $33.4 million, as purchases of $45.6 million and $15.5 million of securities acquired in the Lawrence Financial transaction exceeded maturities and repayments of $9.5 million and sales of $18.5 million. Federal funds sold decreased by $147,000 during the six-month period ended June 30, 2005.

      Loans receivable, including loans held for sale, totaled $997.9 million, including $77.1 million acquired in the Lawrence Financial transaction, at June 30, 2005, an increase of $85.3 million, or 9.4%, over the comparable totals at December 31, 2004. Loan disbursements totaled $169.6 million during the six-month period ended June 30, 2005, which were partially offset by loan sales of $17.4 million and principal repayments of $137.1 million. Loan disbursements and sales volume decreased by $64.2 million and $13.4 million, respectively, as compared to the same period in 2004. Loan originations and sales volume declined primarily due to the decrease in origination and sales of residential real estate loans in the secondary market. Growth in the loan portfolio during the six months ended June 30, 2005 was comprised of a $66.4 million, or 10.8%, increase in commercial and residential real estate loans and a $34.4 million, or 50.5%, increase in installment loans, which were partially offset by a $13.9 million, or 5.9%, decrease in commercial and other loans, and a $50,000, or 2.5%, decrease in credit card loans. The Company's allowance for loan losses totaled

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2005 and 2004


$13.4 million at June 30, 2005, an increase of $1.5 million, or 13.0%, over the total at December 31, 2004. The allowance for loan losses represented 1.32% and 1.28% of the total loan portfolio at June 30, 2005 and December 31, 2004, respectively. Net charge-offs totaled approximately $3.9 million and $844,000 for the six months ended June 30, 2005 and 2004, respectively. The Company's allowance represented 75.3% and 186.8% of nonperforming loans, which totaled $17.8 million and $6.3 million at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, nonperforming loans were comprised of $552,000 in installment loans, $4.7 million in commercial and other loans, $9.4 million of loans secured primarily by commercial real estate and $3.1 million of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized or reserved for at June 30, 2005.

      The preponderance of the Company's $11.5 million increase in nonperforming loan totals was attributable to three loan concentrations with an aggregate carrying value of $9.2 million at June 30, 2005. In the case of each concentration, management became aware of deterioration in credit quality during the second quarter of 2005 and accordingly effected write-downs of $2.5 million to reduce the attendant loans to fair value at June 30, 2005. In addition during the second quarter of 2005, the Company increased the provision and related allowance by $1.1 million as a result of management's ongoing review and monitoring of the loan portfolio. Finally, management added approximately $400,000 to the allowance relative to an increased risk coefficient of portfolio loss relative to management's assessment of economic conditions.

      Deposits totaled $958.3 million at June 30, 2005, an increase of $96.2 million, or 11.2%, from the total at December 31, 2004. Such increase was primarily attributable to the assumption of $104.2 million in deposits in the Lawrence Financial transaction. Brokered deposits continued to be an integral part of the Company's overall funding strategy due to competitive rates and lower operational costs compared with retail deposits. Brokered deposits totaled $100.6 million with a weighted-average cost of 3.12% at June 30, 2005, as compared to the $113.1 million in brokered deposits with a 2.70% weighted-average cost at December 31, 2004.

      Advances from the Federal Home Loan Bank totaled $111.9 million at June 30, 2005, an increase of $6.3 million, or 6.0%, over the total at December 31, 2004. Securities sold under agreements to repurchase totaled $18.7 million at June 30, 2005, an increase of $13.4 million, over the total at December 31, 2004. The increase resulted primarily from $10.0 million in reverse repurchase agreements incepted in March 2005. Notes payable decreased $2.7 million as the Company repaid a note to another financial institution.

      In June 2005, a Delaware statutory trust owned by the Company, Oak Hill Capital Trust 4 ("Trust 4"), issued $5.0 million of mandatorily redeemable debt securities. The debt securities issued by Trust 4 are included in the Company's regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures and common securities were used by Trust 4 to purchase from the Company $5.0 million of subordinated debentures maturing on June 30, 2035. The subordinated debentures are the sole asset of Trust 4, and the Company owns all of the common securities of Trust 4. Interest payments on the debt securities are to be made quarterly at an annual fixed rate of interest of 5.96% through June 30, 2015 and at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 1.60% thereafter. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were contributed to the capital of Oak Hill during the quarter ended June 30, 2005.

      The Company's stockholders' equity amounted to $93.5 million at June 30, 2005, an increase of $8.5 million, or 10.0%, over the balance at December 31, 2004. The increase resulted primarily from net earnings of $3.9 million, proceeds from options exercised of $1.6 million, a $117,000 increase in the unrealized gain on securities to an overall unrealized gain of $722,000 at June 30, 2005 and $8.3 million in stockholders' equity through issuance of shares in the Lawrence Financial transaction, which were partially offset by $1.9 million in dividends declared on common stock and the Company's repurchase of 136,651 outstanding shares of its common stock at a weighted-average price of $27.82 per share totaling $3.8 million.

Comparison  of Results of Operations  for the  Six-Month  Periods Ended June 30,
--------------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

      Net earnings for the six months ended June 30, 2005 totaled $3.9 million, a $2.5 million, or 39.6%, decrease from the net earnings reported in the comparable 2004 period. The decrease in earnings resulted primarily from a $4.2 million increase in the provision for losses on loans and a $1.9 million increase in general, administrative and other expense, which were partially offset by a $986,000 increase in net interest income, a $427,000 increase in other income, and a $2.1 million decrease in the provision for federal income taxes.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2005 and 2004


Net Interest Income
-------------------

      Total interest income for the six months ended June 30, 2005, amounted to $32.9 million, an increase of $4.3 million, or 15.1%, over the comparable 2004 period. Interest income on loans totaled $30.4 million, an increase of $3.6 million, or 13.4%, over the 2004 period. This increase resulted primarily from a $129.0 million, or 15.3%, increase in the weighted-average ("average") portfolio balance, to a total of $970.1 million for the six months ended June 30, 2005, which was partially offset by a 9 basis point decrease in the average fully-taxable equivalent yield, to 6.34% for the six month period ended June 30, 2005. Interest income on investment securities and other interest-earning assets increased by $719,000, or 41.7%. The increase resulted primarily from a $28.8 million, or 31.7%, increase in the average portfolio balance, to a total of $119.6 million for the six months ended June 30, 2005, coupled with a 62 basis point increase in the average fully-taxable equivalent yield, to 4.88% for the six months ended June 30, 2005.

      Total interest expense amounted to $13.2 million for the six months ended June 30, 2005, an increase of $3.3 million, or 33.6%, over the comparable 2004 period. Interest expense on deposits increased by $2.7 million, or 36.1%, to a total of $10.2 million for the six months ended June 30, 2005. The increase resulted primarily from a 28 basis point increase in the average cost of deposits, to 2.28% for the six months ended June 30, 2005, coupled with a $150.3 million, or 19.8%, increase in the average portfolio balance, to a total of $908.4 million for the six months ended June 30, 2005. Interest expense on borrowings increased by $603,000, or 25.7%, for the six months ended June 30, 2005. The increase was due to a $22.6 million, or 19.0%, increase in the average borrowings outstanding for the six months ended June 30, 2005, coupled with a 23 basis point increase in the average cost of borrowings, to 4.20%. The increase in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the rising interest rate environment for the six month period ended June 30, 2005. Specifically, the Federal Reserve Board has increased its interbank borrowing rates nine times over the last year and has again recently indicated its continuing bias towards future rate increases. While management believes its asset/liability management strategy serves to mitigate the negative effects of rising interest rates, current and projected increases in short-term interest rates will continue to pressure the Company's net interest margin through the remainder of 2005.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $986,000, or 5.3%, for the six months ended June 30, 2005, as compared to the same period in 2004. The interest rate spread decreased by 30 basis points, to 3.65% for the six months ended June 30, 2005, compared to 3.95% for the six months ended June 30, 2004. The fully-taxable equivalent net interest margin decreased by 35 basis points from, 4.09% to 3.74% for the six months ended June 30, 2004 and 2005, respectively.

Provision for Losses on Loans
-----------------------------

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, which was discussed in detail above, management recorded a $5.5 million provision for losses on loans for the six months ended June 30, 2005, an increase of $4.2 million, compared to same period in 2004. The provision for losses on loans for the six months ended June 30, 2005 was predicated primarily upon the $86.8 million of growth in the gross loan portfolio, the $4.4 million of loans charged-off during the current period, and an increase in nonperforming loans from $6.3 million at December 31, 2004 to $17.8 million at June 30, 2005.

      Consistent with the Company's policy for determining the adequacy of its allowance for loan losses, management continues to closely monitor criticized loans for, among other factors previously discussed, adverse situations affecting borrowers' abilities to repay and an assessment of current collateral values. Although management believes that it uses the best information available in providing for possible loan losses, future adjustments to the allowance could be necessary and net earnings could be adversely affected.

Other Income
------------

      Other income totaled $5.5 million for the six months ended June 30, 2005, an increase of $427,000, or 8.3%, over the amount reported in the comparable 2004 period. This increase resulted primarily from a $768,000, or 30.7%, increase in service fees and charges and a $168,000, or 83.2%, increase in gain on sale of securities, which were partially offset by a $151,000, or 10.0%, decrease in insurance commissions and a $358,000, or 39.8%, decrease in gain on sale of loans. The increase in service fees, charges and other income was due primarily to an increase in ATM fees totaling $205,000 and an increase in bank owned life insurance income of $189,000 for the six months ended June 30, 2005. The gain on sale of loans decrease is attributable to a $96,000 decrease in gains from the sale of Small Business Administration loans, coupled with a $262,000 decrease in gains from the sale of residential real estate loans.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2005 and 2004

General, Administrative and Other Expense
-----------------------------------------

      General, administrative and other expense totaled $14.8 million for the six months ended June 30, 2005, an increase of $1.9 million, or 14.5%, over the amount reported in the 2004 period. The increase resulted primarily from a $1.3 million, or 35.8%, increase in other operating expenses including merger-related expenses and amortization of the core deposit intangible, a $433,000, or 26.7%, increase in occupancy and equipment, and a $498,000, or 7.0%, increase in compensation and benefits, which were partially offset by a $386,000, or 78.9%, decrease in franchise tax expense.

      The increase in occupancy and equipment expense was due primarily to a $262,000, or 49.5%, increase in maintenance and maintenance contracts and a $168,000, or 32.9%, increase in depreciation expense. The increase in other expenses resulted primarily from a $371,000 increase in amortization of core deposit intangible, a $111,000, or 27.4%, increase in professional fees, a $94,000, or 50.0%, increase in ATM expenses, a $32,000, or 20.5%, increase in travel expense, a $71,000, or 36.1%, increase in postage, a $453,000 increase in merger-related expenses, a $93,000 increase in marketing expenses, coupled with incremental increases in other operating expenses year-to-year. The increase in compensation and benefits resulted primarily from a $223,000, or 3.3%, increase in salaries and wages partially attributable to yearly salary increases, an $85,000, or 23.1%, increase in group insurance, an $86,000, or 52.3%, increase in retirement expense and a $17,000, or 25.9%, increase in directors' fees. The decrease in franchise tax expense generally reflects tax savings as a result of the Ripley acquisition.

Federal Income Taxes
--------------------

      The provision for federal income taxes amounted to $1.1 million for the six months ended June 30, 2005, a decrease of $2.1 million, or 65.6%, from the comparable 2004 period. The decrease resulted primarily from a $4.6 million, or 48.3%, decrease in earnings before taxes, coupled with $250,000 in new markets tax credits related to the Bank's investment in Oak Hill Community Development Corp. The effective tax rates were 22.2% and 33.4% for the six months ended June 30, 2005 and 2004, respectively.

Comparison of Results of Operations for the  Three-Month  Periods Ended June 30,
--------------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

      Net earnings for the three months ended June 30, 2005 totaled $601,000, a $2.6 million, or 81.5%, decrease from the net earnings reported in the comparable 2004 period. The decrease in earnings resulted primarily from a $4.0 million increase in the provision for losses on loans and a $1.3 million increase in a general, administrative and other expense, which were partially offset by a $578,000 increase in net interest income, a $240,000 increase in other income, and a $1.8 million decrease in the provision for federal income taxes.

Net Interest Income

      Total interest income for the three months ended June 30, 2005, amounted to $17.1 million, an increase of $2.7 million, or 18.9%, over the comparable 2004 period. Interest income on loans totaled $15.7 million, an increase of $2.1 million, or 15.8%, over the 2004 period. This increase resulted primarily from a $157.8 million, or 18.5%, increase in the weighted-average ("average") portfolio balance, to a total of $1.0 billion for the three months ended June 30, 2005, which was partially offset by a 16 basis point decrease in the average fully-taxable equivalent yield to 6.24% for the three month period ended June 30, 2005. Interest income on investment securities and other interest-earning assets increased by $571,000, or 68.5%. The increase resulted primarily from a $44.2 million, or 48.5%, increase in the average portfolio balance, to a total of $135.2 million for the three months ended June 30, 2005, coupled with a 46 basis point increase in the average fully-taxable equivalent yield to 2.52% for the three months ended June 30, 2005.

      Total interest expense amounted to $7.1 million for the three months ended June 30, 2005, an increase of $2.1 million, or 43.1%, over the comparable 2004 period. Interest expense on deposits increased by $1.7 million, or 45.3%, to a total of $5.5 million for the three months ended June 30, 2005. The increase resulted primarily from a 34 basis point increase in the average cost of deposits, to 2.31% for the three months ended June 30, 2005, coupled with a $186.1 million, or 24.0%, increase in the average portfolio balance, to a total of $962.7 million for the three months ended June 30, 2005. Interest expense on borrowings increased by $410,000, or 35.5%, for the three months ended June 30, 2005. The increase was due to a $32.1 million, or 28.3%, increase in the average borrowings outstanding for the three months ended June 30, 2005, coupled with a 22 basis point increase in the average cost of borrowings, to 4.32%. The increase in the level of yields on interest-earning assets and the cost of interest-bearing liabilities was primarily due to the rising interest rate environment for the three month period ended June 30, 2005.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2005 and 2004

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $578,000, or 6.1%, for the three months ended June 30, 2005, as compared to the same period in 2004. The interest rate spread decreased by 40 basis points to 3.53% for the three months ended June 30, 2005, compared to 3.93% for the three months ended June 30, 2004. The fully-taxable equivalent net interest margin decreased by 45 basis points from 4.06% to 3.61% for the three months ended June 30, 2004 and 2005, respectively.

Provision for Losses on Loans
-----------------------------

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $4.7 million provision for losses on loans for the three months ended June 30, 2005, an increase of $4.0 million, compared to same period in 2004. The provision for losses on loans for the three months ended June 30, 2005 was predicated primarily upon the $72.6 million of growth in the gross loan portfolio, the $3.9 million of loans charged-off during the current period, and an increase in nonperforming loans from $7.7 million at March 31, 2005 to $17.8 million at June 30, 2005.

      Consistent with the Company's policy for determining the adequacy of its allowance for loan losses, management continues to closely monitor criticized loans for, among other factors previously discussed, adverse situations affecting borrowers' abilities to repay and an assessment of current collateral values. Although management believes that it uses the best information available in providing for possible loan losses, future adjustments to the allowance could be necessary and net earnings could be adversely affected.

Other Income
------------

      Other  income  totaled  $3.0  million for the three  months ended June 30,
2005, an increase of $240,000, or 8.7%, over the amount reported in the comparable 2004 period. This increase resulted primarily from a $547,000, or 41.6%, increase in service fees and charges and a $159,000 increase in gain on sale of securities, which were partially offset by an $85,000, or 11.0%, decrease in insurance commissions and a $381,000, or 63.0%, decrease in gain on sale of loans. The increase in service fees, charges and other income was due primarily to an increase in ATM fees totaling $106,000 and an increase in bank owned life insurance income of $110,000 for the three months ended June 30,
2005. The reduction of gain on sale of loans is attributable to a $174,000 decrease in gains from the sale of Small Business Administration loans, coupled with a $207,000 decrease in gains from the sale of residential real estate loans.

General, Administrative and Other Expense
-----------------------------------------

      General, administrative and other expense totaled $7.9 million for the three months ended June 30, 2005, an increase of $1.3 million, or 19.8%, over the amount reported in the 2004 period. The increase resulted primarily from an $880,000, or 46.5%, increase in other operating expenses including merger-related expenses and amortization of the core deposit intangible, a $264,000, or 33.5%, increase in occupancy and equipment, and a $356,000, or 9.8%, increase in compensation and benefits, which were partially offset by a $195,000, or 79.6%, decrease in franchise tax expense.

      The increase in occupancy and equipment expense was due primarily to a $118,000, or 54.2%, increase in maintenance and maintenance contracts and a
$107,000, or 40.6%, increase in depreciation expense. The increase in other expenses resulted primarily from a $299,000 increase in amortization of core deposit intangible, a $55,000, or 24.4%, increase in professional fees, a $65,000, or 70.2%, increase in ATM expenses, a $10,000, or 11.0%, increase in travel expense, a $62,000 increase in postage, a $136,000 increase in merger-related expenses, a $120,000 increase in marketing expenses, coupled with incremental increases in other operating expenses year-to-year. The increase in compensation and benefits resulted primarily from a $179,000, or 5.0%, increase in salaries and wages partially attributable to yearly salary increases, a $57,000, or 30.4%, increase in group insurance, and an $83,000 increase in retirement expense. The decrease in franchise tax expense generally reflects a tax savings resulting from the Ripley acquisition.

Federal Income Taxes
--------------------

      The provision for federal income taxes amounted to a benefit of $219,000 for the three months ended June 30, 2005, a decrease of $1.8 million, from the comparable 2004 period. The decrease resulted primarily from a $4.5 million, or 92.2%, decrease in earnings before taxes, coupled with $125,000 in new markets tax credits pursuant to the Bank's investment in Oak Hill Community Development Corp. The effective tax (benefit) rates were (57.3)% and 33.3% for the three months ended June 30, 2005 and 2004, respectively.

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

         At the end of the period covered by this report, the Company's management, with the participation of its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation and the material weaknesses in the Company's internal controls discussed below, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were ineffective at June 30, 2005.

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

         Changes in Internal Control Over Financial Reporting
         ----------------------------------------------------

         There were no changes in the Company's internal control over financial reporting made during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


Item 1:  Legal Proceedings
         -----------------

         Not applicable.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

                                               Issuer Repurchase of Equity Securities
-------------------------------------------------------------------------------------------------------------------------
                                                                                 Total Number of            Maximum Number
                                                                                Shares Purchased          of Shares that May
                                                                              As Part of  Publicly         Yet be Purchased
                             Total Number of            Average Price            Announced Plans            Under the Plans
Period                      Shares Purchased           Paid Per Share              or Programs             or Programs(1)(2)
-------------------------------------------------------------------------------------------------------------------------
April 1, 2005 -
April 30, 2005                    12,000                   $30.60                        12,000                   153,064
-------------------------------------------------------------------------------------------------------------------------
May 1, 2005 -
May 31, 2005                      20,000                   $25.96                        20,000                   290,000
-------------------------------------------------------------------------------------------------------------------------
June 1, 2005 -
June 30, 2005                    104,651                   $27.84                       104,651                   185,349
-------------------------------------------------------------------------------------------------------------------------

(1) On February 26, 2004, the Company announced that its Board of Directors had authorized management to repurchase up to 300,000 shares of the Company's common stock through open market or privately negotiated transactions. The authorization did not have an expiration date.

(2) On May 26, 2005, the Company rescinded the repurchase program announced on February 26, 2004 and announced that its Board of Directors had authorized management to repurchase up to 290,000 shares of the Company's common stock through open market or privately negotiated transactions. The authorization does not have an expiration date.


Item 3:  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


         (a) The Company had its 2005 Annual Meeting of Shareholders ("Annual Meeting") on April 12, 2005. Holders of 4,930,264 common shares of the Company were present, in person or by proxy, representing 88.6% of the Company's 5,564,904 common shares outstanding.

         (b) and (c)    The  following  persons were elected  Class I members of
                        the Company's Board of Directors to serve until the 2007
                        Annual Meeting or until their successors are duly elected and qualified. Each person received the number of votes indicated below:

                        Name                     Votes For      Votes Withheld
                        ----                     ---------      --------------

                        R. E. Coffman, Jr.       4,525,208         405,056
                        John D. Kidd             4,684,954         245,310
                        D. Bruce Knox            4,679,395         250,869
                        Neil S. Strawser         4,585,463         344,801

Item 4:  Submission of Matters to a Vote of Security Holders (continued)
         ---------------------------------------------------------------

         (b) and (c)    The continuing Class II Directors, whose terms expire at
                        the 2006 Annual Meeting,  are Candice R. De-Clark-Peace,
                        Barry M. Dorsey,  Ed.D., Donald R. Seigneur,  William S.
                        Siders, H. Grant Stephenson and Donald P Wood.

                        The proposal for ratification of the appointment of Grant Thornton LLP as independent registered public accounting firm for the Company for the year ending December 31, 2005, was approved with 4,915,138 votes FOR, 12,571 votes AGAINST and 2,555 votes ABSTAIN.

Item 5:  Other Information
         -----------------

         Not applicable.

Item 6:  Exhibits
         --------

         Exhibits:

         Exhibit Number       Description
         --------------       -----------

         31.1                 Certification  of Chief Executive  Officer,  R. E.
                              Coffman,  Jr.,  dated August 8, 2005,  pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002 ("SOX").

         31.2                 Certification of Chief Financial  Officer,  Ron J.
                              Copher, dated August 8, 2005, pursuant to Section 302 of SOX.

         32.1                 Certification  by Chief Executive  Officer,  R. E.
                              Coffman, Jr., dated August 8, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of SOX. -

         32.2                 Certification by Chief Financial  Officer,  Ron J.
                              Copher, dated August 8, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002. -

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Oak Hill Financial, Inc.



Date: August 8, 2005                    By:  /s/ R. E.  Coffman, Jr,
                                             -----------------------------------
                                             R. E. Coffman, Jr.
                                             President & Chief Executive Officer




Date: August 8, 2005                    By:  /s/ Ron J. Copher
                                             -----------------------------------
                                             Ron J. Copher
                                             Chief Financial Officer