Form 10-Q
period 2005-09-30
OAK HILL FINANCIAL INC
filed 2005-11-04
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2005

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

                            Yes |X|           No |_|

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes |X|           No |_|

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            Yes |_|           No |X|

            As of November 3, 2005, the latest practicable date, 5,605,951 shares of the Registrant's common stock, $.50 stated value, were outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

              Consolidated Statements of Financial Condition                   3

              Consolidated Statements of Earnings                              4

              Consolidated Statements of Comprehensive Income                  5

              Consolidated Statements of Cash Flows                            6

              Notes to Consolidated Financial Statements                       8

Item 2: Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                       15

Item 3: Quantitative and Qualitative Disclosures About Market Risk            19

Item 4: Controls and Procedures                                               20

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings                                                     21

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds           21

Item 3: Default Upon Senior Securities                                        21

Item 4: Submission of Matters to a Vote of Security Holders                   21

Item 5: Other Information                                                     21

Item 6: Exhibits                                                              21

Signatures                                                                    22

Certifications                                                                23

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                September 30,       December 31,
(In thousands, except share data)                                                                        2005               2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Unaudited)
ASSETS

Cash and due from banks                                                                           $    23,620        $    31,009
Federal funds sold                                                                                      3,269                988
Investment securities designated as available for sale - at market                                    127,442             88,383
Investment securities designated as held to maturity - at cost (approximate market
      value of $3,881 and $3,853 at September 30, 2005 and December 31, 2004, respectively)             3,624              3,640
Loans receivable - net                                                                                995,557            912,282
Loans held for sale - at lower of cost or market                                                           75                256
Office premises and equipment - net                                                                    22,118             15,489
Federal Home Loan Bank stock - at cost                                                                  7,517              6,590
Real estate acquired through foreclosure                                                                  498              1,614
Accrued interest receivable on loans                                                                    3,875              3,407
Accrued interest receivable on investment securities                                                    1,144                527
Goodwill                                                                                                7,441              1,674
Core deposit intangible                                                                                 4,351              1,270
Bank owned life insurance                                                                              12,836             10,118
Prepaid expenses and other assets                                                                      12,195              2,505
Prepaid federal income taxes                                                                            3,666              2,929
Deferred federal income taxes                                                                              --                359
--------------------------------------------------------------------------------------------------------------------------------
              TOTAL ASSETS                                                                        $ 1,229,228        $ 1,083,040
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
      Demand                                                                                      $   100,872        $    88,712
      Savings and time deposits                                                                       879,374            773,384
--------------------------------------------------------------------------------------------------------------------------------
              Total deposits                                                                          980,246            862,096
Securities sold under agreements to repurchase                                                         19,660              5,359
Advances from the Federal Home Loan Bank                                                              107,261            105,601
Notes payable                                                                                              --              2,700
Subordinated debentures                                                                                23,000             18,000
Deferred federal income taxes payable                                                                   1,113                 --
Accrued interest payable and other liabilities                                                          4,088              4,241
--------------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                                     1,135,368            997,997
Stockholders' equity
      Common stock - $.50 stated value; authorized 15,000,000 shares
      5,874,634 and 5,653,583 shares issued at September 30, 2005
      and December 31, 2004                                                                             2,938              2,827
      Additional paid-in capital                                                                       14,746              6,658
      Retained earnings                                                                                82,991             78,071
      Treasury stock (226,874 and 96,302 shares at September 30, 2005 and
        December 31, 2004, respectively - at cost)                                                     (6,598)            (3,118)
      Accumulated comprehensive income (loss):
        Unrealized gain (loss) on securities designated as available for sale, net
           of related tax effects                                                                        (217)               605
--------------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                               93,860             85,043
--------------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 1,229,228        $ 1,083,040
================================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                 For the                  For the
                                                                            Nine Months Ended        Three Months Ended
                                                                              September 30,             September 30,
(In thousands, except share data)                                             2005         2004         2005         2004
-------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
INTEREST INCOME

Loans                                                                     $ 47,182     $ 40,815     $ 16,757     $ 13,976
Investment securities                                                        3,542        2,478        1,307          884
Interest-bearing deposits and other                                            322          202          115           73
-------------------------------------------------------------------------------------------------------------------------
              Total interest income                                         51,046       43,495       18,179       14,933
INTEREST EXPENSE

Deposits                                                                    16,261       11,531        6,012        3,998
Borrowings                                                                   4,694        3,575        1,748        1,232
-------------------------------------------------------------------------------------------------------------------------
              Total interest expense                                        20,955       15,106        7,760        5,230
-------------------------------------------------------------------------------------------------------------------------
              Net interest income                                           30,091       28,389       10,419        9,703
Provision for losses on loans                                                5,671        2,285          212        1,002
-------------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for losses on loans       24,420       26,104       10,207        8,701
OTHER INCOME

Service fees, charges and other operating                                    5,108        3,676        1,838        1,174
Insurance commissions                                                        2,071        2,224          710          712
Gain on sale of loans                                                          869        1,354          327          454
Gain on sale of securities                                                     508          276          138           74
-------------------------------------------------------------------------------------------------------------------------
              Total other income                                             8,556        7,530        3,013        2,414
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits                                          12,012       10,743        4,436        3,665
Occupancy and equipment                                                      3,090        2,446        1,037          826
Federal deposit insurance premiums                                              92           81           32           28
Franchise taxes                                                                148          733           45          244
Other operating                                                              6,424        5,523        2,246        1,839
Amortization of core deposit intangible                                        670           --          299           --
Merger-related expenses                                                        502          143           49          143
-------------------------------------------------------------------------------------------------------------------------
              Total general, administrative and other expense               22,938       19,669        8,144        6,745
-------------------------------------------------------------------------------------------------------------------------
              Earnings before federal income taxes                          10,038       13,965        5,076        4,370
FEDERAL INCOME TAXES

Current                                                                      1,256        4,183        1,119        1,182
Deferred                                                                       982          173           18          (26)
-------------------------------------------------------------------------------------------------------------------------
              Total federal income taxes                                     2,238        4,356        1,137        1,156
-------------------------------------------------------------------------------------------------------------------------
              NET EARNINGS                                                $  7,800     $  9,609     $  3,939     $  3,214
=========================================================================================================================
              EARNINGS PER SHARE
                  Basic                                                   $   1.37     $   1.73     $   0.69     $   0.58
=========================================================================================================================
                  Diluted                                                 $   1.34     $   1.69     $   0.68     $   0.57
=========================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                          For the                   For the
                                                                                     Nine Months Ended         Three Months Ended
                                                                                       September 30,              September 30,
(In thousands, except share data)                                                      2005         2004         2005         2004
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Unaudited)
Net earnings                                                                        $ 7,800      $ 9,609      $ 3,939      $ 3,214
Other comprehensive income (loss), net of tax:
      Unrealized gains (losses) on securities designated as available for sale,
        net of taxes (benefits) of $(265), $88, $(457) and $645, respectively          (492)         164         (849)       1,198
      Reclassification adjustment for realized gains included in net earnings,
        net of taxes of $178, $97, $47 and $26, respectively                           (330)        (179)         (91)         (48)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                $ 6,978      $ 9,594      $ 2,999      $ 4,364
==================================================================================================================================
Accumulated comprehensive income (loss)                                             $  (217)     $   901      $  (217)     $   901
==================================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Nine Months Ended
                                                                                     September 30,
(In thousands)                                                                       2005           2004
--------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings for the period                                               $   7,800      $   9,609
      Adjustments to reconcile net earnings to net cash provided by operating activities:
              Depreciation and amortization                                         1,305            772
              Amortization of core deposit intangible                                 670             --
              Gain on sale of securities                                             (508)          (276)
              Amortization of premiums and discounts on investment
                  securities - net                                                    608            679
              Amortization of mortgage servicing rights                               395            498
              Proceeds from sale of loans in secondary market                      27,907         41,906
              Loans disbursed for sale in secondary market                        (27,139)       (38,469)
              Gain on sale of loans                                                  (512)          (767)
              Gain on disposition of assets                                          (109)            --
              Amortization of deferred loan origination fees - net                   (397)          (133)
              Proceeds from sale of other real estate owned                         1,175            838
              Loss on sale of other real estate owned                                 274            273
              Federal Home Loan Bank stock dividends                                 (254)          (185)
              Provision for losses on loans                                         5,671          2,285
              Tax benefit of stock options exercised                                  415            607
              Purchase of bank owned life insurance                                    --        (10,000)
              Net increase in bank owned life insurance                              (324)            --
              Increase (decrease) in cash due to changes in:
                  Prepaid expenses and other assets                                (8,866)          (227)
                  Accrued interest receivable                                        (602)          (496)
                  Accrued interest payable and other liabilities                     (464)        (1,605)
                  Federal income taxes
                     Current                                                        1,297             28
                     Deferred                                                         982            173
--------------------------------------------------------------------------------------------------------
                        Net cash provided by operating activities                   9,324          5,510
CASH FLOWS USED IN INVESTING ACTIVITIES:

        Loan disbursements                                                       (227,692)      (319,517)
        Principal repayments on loans                                             214,276        249,166
        Principal repayments on mortgage-backed securities designated
           as available for sale                                                   12,691         14,644
        Proceeds from sale of investment securities designated
           as available for sale                                                   31,529         14,192
        Proceeds from maturity of investment securities                             1,173          3,511
        Proceeds from disposition of assets                                           795             --
        Purchase of investment securities designated
           as available-for-sale                                                  (69,829)       (35,484)
        Purchase of insurance agency                                                  (12)            --
           Improvements of other real estate owned                                     --           (282)
        Increase in federal funds sold - net                                       (2,281)           (26)
        Purchase of office premises and equipment                                  (4,876)        (1,567)
        Lawrence Financial acquisition - net of cash paid                           6,689             --
--------------------------------------------------------------------------------------------------------
                        Net cash used in investing activities                     (37,537)       (75,363)
--------------------------------------------------------------------------------------------------------
                        Net cash used in operating and investing activities
                          (balance carried forward)                               (28,213)       (69,853)
--------------------------------------------------------------------------------------------------------

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                    For the Nine Months Ended
                                                                                          September 30,
(In thousands)                                                                           2005            2004
-------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
                        Net cash used in operating and investing activities
                          (balance brought forward)                                 $ (28,213)      $ (69,853)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

      Proceeds from securities sold under agreement to repurchase                      14,301           1,862
      Net increase in deposit accounts                                                 12,228          72,835
      Proceeds from Federal Home Loan Bank advances                                    23,500           9,300
      Repayments of Federal Home Loan Bank advances                                   (24,340)        (12,667)
      Repayments of notes payable                                                      (2,700)            (50)
      Proceeds from issuance of subordinated debentures                                 5,000           5,000
      Dividends on common shares                                                       (2,880)         (2,490)
      Purchase of treasury shares                                                      (6,188)         (4,369)
      Proceeds from issuance of shares under stock option plan                          1,903           1,618
-------------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                      20,824          71,039
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   (7,389)          1,186
Cash and cash equivalents at beginning of period                                       31,009          20,390
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $  23,620       $  21,576
=============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for:
        Federal income taxes                                                        $   2,137       $   4,026
=============================================================================================================
        Interest on deposits and borrowings                                         $  21,037       $  15,172
=============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

      Unrealized losses on securities designated as available for sale,
        net of related tax benefits                                                 $    (490)      $     (14)
=============================================================================================================
      Recognition of mortgage servicing rights in accordance with SFAS No. 140      $     357       $     587
=============================================================================================================
      Transfer from loans to real estate acquired through foreclosure               $      63       $   1,655
=============================================================================================================
      Loans identified as held-for-sale                                             $      75       $     268
=============================================================================================================
      Fair value of assets acquired in acquisition of Lawrence Federal              $ 125,121       $      --
=============================================================================================================
      Common stock issued in acquisition of Lawrence Federal                        $   8,589       $      --
=============================================================================================================
      Goodwill and other intangible assets arising from acquisitions - net          $   9,162       $      --
=============================================================================================================

    SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

      Treasury shares issued for options exercised                                  $   2,708       $   1,169
=============================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2005 and 2004

1. Basis of Presentation
   ---------------------

            Oak Hill Financial, Inc. (the "Company") is a financial holding company the principal assets of which have been its ownership of Oak Hill Banks ("Oak Hill") and Oak Hill Financial Insurance ("OHFI"). The Company also owns forty-nine percent of Oak Hill Title Agency, LLC ("Oak Hill Title") which provides title services for commercial and residential real estate transactions. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of its subsidiaries.

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

            On April 1, 2005, the Company acquired Lawrence Financial Holdings, Inc. ("Lawrence Financial") for a purchase price of approximately $15.2 million, of which $7.7 million was paid in cash. In addition, the Company issued 221,051 shares of common stock to Lawrence Financial shareholders. The transaction added $125.1 million in assets, $76.5 million in loans, $104.2 million in deposits and $8.6 million in equity to the Company.

            Oak Hill conducts a general commercial banking business in southern and central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. OHFI is an insurance agency specializing in group health insurance and other employee benefits.

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

            The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2004. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

2. Principles of Consolidation
   ---------------------------

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oak Hill and OHFI. The Company effectively controls Oak Hill Title; therefore, their accounts are also included in the financial statements of the Company with the remaining ownership being accounted for as minority interest. All intercompany balances and transactions have been eliminated.

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2005 and 2004

3. Liquidity and Capital Resources (continued)
   -------------------------------------------

            At September 30, 2005, the Company had $231.7 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed with Oak Hill at market rates of interest.

            In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $216.6 million in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At September 30, 2005, the Company had $107.3 million of outstanding FHLB advances.

            The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company's customers. At September 30, 2005, the Company had total off-balance sheet contractual commitments consisting of $29.1 million to originate loans, $110.3 million in unused lines of credit and letters of credit totaling $15.5 million.
      Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

            The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at September 30, 2005 by expiration period:

                                                   One year       One to        After
(In thousands)                                      or less    three years   three years       Total
-----------------------------------------------------------------------------------------------------
Loan commitments                                   $ 29,090      $     --      $     --      $ 29,090
Unused lines of credit                               53,952        12,869        43,486       110,307
Letters of credit                                     1,390         4,083        10,000        15,473
-----------------------------------------------------------------------------------------------------
                                                   $ 84,432      $ 16,952      $ 53,486      $154,870
=====================================================================================================

            The table below details the amount of contractual obligations outstanding at September 30, 2005, by expiration date:


                                                   One year       One to        After
(In thousands)                                      or less    three years   three years       Total
-----------------------------------------------------------------------------------------------------
Office premises and equipment                      $    709      $  4,151      $     --      $  4,860
Advances from the Federal Home Loan Bank             22,281        31,501        53,479       107,261
Securities sold under agreement to repurchase         9,660            --        10,000        19,660
Subordinated debentures                                  --            --        23,000        23,000
Lease obligations                                       609         1,038           670         2,317
-----------------------------------------------------------------------------------------------------
                                                   $ 33,259      $ 36,690      $ 87,149      $157,098
=====================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2005 and 2004

4. Earnings Per Share
   ------------------

            Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options. The computations were as follows for the nine and three-month periods ended September 30:

                                                                        For the                       For the
                                                                   Nine Months Ended            Three Months Ended
                                                                     September 30,                 September 30,
                                                                     2005           2004           2005           2004
      ----------------------------------------------------------------------------------------------------------------
      Weighted-average common shares outstanding (basic)        5,684,826      5,550,921      5,688,601      5,543,405
      Dilutive effect of assumed exercise of stock options        128,108        143,956        108,452        136,450
      ----------------------------------------------------------------------------------------------------------------
      Weighted-average common shares outstanding (diluted)      5,812,934      5,694,877      5,797,053      5,679,855
      ================================================================================================================

      Options to purchase 125,250 shares of common stock with a weighted-average exercise price of $37.12 were outstanding at September 30, 2005, but were excluded from the computation of common share equivalents for the nine and three month periods ended September 30, 2005 because the exercise prices were greater than the average market price of the common shares.

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

            When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Unsecured credits are charged- off upon becoming contractually delinquent for greater than 90 days. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2005 and 2004

5. Critical Accounting Policies (continued)
   ----------------------------------------

            The Company accounts for its allowance for losses on loans in accordance with SFAS No. 5, "Accounting for Contingencies," and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Both Statements require the Company to evaluate the collectibility of both contractual interest and principal loan payments. SFAS No. 5 requires the accrual of a loss when it is probable that a loan has been impaired and the amount of the loss can be reasonably estimated. SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans' observable market price or fair value of the collateral if the loan is collateral dependent.

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2005 and 2004

6. Stock Incentive Plan
   --------------------

            The Company has a stock incentive plan that provides for grants of options of up to 1,200,000 authorized, but unissued shares of its common stock, restricted stock, stock appreciation rights, and other equity-based compensation. The Company accounts for its stock incentive plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing equity-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

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

                                                           For the                   For the
                                                      Nine Months Ended        Three Months Ended
                                                        September 30,             September 30,
      (In thousands, except share data)                2005         2004         2005         2004
      --------------------------------------------------------------------------------------------
      Net earnings:
           As reported                               $7,800       $9,609       $3,939       $3,214
           Stock-based compensation, net of tax        (758)        (306)        (252)        (102)
      --------------------------------------------------------------------------------------------
      Pro-forma net earnings                         $7,042       $9,303       $3,687       $3,112
      ============================================================================================
      Basic earnings per share:
           As reported                               $ 1.37       $ 1.73       $  .69       $  .58
           Stock-based compensation, net of tax        (.13)        (.05)        (.04)        (.02)
      --------------------------------------------------------------------------------------------
           Pro-forma                                 $ 1.24       $ 1.68       $  .65       $  .56
      ============================================================================================
      Diluted earnings per share:
           As reported                               $ 1.34       $ 1.69       $  .68       $  .57
           Stock-based compensation, net of tax        (.13)        (.06)        (.04)        (.02)
      --------------------------------------------------------------------------------------------
           Pro-forma                                 $ 1.21       $ 1.63       $  .64       $  .55
      ============================================================================================

            The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003: dividend yield of 1.6% for 2005 and 2004 and 2.3% for 2003; expected volatility of 39.8% for 2005 and 2004 and 41.5% for 2003; risk-free interest rates of 3.65% for 2005 and 2004 and 3.38% for 2003; and expected lives of 4 years for 2005, 2004 and 2003.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2005 and 2004

6. Stock Incentive Plan (continued)
   --------------------------------

            A summary of the status of the Company's stock options as of September 30, 2005 and December 31, 2004 and 2003 and changes during the periods ended on those dates is presented below:

                                                            Nine months ended                       Year Ended
                                                              September 30,                        December 31,

                                                                  2005                     2004                     2003
      ---------------------------------------------------------------------------------------------------------------------------
                                                                      Weighted-                Weighted-                Weighted-
                                                                       average                  average                  average
                                                                      exercise                 exercise                 exercise
                                                           Shares       price       Shares       price       Shares       price
      ---------------------------------------------------------------------------------------------------------------------------
      Outstanding at beginning of period                  582,446      $22.21      572,397      $17.36      718,717      $15.35
      Granted                                               8,000       32.76      130,500       37.19       68,000       30.46
      Exercised                                           (81,500)      16.69     (118,131)      15.87     (210,820)      14.77
      Forfeited                                           (10,183)      36.64       (2,300)      28.45       (3,500)      15.05
      ---------------------------------------------------------------------------------------------------------------------------
      Outstanding at end of period                        498,783      $22.99      582,466      $22.21      572,397      $17.36
      ===========================================================================================================================
      Options exercisable at period end                   490,533                  451,633                  503,730
      ===========================================================================================================================
      Weighted-average fair value of options granted
          during the period                                            $13.14                   $12.91                   $ 9.31
      ===========================================================================================================================

      The following information applies to options outstanding at September 30, 2005:

      Range of exercise prices                                Number outstanding
      --------------------------------------------------------------------------
            $6.67  - $10.01                                               14,400
            $10.02 - $15.03                                               37,100
            $15.04 - $22.56                                              260,433
            $22.57 - $33.86                                               64,600
            $33.87 - $37.72                                              122,250
      --------------------------------------------------------------------------
                  Total                                                  498,783
      ==========================================================================

      Weighted-average exercise price                                   $  22.99
      Weighted-average remaining contractual life                      7.6 years

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2005 and 2004

7. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------------------

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

            Effective April 2005, compensation cost is required to be recognized beginning as of the first annual period of the fiscal year that begins on or after June 15, 2005, or January 1, 2006 as to the Company. Management believes the quarterly and nine month compensation costs, net of tax, will approximate the interim pro forma amounts disclosed above.

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

Risk Factors

Oak Hill Financial, like other financial companies, is subject to a number of risks, many of which are outside of management's control. Management strives to mitigate those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect the Company's financial condition or results of operations, (3) liquidity risk, which is the risk that the Company will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or external events, and (5) legal risk, which is the risk of legal proceedings against the Company as well as regulatory and governmental reviews or investigations that arise in the course of the Company's business. The description of the Company's business contained in Item 1 of its 2004 Form 10-K, while not all inclusive, discusses a number of business risks that, in addition to the other information in this report, readers should carefully consider.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2005 and 2004

Discussion  of Financial  Condition  Changes from December 31, 2004 to September
--------------------------------------------------------------------------------
30, 2005
--------

      The Company's total assets amounted to $1.2 billion at September 30, 2005, an increase of $146.2 million, or 13.5%, over the total at December 31, 2004. The increase in assets was funded primarily through the assumption of $104.2 million of deposits in the Lawrence Financial transaction, a $14.3 million increase in repurchase agreements, an increase in FHLB advances of $1.7 million and a $5.0 million increase in subordinated debentures, which were partially offset by a $2.7 million decrease in notes payable.

      Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $33.9 million, or 27.4%, to a total of $158.0 million at September 30, 2005, compared to December 31, 2004. Investment securities increased by $39.0 million, as purchases of $69.8 million exceeded maturities and repayments of $13.9 million and sales of $31.0 million. Federal funds sold increased by $2.3 million during the nine-month period ended September 30, 2005.

      Loans receivable, including loans held for sale, totaled $995.6 million at September 30, 2005, an increase of $83.1 million, or 9.1%, over the comparable totals at December 31, 2004. Loan disbursements totaled $254.8 million during the nine-month period ended September 30, 2005, which were partially offset by loan sales of $27.4 million and principal repayments of $214.3 million. Loan disbursements and sales volume decreased by $103.2 million and $13.7 million, respectively, when compared to the same period in 2004. Loan originations and sales volume declined primarily due to the decrease in origination and sales of residential real estate loans in the secondary market. Growth in the loan portfolio during the nine months ended September 30, 2005 was comprised of a $72.4 million, or 11.8%, increase in commercial and residential real estate loans and a $34.3 million, or 50.4%, increase in installment loans, which were partially offset by a $22.1 million, or 9.3%, decrease in commercial and other loans and a $29,000, or 1.4%, decrease in credit card loans. The allowance for loan losses totaled $13.3 million at September 30, 2005, an increase of $1.5 million, or 12.7%, over the total at December 31, 2004. The allowance for loan losses represented 1.32% and 1.28% of the total loan portfolio at September 30, 2005 and December 31, 2004, respectively.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2005 and 2004

Net charge-offs totaled approximately $4.7 million and $1.5 million for the nine months ended September 30, 2005 and 2004, respectively. The Company's allowance represented 79.3% and 186.8% of nonperforming loans, which totaled $16.8 million and $6.3 million at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, nonperforming loans were comprised of $424,000 in installment loans, $5.9 million of loans secured primarily by commercial real estate, $4.6 million in commercial and other loans and $5.9 million of loans secured by one-to-four family residential real estate. In management's opinion, all nonperforming loans were adequately collateralized or reserved at September 30, 2005.

      Deposits totaled $980.2 million at September 30, 2005, an increase of $118.2 million, or 13.7%, over the total at December 31, 2004. Such income was primarily attributable to the assumption of $104.2 million in deposits in the Lawrence Financial transaction. Brokered deposits continued to be an integral part of the Company's overall funding strategy due to competitive rates and lower operational costs compared with retail deposits. Brokered deposits totaled $90.5 million with a weighted-average cost of 3.12% at September 30, 2005, as compared to the $113.1 million in brokered deposits with a 2.70% weighted-average cost at December 31, 2004. Proceeds from deposit growth were used primarily to fund loan originations.

      Advances from the Federal Home Loan Bank totaled $107.3 million at September 30, 2005, an increase of $1.7 million, or 1.6%, over the total at December 31, 2004. Securities sold under agreements to repurchase totaled $19.7 million at September 30, 2005, an increase of $14.3 million, over the total at December 31, 2004. The increase resulted primarily from $10.0 million in reverse repurchase agreements incepted in March 2005. Notes payable decreased $2.7 million during 2005 as the Company repaid a borrowing from another financial institution.

      In June 2005, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 4 ("Trust 4"), issued $5.0 million of mandatorily redeemable debt securities. The amount of the debt securities issued by Trust 4, which mature in 2035, are included in the Company's regulatory capital, specifically as a component of Tier 1 capital. Interest payments on the debt securities are to be made quarterly at an annual fixed rate of interest of 5.96% through June 30, 2015 and at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 1.60% thereafter. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were contributed to the capital of Oak Hill during the quarter ended June 30, 2005.

      The Company's stockholders' equity amounted to $93.9 million at September 30, 2005, an increase of $8.8 million, or 10.4%, over the balance at December 31, 2004. The increase resulted primarily from net earnings of $7.8 million, proceeds from options exercised of $2.3 million and $8.3 million in stockholders' equity through issuance of shares in the Lawrence Financial transaction, which were partially offset by $2.9 million in dividends and the Company's repurchase of 216,295 outstanding shares of common stock totaling $6.2 million.

Comparison of Results of Operations for the Nine-Month  Periods Ended  September
--------------------------------------------------------------------------------
30, 2005 and 2004
-----------------

General
-------

      Net earnings for the nine months ended September 30, 2005 totaled $7.8 million, a $1.8 million decrease from the net earnings reported in the comparable 2004 period. The decrease in earnings resulted primarily from a $3.4 million increase in the provision for losses on loans and a $3.3 million increase in general, administrative and other expense, which were partially offset by a $1.7 million increase in net interest income, a $1.0 million increase in other income, and a $2.1 million decrease in the provision for federal income taxes.

Net Interest Income
-------------------

      Total interest income for the nine months ended September 30, 2005, amounted to $51.0 million, an increase of $7.6 million, or 17.4%, over the comparable 2004. Interest income on loans totaled $47.2 million, an increase of $6.4 million, or 15.6%, over the 2004 period. This increase resulted primarily from a $132.9 million, or 15.6%, increase in the weighted-average ("average") portfolio balance to a total of $984.5 million for the nine months ended
September 30, 2005. Interest income on investment securities and other interest-earning assets increased by $1.2 million, or 44.2%. The increase resulted primarily from a $33.9 million, or 37.1%, increase in the average portfolio balance, to a total of $125.2 million for the nine months ended September 30, 2005, coupled with a 56 basis point increase in the average fully-taxable equivalent yield, to 4.93% for the nine months ended September 30, 2005.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2005 and 2004

      Total interest expense amounted to $21.0 million for the nine months ended September 30, 2005, an increase of $5.8 million, or 38.7%, from the comparable 2004 period. Interest expense on deposits increased by $4.7 million, or 41.0%, to a total of $16.3 million for the nine months ended September 30, 2005. The increase resulted primarily from a 33 basis point increase in the average cost of deposits, to 2.34% for the nine months ended September 30, 2005, coupled with a $161.1 million, or 21.0%, increase in the average portfolio balance, to a total of $928.6 million for the nine months ended September 30, 2005. Interest expense on borrowings increased by $1.1 million, or 31.3%, for the nine months ended September 30, 2005. The increase was due to a 30 basis point increase in the average cost of borrowings, to 4.36%, coupled with a $26.3 million, or 22.4%, increase in the average borrowings outstanding for the nine months ended September 30, 2005. Specifically, the Federal Reserve Board has increased its interbank borrowing rates eleven times over the year and has again recently indicated its continuing bias towards future rate increases. While management believes its asset/liability management strategy serves to mitigate the negative effects of rising interest rates, current and projected increases in short-term interest rates will continue to pressure the Company's net interest margin through the remainder of 2005.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.7 million, or 6.0%, for the nine months ended September 30, 2005, as compared to the same period in 2004. The interest rate spread decreased by 30 basis points, to 3.65% for the nine months ended September 30, 2005, compared to 3.95% for the nine months ended September 30, 2004. The fully-taxable equivalent net interest margin decreased by 36 basis points, from 4.09% to 3.73% for the nine months ended September 30, 2004 and 2005, respectively.

Provision for Losses on Loans
-----------------------------

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, which was discussed in detail above, management recorded a $5.7 million provision for losses on loans for the nine months ended September 30, 2005, an increase of $3.4 million compared to the same period in 2004. The provision for losses on loans for the nine months ended September 30, 2005 was predicated primarily upon the $84.6 million of growth in the gross loan portfolio, the $4.7 million of net loans charged-off during the current nine month period, and the increase in nonperforming loans from $6.3 million at December 31, 2004 to $16.8 million at September 30, 2005.

      Consistent with the Company's policy for determining the adequacy of its allowance for loan losses, management continues to closely monitor criticized loans for, among other factors previously discussed, adverse situations affecting borrowers' abilities to repay and an assessment of current collateral value. Although management believes that it uses the best information available in providing for possible loan losses, future adjustments to the allowance could be necessary and net earnings could be adversely affected.

Other Income
------------

      Other income totaled $8.6 million for the nine months ended September 30, 2005, an increase of $1.0 million, or 13.6%, over the amount reported in the comparable 2004 period. This increase resulted primarily from a $1.4 million, or 39.0%, increase in service fees and charges and a $232,000 increase in gain on sale of securities, which were partially offset by a $153,000, or 6.9%, decrease in insurance commissions and a $485,000, or 35.8%, decrease in gain on sale of loans. The increase in service fees, charges and other income was due primarily to an increase in ATM fees totaling $332,000 and an increase in bank owned life insurance income of $324,000 for the nine months ended September 30, 2005. The gain on sale of loans decrease is attributable to a $216,000 decrease in gains from the sale of Small Business Administration loans, couple with a $269,000 decrease in gains from the sale of residential real estate loans.

General, Administrative and Other Expense
-----------------------------------------

      General, administrative and other expense totaled $22.9 million for the nine months ended September 30, 2005, an increase of $3.3 million, or 16.6%, over the amount reported in the 2004 period. The increase resulted primarily from a $1.9 million, or 34.1% increase in other operating expenses including merger-related expenses and amortization of core deposit intangible, a $644,000, or 26.3% increase in occupancy and equipment and a $1.3 million, or 11.8%, increase in compensation and benefits, which were partially offset by a $585,000, or 79.8%, decrease in franchise tax expense.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2005 and 2004

      The increase in occupancy and equipment expense was due primarily to a $340,000, or 52.4%, increase in maintenance and maintenance contracts and a $306,000, or 39.6%, increase in depreciation expense. The increase in other expenses resulted primarily from a $670,000 increase in amortization of core deposit intangibles, a $274,000, or 48.8%, increase in professional fees, a $202,000, or 66.9%, increase in marketing expense, a $359,000 increase in merger-related expenses, a $133,000, or 45.2%, increase in ATM expense and a $116,000, or 26.0%, increase in supplies, coupled with incremental increases in other operating expenses year-to-year. The increase in compensation and benefits resulted primarily from a $758,000, or 7.5%, increase in salaries and wages partially attributable to yearly salary increases, a $168,000, or 40.0%, increase in retirement expense, a $158,000, or 28.6%, increase in group insurance, a $127,000, or 14.8% increase in payroll taxes and a $67,000, or 68.0%, increase in directors' fees. The decrease in franchise tax expense generally reflects tax savings as a result of the Ripley acquisition.

Federal Income Taxes
--------------------

      The provision for federal income taxes amounted to $2.2 million for the nine months ended September 30, 2005, a decrease of $2.1 million, or 48.6%, from the comparable 2004 period. The decrease resulted primarily from a $3.9 million, or 28.1%, decrease in earnings before taxes, coupled with a $375,000 increase in new markets tax credits related to the Bank's investment in Oak Hill Community Development Corp. The effective tax rates were 22.3% and 31.2% for the nine months ended September 30, 2005 and 2004, respectively.

Comparison of Results of Operations for the Three-Month  Periods Ended September
--------------------------------------------------------------------------------
30, 2005 and 2004
-----------------

General
-------

      Net earnings for the three months ended September 30, 2005 totaled $3.9 million, a $725,000, or 22.6%, increase over net earnings reported in the comparable 2004 period. The increase in earnings resulted primarily from an $716,000 increase in net interest income, a $599,000 increase in other income and a $790,000 decrease in the provision for losses on loans, which were partially offset by a $1.4 million increase in general, administrative and other expenses.

Net Interest Income
-------------------

      Total interest income for the three months ended September 30, 2005, amounted to $18.2 million, an increase of $3.2 million, or 21.7%, from the comparable 2004 period. Interest income on loans totaled $16.8 million, an increase of $2.8 million, or 19.9%, over the 2004 period. This increase resulted primarily from a $140.6 million, or 16.1% increase in the weighted-average ("average") portfolio balance, to a total of $1.0 billion for the three months ended September 30, 2005, coupled with a 17 basis point increase in the average fully-taxable equivalent yield, to 6.58% for the three month period ended September 30, 2005. Interest income on investment securities and other interest-earning assets increased by $465,000, or 48.6%. This increase resulted primarily from a $43.6 million, or 47.2%, increase in the average portfolio balance, to a total of $136.2 million for the three months ended September 30, 2005, coupled with a 44 basis point increase in the average fully-taxable equivalent yield, to 5.02% for the three months ended September 30, 2005.

      Total interest expense amounted to $7.8 million for the three months ended September 30, 2005, an increase of $2.5 million, or 48.4%, over the comparable 2004 period. Interest expense on deposits increased by $2.0 million, or 50.4%, to a total of $6.0 million for the three months ended September 30, 2005. The increase resulted primarily from an $89.7 million, or 11.4%, increase in the average portfolio balance, to a total of $875.6 million for the three months ended September 30, 2005, coupled with a 70 basis point increase in the average cost of deposits, to 2.72% for the three months ended September 30, 2005. Interest expense on borrowings increased by $516,000, or 41.9%, for the three months ended September 30, 2005. The increase was due to a $24.4 million, or 19.6%, increase in the average borrowings outstanding for the three months ended September 30, 2005, coupled with a 72 basis point increase in the average cost of borrowings, to 4.66%.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $716,000 million, or 7.4%, for the three months ended September 30, 2005, as compared to the same period in 2004. The interest rate spread decreased by 56 basis points, to 3.39% for the three months ended September 30, 2005, compared to 3.95% for the three months ended September 30, 2004. The fully-taxable equivalent net interest margin decreased by 36 basis points, from 4.08% to 3.72% for the three months ended September 30, 2004 and 2005, respectively.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2005 and 2004

Provision for Losses on Loans
-----------------------------

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $212,000 provision for losses on loans for the three months ended September 30, 2005, a decrease of $790,000, or 78.8%, compared to same period in 2004. The provision for losses on loans for the three months ended September 30, 2005 was predicated primarily upon the $252,000 of net loans charged-off during the current quarter.

Other Income
------------

      Other income totaled $3.0 million for the three months ended September 30, 2005, an increase of $599,000, or 24.8%, over the amount reported in the comparable 2004 period. This increase resulted primarily from a $64,000 increase in gain on sale of securities and a $664,000, or 56.6%, increase in service fees, charges and other income, which were partially offset by a $127,000, or 28.0%, decrease in gain on sale of loans. The decrease in gain on sale of loans is attributable to the previously mentioned decrease in residential loan originations for sale in the secondary market. The increase in service fees, charges and other income was due primarily to an increase in ATM fees totaling $128,000 and an increase in bank owned life insurance income of $135,000 in the 2005 quarter. The reduction of gain on sale of loans is attributable to a $120,000 decrease in gains from the sale of Small Business Administration loans, coupled with a $8,000 decrease in gains from the sale of residential real estate loans.

General, Administrative and Other Expense
-----------------------------------------

      General, administrative and other expense totaled $8.1 million for the three months ended September 30, 2005, an increase of $1.4 million, or 20.7%, over the amount reported in the 2004 period. The increase resulted primarily from a $771,000, or 21.0%, increase in employee compensation and benefits, a $211,000, or 25.6% increase in occupancy and equipment, a $612,000, or 30.9%, increase in other operating expenses including merger-related and amortization of core deposit intangible, which were partially offset by a $199,000, or 81.6%, decrease in franchise tax expense.

      The increase in occupancy and equipment expense was due primarily to a $138,000, or 52.5%, increase in depreciation expense, a $77,000, or 34.1%, increase in maintenance contracts and a $44,000, or 38.9%, increase in utilities, property taxes and insurance. The increase in other expenses resulted primarily from a $299,000 increase in amortization of core deposit intangible, a $163,000 increase in professional fees, a $108,000 increase in marketing expenses and a $39,000, or 36.8% increase in ATM expense, coupled with incremental increases in other operating expenses year-to-year. The increase in compensation and benefits resulted primarily from a $535,000, or 15.6%, increase in salaries and wages partially attributable to yearly salary increases, an $82,000, or 32.1%, increase in retirement expense, a $73,000, or 39.7%, increase in group insurance and a $65,000, or 28.4% increase in payroll tax expense. The decrease in franchise tax expense generally reflects a tax savings resulting from the Ripley acquisition.

Federal Income Taxes
--------------------

      The provision for federal income taxes amounted to $1.1 million for the three months ended September 30, 2005, a decrease of $19,000, or 1.6%, from the amount recorded in the comparable 2004 period. The decrease resulted primarily from a $125,000 increase in new markets tax credits pursuant to the Bank's investment in Oak Hill Community Development Corp., which was offset by a $706,000, or 16.2%, increase in earnings before taxes.

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

            At the end of the period covered by this report, the Company's management, with the participation of its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective at September 30, 2005.

            Internal Control Over Financial Reporting.
            ------------------------------------------

            In connection with the preparation of the Company's Annual Report on Form 10-K, as of December 31, 2004, the Company's management assessed the effectiveness of the Company's internal control over financial reporting. In performing that evaluation, management identified two material weaknesses: (i) incomplete documentation on loan approvals and (ii) incomplete documentation on wire transfer approvals. During the three months ended September 30, 2005, the Company improved the effectiveness of controls with respect to documentation on loan approvals and documentation on wire transfer approvals. As a result of such improvements and management's testing thereof, the Company believes that these two material weaknesses have been remediated.

            Changes in Internal Control Over Financial Reporting
            ----------------------------------------------------

            Other than remediation with respect to documentation on loan approvals and documentation on wire transfer approvals, there were no changes in the Company's internal control over financial reporting made during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Oak Hill Financial, Inc.
PART II - OTHER INFORMATION

Item 1:     Legal Proceedings
            -----------------

            Not applicable.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

                                                                          Total Number of        Maximum Number
                                                                          Shares Purchased     of Shares that May
                                                                        As Part of Publicly     Yet Be Purchased
                              Total Number of        Average Price         Announce Plans       Under the Plans
                              Shares Purchased      Paid Per Share          or Programs          or Programs(1)
-----------------------------------------------------------------------------------------------------------------
July 1, 2005 -
July 31, 2005                      30,000               $ 28.85                30,000               155,349
-----------------------------------------------------------------------------------------------------------------
August 1, 2005 -
August 31, 2005                    10,000               $ 30.76                10,000               145,349
-----------------------------------------------------------------------------------------------------------------
September 1, 2005 -
September 30, 2005                 37,894               $ 30.61                37,894               107,455
=================================================================================================================

(1) On May 26, 2005, the Company announced that its Board of Directors had authorized management to repurchase up to 290,000 shares of the Company's common stock through open market or privately negotiated transactions. The authorization does not have an expiration date.

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

Item 6:     Exhibits
            --------

            Exhibits:

            Exhibit Number    Description
            --------------    -----------

            31.1              Certification  of Chief Executive  Officer,  R. E.
                              Coffman,  Jr., dated November 4, 2005, pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002 ("SOX").

            31.2              Certification of Chief Financial  Officer,  Ron J.
                              Copher,   dated  November  4,  2005,  pursuant  to
                              Section 302 of SOX.

            32.1              Certification  of Chief Executive  Officer,  R. E.
                              Coffman, Jr., dated November 4, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of SOX.

            32.2              Certification of Chief Financial  Officer,  Ron J.
                              Copher, dated November 4, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of SOX.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Oak Hill Financial, Inc.


Date: November 4, 2005                  By: /s/ R. E. Coffman, Jr.
                                            ------------------------------------
                                                     R. E. Coffman, Jr.
                                                     President & Chief Executive
                                                     Officer


Date: November 4, 2005                  By: /s/ Ron J. Copher
                                            ------------------------------------
                                                     Ron J. Copher
                                                     Chief Financial Officer