Form 10-Q/A
period 2005-03-31
OAK HILL FINANCIAL INC
filed 2005-12-09
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT No. 2

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

                            Yes |_|           No |X|

      As of December 8, 2005, the latest practicable date, 5,603,654 shares of the Registrant's common stock, without par value, were outstanding.

                            Oak Hill Financial, Inc.

Oak Hill Financial, Inc (the "Company") originally filed its Quarterly Report Form 10-Q for the quarterly period ended March 31, 2005 with the Securities and Exchange Commission ("SEC") on May 10, 2005. The Company filed an Amendment No. 1 to its Quarterly Report on Form 10-Q/A ("Amendment No.1 to Form 10-Q/A") with the SEC on July 12, 2005.

The Amendment No. 2 to Quarterly Report on Form 10-Q/A is being filed to solely reflect some technical corrections to the syntax of the Section 302 certifications filed as exhibits 31.1 and 31.2 to the Amendment No. 1 to Form 10-Q/A.

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
===================================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)


                                                                     For the Three Months Ended
                                                                     --------------------------
                                                                              March 31,
(In thousands, except share data)                                        2005           2004
----------------------------------------------------------------------------------------------

INTEREST INCOME

Loans                                                                 $   14,740    $   13,299
Investment securities                                                        944           825
Interest-bearing deposits and other                                           93            64
----------------------------------------------------------------------------------------------
            Total interest income                                         15,777        14,188
INTEREST EXPENSE

Deposits                                                                   4,710         3,722
Borrowings                                                                 1,381         1,188
----------------------------------------------------------------------------------------------
            Total interest expense                                         6,091         4,910
----------------------------------------------------------------------------------------------
            Net interest income                                            9,686         9,278
Provision for losses on loans                                                750           575

----------------------------------------------------------------------------------------------
            Net interest income after provision for losses on loans        8,936         8,703
OTHER INCOME

Service fees, charges and other operating                                  1,407         1,186
Insurance commissions                                                        671           737
Gain on sale of loans                                                        318           295
Gain on sale of securities                                                   143           134
----------------------------------------------------------------------------------------------
            Total other income                                             2,539         2,352
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits                                         3,582         3,440
Occupancy and equipment                                                    1,002           833
Federal deposit insurance premiums                                            30            26
Franchise taxes                                                               53           244
Other operating                                                            1,911         1,790
Merger-related expenses                                                      317            --
----------------------------------------------------------------------------------------------
            Total general, administrative and other expense                6,895         6,333
----------------------------------------------------------------------------------------------
            Earnings before federal income taxes                           4,580         4,722
FEDERAL INCOME TAXES

Current                                                                    1,351         1,592
Deferred                                                                     (31)          (17)
----------------------------------------------------------------------------------------------
            Total federal income taxes                                     1,320         1,575
----------------------------------------------------------------------------------------------
            NET EARNINGS                                              $    3,260    $    3,147
==============================================================================================
            EARNINGS PER SHARE
                Basic                                                 $      .59    $      .56
==============================================================================================
                Diluted                                               $      .57    $      .55
==============================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                For the Three Months Ended
                                                                                --------------------------
                                                                                         March 31,
(In thousands)                                                                       2005         2004
---------------------------------------------------------------------------------------------------------
Net earnings                                                                     $    3,260    $    3,147
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities designated as available for sale,
       net of taxes (benefits) of $(515) and $164, respectively                        (956)          304
     Reclassification adjustment for realized gains included in net earnings,
       net of taxes of $50 and $47, respectively                                        (93)          (87)
---------------------------------------------------------------------------------------------------------
Comprehensive income                                                             $    2,211    $    3,364
=========================================================================================================
Accumulated comprehensive income (loss)                                          $     (444)   $    1,132
=========================================================================================================

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                             For the Three Months Ended
                                                                             --------------------------
                                                                                     March 31,
(In thousands)                                                                  2005           2004
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings for the period                                             $    3,260    $    3,147
     Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation and amortization                                           418           246
            Gain on sale of securities                                             (143)         (134)
            Amortization of premiums and discounts on investment
                securities - net                                                    219           212
            Amortization of mortgage servicing rights                               106           148
            Proceeds from sale of loans in secondary market                       9,792        10,858
            Loans disbursed for sale in secondary market                         (9,338)      (10,894)
            Gain on sale of loans                                                  (198)         (163)
            Loss on disposition of assets                                            95            --
            Amortization of deferred loan origination costs and fees - net          (42)          (42)
            Loss on sale of other real estate owned                                  16            11
            Federal Home Loan Bank stock dividends                                  (73)          (60)
            Provision for losses on loans                                           750           575
            Tax benefit of stock options exercised                                  142           462
            Bank owned life insurance income                                        (79)           --
            Increase (decrease) in cash due to changes in:
                Prepaid expenses and other assets                                  (371)         (236)
                Accrued interest receivable                                        (566)         (350)
                Accrued interest payable and other liabilities                     (716)       (2,008)
                Federal income taxes
                  Current                                                         1,210         1,100
                  Deferred                                                          (31)          (17)
-----------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                     4,451         2,855
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

       Loan disbursements                                                       (80,265)      (89,982)
       Principal repayments on loans                                             65,032        71,130
       Principal repayments on mortgage-backed securities designated
         as available for sale                                                    4,149         3,751
       Proceeds from sale of investment securities designated
         as available for sale                                                    4,501         3,431
       Proceeds from maturity of investment securities                            1,290         3,000
       Proceeds from disposition of assets                                            8            --
       Proceeds from sale of other real estate owned                                688           158
       Purchase of investment securities designated
         as available-for-sale                                                  (27,305)      (11,802)
       Purchase of Saltsman Insurance Agency                                        (12)           --
       Purchase of other real estate owned                                           --          (169)
       (Increase) decrease in federal funds sold - net                              719           (18)
       Purchase of office premises and equipment                                   (594)         (193)
-----------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                       (31,789)      (20,694)
-----------------------------------------------------------------------------------------------------
                    Net cash used in operating and investing activities
                      (balance carried forward)                                 (27,338)      (17,839)
-----------------------------------------------------------------------------------------------------

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)


                                                                                   For the Three Months Ended
                                                                                   --------------------------
                                                                                            March 31,
(In thousands)                                                                         2005          2004
-----------------------------------------------------------------------------------------------------------

                    Net cash used in operating and investing activities
                      (balance brought forward)                                       (27,338)      (17,839)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

     Proceeds from (repayments of) securities sold under agreement to repurchase       11,241          (779)
     Net increase (decrease) in deposit accounts                                       (3,889)       54,677
     Proceeds from Federal Home Loan Bank advances                                     18,000
     Repayments of Federal Home Loan Bank advances                                       (994)      (34,571)
     Repayments of notes payable                                                       (2,700)          (50)
     Dividends on common shares                                                          (949)         (828)
     Purchase of treasury shares                                                       (4,369)           --
     Proceeds from issuance of shares under stock option plan                             341         1,234
-----------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                          21,050        15,314
-----------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                              (6,288)       (2,525)
Cash and cash equivalents at beginning of period                                       31,009        20,390
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $   24,721    $   17,865
===========================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
       Federal income taxes                                                        $       --    $       --
===========================================================================================================
       Interest on deposits and borrowings                                         $    6,140    $    4,990
===========================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

     Unrealized gains (losses) on securities designated as available for sale,
       net of related tax effects                                                  $   (1,049)   $      217
===========================================================================================================
     Recognition of mortgage servicing rights in accordance with SFAS No. 140      $      120    $      132
===========================================================================================================
     Transfer from loans to real estate acquired through foreclosure               $       33    $      471
===========================================================================================================
     Loans identified as held-for-sale                                             $       --    $      747
===========================================================================================================
     Treasury shares issued for options exercised                                  $       --    $      747
===========================================================================================================

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

      The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at March 31, 2005, by expiration period:

                                                                  One year      Two to        After
(In thousands)                                                     or less    three years  three years     Total
------------------------------------------------------------------------------------------------------------------
Loan commitments                                                 $   24,644   $       --   $       --   $   24,644
Unused lines of credit                                               72,489       16,137       42,498      131,124
Letters of credit                                                     1,057        4,150       10,000       15,207
------------------------------------------------------------------------------------------------------------------
                                                                 $   98,190   $   20,287   $   52,498   $  170,975
==================================================================================================================

      The table below details the amount of contractual obligations outstanding at March 31, 2005, by expiration period:

                                                                  One year      Two to        After
(In thousands)                                                     or less    three years  three years     Total
------------------------------------------------------------------------------------------------------------------
Advances from the Federal Home Loan Bank                         $   60,687   $    7,874   $   54,046   $  122,607
Securities sold under agreement to repurchase                            --           --       10,000       10,000
Guaranteed preferred beneficial interests in the Corporation's
     junior subordinated debentures                                      --           --       18,000       18,000
Lease obligations                                                       710        1,557        2,129        4,396
------------------------------------------------------------------------------------------------------------------
                                                                 $   61,397   $    9,431   $   84,175   $  155,003
==================================================================================================================

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
===================================================================================================================

Oak Hill Financial, Inc.
NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
For the three month periods ended March 31, 2005 and 2004

6. Stock-Based Compensation (continued)
   ------------------------------------

      The following information applies to options outstanding at March 31, 2005:

Range of exercise prices                                      Number outstanding
--------------------------------------------------------------------------------
      $  6.67 - $10.01                                                   16,900
      $10.02 - $15.03                                                    44,413
      $15.04 - $22.56                                                   309,798
      $22.57 - $33.86                                                    60,400
      $33.87 - $37.72                                                   125,450
--------------------------------------------------------------------------------
            Total                                                       556,961
================================================================================

Weighted-average exercise price                                          $22.30
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

      Loans receivable, including loans held for sale, totaled $926.6 million at March 31, 2005, an increase of $14.0 million, or 1.5%, over the comparable totals at December 31, 2004. Loan disbursements totaled $89.6 million during the three-month period ended March 31, 2005, which were partially offset by loan sales of $9.6 million and principal repayments of $65.0 million. Loan disbursements and sales volume decreased by $11.3 million and $1.1 million, respectively, as compared to the same period in 2004. Loan originations and sales volume declined primarily due to the decrease in origination and sales of residential real estate loans in the secondary market. Growth in the loan portfolio during the three months ended March 31, 2005 was comprised of an $17.1 million, or 2.5%, increase in commercial and residential real estate loans, which was partially offset by a $1.8 million, or 1.1%, decrease in consumer and other loans, a $948,000, or 1.4%, decrease in installment loans, and a $152,000, or 7.5%, decrease in credit card loans. The Company's allowance for loan losses totaled $12.1 million at March 31, 2005, an increase of $215,000, or 1.8%, over the total at

Oak Hill Financial, Inc.
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS F or the three month periods ended March 31, 2005 and 2004

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


Item 6:           Exhibits
                  --------
                  Exhibits:

                  Exhibit Number         Description
                  --------------         -----------

                  31.1              Certification of Chief Executive Officer, R.
                                    E.  Coffman,  Jr.,  dated  December 9, 2005,
                                    pursuant    to    Section    302    of   the
                                    Sarbanes-Oxley Act of 2002 ("SOX").

                  31.2 Certification of Chief Financial Officer, Ron J. Copher, dated December 9, 2005, pursuant to Section 302 of SOX.

                  32.1              Certification by Chief Executive Officer, R.
                                    E. Coffman, Jr., dated December 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX. -

                  32.2 Certification by Chief Financial Officer, Ron J. Copher, dated December 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. -

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Oak Hill Financial, Inc.



Date: December 9, 2005                  By:  /s/ R.  E.  Coffman, Jr,
                                             -----------------------------------
                                             R. E. Coffman, Jr.
                                             President & Chief Executive Officer




Date: December 9, 2005                  By:  /s/ Ron J. Copher
                                             -----------------------------------
                                             Ron J. Copher
                                             Chief Financial Officer