Form 10-K
period 2005-12-31
OAK HILL FINANCIAL INC
filed 2006-03-16
CIK 949953

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

                   For the Fiscal Year Ended December 31, 2005

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

                Securities pursuant to Section 12(g) of the Act:
                         Common stock without par value

         Check if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes [_] No [X]

         Check if the  Registrant  is not required to file  reports  pursuant to
Section 13 or 15(d) of the Act. Yes [_] No [X]

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         Check  whether  the  Registrant  is  a  large  accelerated   filer,  an
accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]

         Check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005 was $121.7 million. For purposes of this calculation, executive officers and directors of the Registrant are considered affiliates.

         There  were  5,562,904   shares  of  the   Registrant's   common  stock
outstanding on March 10, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2005 are incorporated by reference into Parts II and IV.

         Portion's of the 2006 Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2006 are incorporated by reference into Part III.


                                               OAK HILL FINANCIAL, INC.
                                             2005 FORM 10-K ANNUAL REPORT

                                                  TABLE OF CONTENTS

PART I:                                                                                                          Page
Item 1.       Business                                                                                             3
Item 1A.      Business Risks                                                                                      17
Item 1B.      Unresolved Staff Comments                                                                           18
Item 2.       Properties                                                                                          18
Item 3.       Legal Proceedings                                                                                   19
Item 4.       Submission of Matters to a Vote of Security Holders                                                 19


PART II:

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                               20
Item 6.       Selected Financial Data                                                                             21
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations               23
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                          32
Item 8.       Financial Statements and Supplementary Data                                                         32
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                32
Item 9A.      Controls and Procedures                                                                             32
Item 9B.      Other Information                                                                                   34


PART III:

Item 10.      Directors and Executive Officers of the Registrant                                                  34
Item 11.      Executive Compensation                                                                              34
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters      34
Item 13.      Certain Relationships and Related Transactions                                                      34
Item 14.      Principal Accountant Fees and Services                                                              34


PART IV:

Item 15:      Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     34


Signatures                                                                                                        37


PART I

Item 1.  Business

Oak Hill Financial, Inc.
------------------------

         Oak Hill Financial, Inc., an Ohio corporation (the "Company") formed in 1981, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to regulation by the Federal Reserve Board. The Company engages indirectly in the business of commercial banking and other permissible activities closely related to banking and consumer finance lending through six wholly owned subsidiaries, Oak Hill Banks ("Oak Hill"), Oak Hill Financial Insurance Agency, Inc. ("OHFI") and Oak Hill Capital Trusts 1, 2, 3 and 4 (the "Trusts"). The Company also owns forty-nine percent of Oak Hill Title Agency ("Oak Hill Title") which provides title services for commercial and residential real estate transactions. The Company provides management and similar services for its subsidiaries. Since it does not conduct any operating businesses itself, the Company must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information, see Note A of the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Stockholders, which is incorporated by reference in response to this item.

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

         The Company's  internet site  www.oakf.com  contains a hyperlink to the
                                       ------------
Securities and Exchange Commission's ("SEC") website, where the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments, if any, to these reports filed pursuant to Sections 13a or 15d of the Securities Exchange Act of 1934 can be obtained free of charge on EDGAR as soon as reasonably practicable after the Company has filed the report with the SEC.

Lending Activities
------------------

         General. The Company generally makes loans in southern and central Ohio where its branches are located. The Company's principal lending activities are the origination of (i) conventional one-to-four family residential loans, and
(ii) commercial loans, most of which are secured by real estate located in the Company's primary market area. These loan categories accounted for approximately 91% of the Company's net loan portfolio at December 31, 2005. The Company also makes consumer loans, including installment loans, home equity lines of credit and second mortgages, and offers credit cards.

         Loan Portfolio Composition and Activity. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages for each of the last five years, along with a reconciliation to loans receivable, net of the allowance for loan losses.

---------------------------------------------------------------------------------------------------------------------------------
                                                                         At December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                      2005                2004                2003               2002                2001
---------------------------------------------------------------------------------------------------------------------------------
                                Amount    Percent   Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
---------------------------------------------------------------------------------------------------------------------------------
Type of loan:

   Real estate mortgage(1)    $  320,674   31.6%  $  270,092   29.6%  $  235,180   29.0%  $  245,794   35.0%  $  373,323   57.8%
   Commercial and other          599,105   59.0      584,201   64.0      513,848   63.3      391,586   55.8      216,611   33.5
   Installment                   106,774   10.5       68,072    7.5       71,100    8.8       72,012   10.3       62,829    9.7
   Credit card                     2,183    0.2        2,020    0.2        1,729    0.2        1,694    0.2        1,663    0.3
---------------------------------------------------------------------------------------------------------------------------------

Gross loans                    1,028,736  101.3      924,385  101.3      821,857  101.3      711,086  101.3      654,426  101.3

Less:
   Allowance for
      loan losses                (13,653)  (1.3)     (11,847)  (1.3)     (10,836)  (1.3)      (9,142)  (1.3)      (8,345)  (1.3)
---------------------------------------------------------------------------------------------------------------------------------
Total loans receivable, net   $1,015,083  100.0%  $  912,538  100.0%  $  811,021  100.0%  $  701,944  100.0%  $  646,081  100.0%
---------------------------------------------------------------------------------------------------------------------------------

(1) Primarily residential real estate.

         The following is maturity information with respect to commercial and other loans at December 31, 2005.

-----------------------------------------------------------------------------------------------------------------------------------

                                  After one year                  After five years
 Less than one year              through five years                through ten years                 After ten years
-----------------------------------------------------------------------------------------------------------------------------------
            Weighted                         Weighted                         Weighted                         Weighted
             Average                          Average                          Average                          Average
 Amount       Yield            Amount          Yield            Amount          Yield            Amount          Yield       Total
-----------------------------------------------------------------------------------------------------------------------------------
 $138,486      7.10%           $96,684          6.84%          $114,993          6.46%          $248,942          6.91%     $599,105
-----------------------------------------------------------------------------------------------------------------------------------

         As of December 31, 2005, there were $200.3 million fixed-rate and $260.3 million variable-rate commercial loans maturing in more than one year.

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

         The aggregate amount of the Company's one-to four-family residential real estate loans totaled approximately $320.7 million at December 31, 2005, and represented 31.6% of net loans at such date. At such date, loans secured by residential real estate with outstanding balances of approximately $6.8 million, or 2.1%, of its total one-to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing.

         Commercial Loans. The Company is also active in commercial lending, primarily to smaller businesses in the Company's primary market area. These loans are typically secured by commercial real estate and priced in relation to the prime rate or the oneyear, three year or five year U.S. Treasury Index. Such loans generally have terms of up to 25 years and loan-to-value ratios of up to 80%. The Company also makes commercial loans secured by collateral other than real estate and unsecured commercial loans. Other secured and unsecured commercial loans are also typically priced at spreads to prime or the one year, three year or five year U.S. Treasury Index and have maturities of up to five years.

         Loan officers review the borrower's financial statements, appraisals of the collateral, and other related documents before recommending funding of a commercial loan. The loan officer and the approving officer or committee then determines that there is sufficient income to cover this and other loan payments that the collateral is of adequate liquidation value that the applicant has a good payment history and is capable of performing the requirements of the loan. Other reviews and analysis are done as appropriate, depending upon the complexity of the credit request.

         Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. The primary risks associated with commercial loans are the quality of the borrower's management and the impact of national and regional economic factors. The Company mitigates these risks by maintaining a close working relationship with its borrowers, by obtaining personal guarantees of its loans and by diversification within its loan portfolio.

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

         The aggregate amount of the Company's commercial loans without real estate as primary or secondary collateral totaled approximately $164.5 million at December 31, 2005, and represented 27.5% of commercial loans at that date. At such date, commercial loans without real estate as primary or secondary collateral that were more than 90 days delinquent or nonaccruing totaled approximately $4.9 million, or 3.0% of such loans. The aggregate amount of the Company's commercial loans with real estate as primary or secondary collateral was approximately $434.6 million at December 31, 2005, and at such date, approximately $5.4 million in outstanding balances, or 1.2% of such loans, were more than 90 days delinquent or nonaccruing.

         Consumer Loans. The Company offers several consumer loan products, including installment loans, home equity lines of credit and credit cards.

         The Company has developed working relationships with several car dealerships in its market areas, and is able to obtain financing of new and used cars through these relationships. The Company generally finances cars that are less than seven years old. These loans generally have fixed rates and maturities of 36 to 72 months.

         To a lesser degree, the Company makes small unsecured loans to creditworthy individuals. These loans are typically between $2,000 and $5,000, at fixed rates, with maturities of less than five years. The Company also offers a home equity loan product and a credit card product to its customers. Both products are underwritten using the same standards as any of the Company's other consumer loan products.

         Loan officers underwrite installment loan and other consumer loan requests in such a manner to assure compliance with the various regulations and the Company's underwriting standards. The payment history of applicants is very important on these smaller loans, and is checked through in-house records as well as credit bureaus. Normally, collateral, such as an automobile, is taken as security and the value is checked using the N.A.D.A. book or another valuation service. Income must be adequate to cover all monthly payments including the proposed loan.

         At December 31, 2005, the Company had approximately $109.0 million in its consumer loan and credit card portfolio, which was 10.7% of the Company's total net loans. Approximately $568,000 of these loans were over 90 days delinquent or nonaccruing on that date, which represented 0.5% of the consumer loan portfolio.

         Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors and other borrowers, solicitations by the Company's lending staff, and walk-in customers.

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

         Branch managers may have the authority to approve loans up to $100,000 that meet the underwriting criteria set by management, and regional managers have authority for amounts up to $500,000. Any loan greater than $500,000 must be approved by senior management.

         Income from Lending Activities. The Company earns interest and fee income from its lending activities. The Company earns fees for originating loans and for making commitments to originate loans and loan participations. Certain fees, net of origination costs, are deferred and amortized over the life of the loan. The Company also receives fees related to existing loans, such as late charges. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note A-4 to the Consolidated Financial Statements contains a discussion of the manner in which origination fees are recognized for financial reporting purposes. In addition, the Company conducts mortgage banking activities whereby the Company sells certain fixed-rate residential loans in the secondary market to the FHLMC and FNMA, recognizing gains upon the sale comprised of a cash component as well as mortgage servicing rights.

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

         When an advanced stage of delinquency is reached (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been reached, Oak Hill will contact an attorney and request that the required 30-day prior notice of foreclosure or repossession proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. Historically, this procedure has aided in achieving a low level of nonperforming loans. At December 31, 2005, $17.7 million or 1.7% of the Company's total loan portfolio was over 90 days delinquent or nonaccruing. As of December 31, 2005, the Company's level of nonperforming assets to total assets was 1.45%.

         If a credit card account becomes 10 days delinquent, a notice is sent to the account holder demanding that the payment be made to bring the account current. Another notice is sent to the cardholder if the account becomes 20 days delinquent. If payment is not received within 30 days, authorization requests are denied, a message about the delinquency appears on the cardholder's account statement, and a follow-up telephone call is made. These telephone collection efforts and account statement messages continue until the account is deemed uncollectible. Legal action is considered during this time. As of December 31, 2005, approximately $12,000 in outstanding balances, or 0.6% of credit card loans were nonperforming.

         At December 31, 2005, the Company had $376,000 in real estate or other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such real estate is classified as "other real estate owned" until it is sold and is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling expenses. Any subsequent write-down is charged to expense. Generally, unless the property is a one-to-four family residential dwelling and well-collateralized, interest accrual ceases in 90 days, but no later than the date of acquisition. From that date, all costs incurred in maintaining the property are expensed. "Other real estate owned" is appraised during the foreclosure process, prior to the time of acquisition, and losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

         At December 31, 2005 and 2004, the Company had $13.1 million and $3.8 million of impaired loans as defined under SFAS No. 114. The Company maintained an allowance for credit losses related to such impaired loans of $1.6 million and $1.3 million at December 31, 2005 and 2004, respectively.

         The following is a summary of the Company's loan loss experience and selected ratios for the periods presented.

----------------------------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
----------------------------------------------------------------------------------------------------------------
                                                  2005         2004          2003          2002         2001
----------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Allowance for loan losses                     $   11,847    $   10,836    $    9,142    $    8,345    $    7,197
   beginning of period)

Loans charged-off:
   Real estate mortgage                              587           226           129           215           172
   Multi-family and commercial real estate         3,147         1,214           226         1,064            50
Commercial and other                               2,449           334           442           148           239
   Installment                                     1,564         1,771         1,355         1,136         1,365
----------------------------------------------------------------------------------------------------------------

Total loans charged-off                            7,747         3,545         2,152         2,563         1,826

Recoveries of previously charged-off loans:
   Real estate mortgage                              160            35            27            14            20
   Multi-family and commercial real estate           787           604            62           118            28
   Commercial and other                            1,043            99            14           103             8
   Installment                                       765           553           396           368           327
----------------------------------------------------------------------------------------------------------------
Total recoveries                                   2,755         1,291           499           603           383
----------------------------------------------------------------------------------------------------------------

Net loans charged-off                              4,992         2,254         1,653         1,960         1,443
Provision for losses on loans                      6,341         3,136         3,347         2,757         2,591
Allowance of acquired institution                    457           129            --            --            --
----------------------------------------------------------------------------------------------------------------

Allowance for loan losses
   (end of period)                            $   13,653    $   11,847    $   10,836    $    9,142    $    8,345
----------------------------------------------------------------------------------------------------------------

Loans outstanding:
   Average, net                               $  993,976    $  869,849    $  754,519    $  690,545    $  623,486
   End of period                              $1,028,736    $  924,385    $  821,857    $  711,086    $  654,426
Ratio of allowance for loan losses to
   loans outstanding at end of period               1.33%         1.28%         1.32%         1.29%         1.28%
Ratio of net charge-offs to average
   loans outstanding                                0.50%         0.26%         0.22%         0.28%         0.23%
----------------------------------------------------------------------------------------------------------------

         At December 31, 2005, 2004 and 2003, the Company had nonperforming loans totaling $17.7 million, $6.3 million, and $8.1 million, respectively. Interest income that would have been recognized if such loans had performed in accordance with contractual terms totaled approximately $1.1 million, $406,000, and $508,000, for the years ended December 31, 2005, 2004 and 2003, respectively. There was no interest income recognized on such loans during any of the periods.

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

         Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2005, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the southern and central Ohio economy and employment levels could result in the Company experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

         The following table summarizes nonperforming assets by category.

----------------------------------------------------------------------------------------------------------
                                                             Year Ended December 31,
----------------------------------------------------------------------------------------------------------
                                          2005          2004          2003          2002         2001
----------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

Real estate mortgage:
   Nonaccrual                          $    6,096    $    3,144    $    2,235    $    1,105    $      386
   Past due 90 days or more(1)                730           121            98           515            40
Commercial and other:
   Nonaccrual                              10,141         1,858         4,153         4,345         2,813
   Past due 90 days or more(1)                127           606            21           435           993
Installment:
   Nonaccrual                                 459           538         1,213           579           492
   Past due 90 days or more(1)                122            64           399           317           492
----------------------------------------------------------------------------------------------------------

   Total nonperforming loans               17,675         6,331         8,119         7,296         5,216

Other real estate owned                       376         1,614           585            --         1,587
----------------------------------------------------------------------------------------------------------

   Total nonperforming assets          $   18,051    $    7,945    $    8,704    $    7,296    $    6,803
----------------------------------------------------------------------------------------------------------

Loans outstanding                      $1,028,736    $  924,385    $  821,857    $  711,086    $  654,426
Allowance for loan losses to
   total loans                               1.33%         1.28%         1.32%         1.29%         1.28%
Nonperforming loans to total loans           1.72          0.69          0.99          1.03          0.80
Nonperforming assets to total assets         1.45          0.73          0.93          0.88          0.87
Allowance for loan losses to
   nonperforming loans                       77.3%        187.1%        133.5%        125.3%        160.0%
----------------------------------------------------------------------------------------------------------

(1) Represents accruing loans 90 days or more delinquent that are considered by management to be well secured and in the process of collection.

         As of December 31, 2005, loans where borrowers were experiencing potential credit problems that raised doubts as to the ability of those borrowers to comply with the present loan repayment terms were included in the nonaccrual, past due 90 days or more or restructured categories.

         Allocation of Allowance for Losses on Loans. The table below presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.

                                                                       December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                 2005                 2004                 2003                 2002                 2001
---------------------------------------------------------------------------------------------------------------------------------
                                     Percent              Percent               Percent              Percent              Percent
                                    of loans             of loans              of loans             of loans             of loans
                                     in each              in each               in each              in each              in each
                                    category             category              category             category             category
                                    to total             to total              to total             to total             to total
                           Amount   loans(1)    Amount   loans(1)    Amount    loans(1)   Amount    loans(1)   Amount    loans(1)
---------------------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Balance at end of period
    applicable to:
Real estate mortgage       $   443      31.2%   $   492      29.2%   $   526      28.6%   $   363      34.6%   $ 2,849      57.0%
Commercial and other        11,820      58.2     10,368      63.2      8,793      62.5      5,990      55.1      1,715      33.1
Installment                  1,322      10.4        925       7.4      1,440       8.7        936      10.1      2,164       9.6
Credit card                     68       0.2         62       0.2         77       0.2         51       0.2         60       0.3
Unallocated                     --        --         --        --         --        --      1,802        --      1,557        --
---------------------------------------------------------------------------------------------------------------------------------
Total                      $13,653     100.0%   $11,847     100.0%   $10,836     100.0%   $ 9,142     100.0%   $ 8,345     100.0%
---------------------------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------
                                                             At December 31,
-----------------------------------------------------------------------------------
                                                      2005         2004       2003
-----------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Held to maturity:
   Trust preferred securities                        $  3,619   $  3,640   $  3,659

Available for sale:
   U.S. Government and agency obligations              72,605     61,408     58,490
   Obligations of state and political subdivisions     58,340     26,769     17,211
   Other securities                                       248        206        185
-----------------------------------------------------------------------------------
     Total investment securities
          available for sale                          131,193     88,383     75,886
-----------------------------------------------------------------------------------
     Total investment securities                     $134,812   $ 92,023   $ 79,545
-----------------------------------------------------------------------------------

         The following table reflects the maturities of the Company's investment securities at December 31, 2005.

------------------------------------------------------------------------------------------------------------------------------------
                                       Due in          Due after one year    Due after five years
                                  one year or less     through five years      through ten years    Due after ten years
------------------------------------------------------------------------------------------------------------------------------------
                                  Amount      Rate      Amount       Rate      Amount       Rate      Amount       Rate       Total
------------------------------------------------------------------------------------------------------------------------------------
Held to maturity:
   Trust preferred securities   $     --         --    $     --         --    $     --         --    $  3,619       8.45%   $  3,619

Available for sale:
   U.S. Government and
     agency obligations               --         --      12,890       3.89%     11,649       4.27%     48,066       5.44%     72,605
   Obligations of state and
     political subdivisions          371       3.52%      1,806       4.42%     11,713       4.02%     44,450       4.76%     58,340
   Other securities                   --         --          --         --          --         --         248         --         248
------------------------------------------------------------------------------------------------------------------------------------
Total available for sale
     securities                      371       3.52%     14,696       3.96%     23,362       4.14%     92,764       5.10%    131,193
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities          371       3.52%   $ 14,696       3.96%   $ 23,362       4.14%   $ 96,383       5.22%   $134,812
------------------------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------
                                                         At December 31,
---------------------------------------------------------------------------------------------------
                                         2005                   2004                   2003
---------------------------------------------------------------------------------------------------
                                 Amount       Percent    Amount     Percent     Amount      Percent
---------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)

Demand deposits                 $ 97,575       10.0%   $ 88,712       10.3%   $ 66,712        9.3%
Savings accounts                  64,128        6.6      58,978        6.8      48,224        6.7
NOW accounts                      79,329        8.1      65,395        7.6      62,033        8.6
Money market deposits              8,191        0.8       9,249        1.1       7,644        1.1
Premium investment               131,014       13.4      53,093        6.1      35,474        4.9
Select investment                 19,856        2.0      27,197        3.2      33,426        4.7

---------------------------------------------------------------------------------------------------
   Total transaction accounts    400,093       40.9     302,624       35.1     253,513       35.3

Certificates of deposit:
   1.00 - 2.99%                   93,754        9.6     344,757       40.0     286,245       39.9
   3.00 - 4.99%                  475,987       48.6     203,406       23.6     162,541       22.6
   5.00 - 6.99%                    8,506        0.9      10,909        1.3      15,447        2.2
   7.00 - 10.00%                      56         --         400         --          75         --

---------------------------------------------------------------------------------------------------
   Total certificates of
         deposit                 578,303       59.1     559,472       64.9     464,308       64.7

---------------------------------------------------------------------------------------------------
Total deposits                  $978,396      100.0%   $862,096      100.0%   $717,821      100.0%

---------------------------------------------------------------------------------------------------

         The following table presents various interest rate categories and certain information concerning maturities of the Company's certificates of deposit at December 31, 2005.

--------------------------------------------------------------------------------
                                                 One to     Over
                                     Within      three      three
Certificate of deposit accounts     one year     years      years      Total
--------------------------------------------------------------------------------
                                                (In thousands)

3.00% and less                      $ 95,629   $ 66,186   $    112   $161,927
3.01 to 4.00%                        126,919    120,390      6,620    253,929
4.01 to 5.00%                         72,340     71,267     12,203    155,810
5.01 to 6.00%                          2,789        395      2,653      5,837
6.01 to 7.00%                            717         27        744
7.01 to 10.00%                            26         17         13         56

--------------------------------------------------------------------------------
   Total                            $298,420   $258,282   $ 21,601   $578,303
--------------------------------------------------------------------------------

         The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater, by time remaining until maturity, as of December 31, 2005.

                ------------------------------------------------
                Maturity period                        Amount
                ------------------------------------------------
                                                   (In thousands)

                Three months or less                  $ 29,064
                Over three months through six months    26,343
                Over six through twelve months          48,104
                Over twelve months                      92,306
                ------------------------------------------------
                         Total                        $195,817
                ------------------------------------------------

         Borrowings. In addition to deposits and repayment of loan principal, the Company obtains funds necessary for its lending activities and other general business purposes through loans (advances) from the Federal Home Loan Bank ("FHLB") of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and the total of outstanding advances. The Company typically utilizes FHLB advances to fund loans and to meet short-term liquidity needs. As of December 31, 2005, Oak Hill had outstanding FHLB advances totaling $123.1 million. See Note F to the consolidated financial statements for additional information regarding FHLB advances. The Company also has arrangements to borrow funds from commercial banks.

         In 2000, a Delaware trust owned by the Company, Oak Hill Capital Trust 1 ("Trust 1"), issued $5.0 million of mandatorily redeemable debt securities. The amount of the debt securities issued by the Trust, while not consolidated herein pursuant to the provisions of Financial Interpretation No. 46R ("FIN 46R"), are included in the Company's regulatory capital, specifically as a component of Tier 1 capital. The subordinated debentures are the sole assets of the Trust, and the Company owns all of the common securities of the Trust. Interest payments on the debt securities are made semi-annually at an annual fixed interest rate of 10.875% and are reported as a component of interest expense on borrowings.

         During 2004, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 2 ("Trust 2"), issued $5.0 million of mandatorily redeemable debt securities. The amount of the debt securities issued by Trust 2, while not consolidated herein, are included in the Company's regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures and common securities were used by Trust 2 to purchase from the Company $5.0 million of subordinated debentures maturing on October 18, 2034. The subordinated debentures are the sole asset of Trust 2, and the Company owns all of the common securities of Trust 2. Interest payments on the debt securities are to be made quarterly at an annual fixed rate of interest of 6.24% through October 18, 2009 and at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 2.40% thereafter. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were contributed to the capital of Oak Hill during 2004.

          Also during 2004, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 3 ("Trust 3"), issued $8.0 million of mandatorily redeemable debt securities. The amount of the debt securities issued by Trust 3, while not consolidated herein, are included in the Company's regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures and common securities were used by Trust 3 to purchase from the Company $8.0 million of subordinated debentures maturing on October 18, 2034. The subordinated debentures are the sole asset of Trust 3, and the Company owns all of the common securities of Trust 3. Interest payments on the debt securities are to be made quarterly at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 2.30%. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were used for merger activity and general corporate activity.

         During 2005, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 4 ("Trust 4"), issued $5.0 million of mandatorily redeemable debt securities. The amount of the debt securities issued by Trust 4, while not consolidated herein, are included in the Company's regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures were used by Trust 4 to purchase from the Company $5.0 million of subordinated debentures maturing on June 30, 2035. Interest payments on the debt securities are to be made quarterly at an annual fixed rate of interest of 5.96% through June 30, 2015 and at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 1.60% thereafter. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were contributed to the capital of Oak Hill during the current year. At December 31, 2005, the Company's subordinated debentures issued to statutory business trusts and includable as Tier 1 capital totaled $23.0 million.

         The following table sets forth the maximum amount of the Company's FHLB advances and other borrowings outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances and other borrowings for such periods:

--------------------------------------------------------------------------------
                                               Year Ended December 31,
--------------------------------------------------------------------------------
                                      2005             2004            2003
--------------------------------------------------------------------------------
                                              (Dollars in thousands)

Maximum amount outstanding:

  FHLB advances                      $123,119         $119,520        $134,030
  Junior subordinated debentures       23,000           18,000           5,000
  Other borrowings                     20,538            9,277           8,346

--------------------------------------------------------------------------------
    Total                            $166,657         $146,797        $147,376

--------------------------------------------------------------------------------
Average amount of FHLB advances
  and other borrowings outstanding   $144,445         $124,514        $117,328

--------------------------------------------------------------------------------
Weighted-average interest rate of
  total borrowings                       4.75%            4.28%           3.63%

--------------------------------------------------------------------------------

         The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

--------------------------------------------------------------------------------
                                               Year Ended December 31,
--------------------------------------------------------------------------------
                                       2005              2004             2003
--------------------------------------------------------------------------------
                                                  (In thousands)

FHLB advances                        $123,119          $105,601         $122,887
Junior subordinated debentures         23,000            18,000            5,000
Other borrowings                       18,263             8,059            7,465

--------------------------------------------------------------------------------
    Total borrowings                 $164,382          $131,660         $135,352
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

         The following tables contain information regarding the amounts of various categories of assets and liabilities contractually repricing within the periods indicated without consideration of loan prepayment assumptions or deposit decay assumptions:

-----------------------------------------------------------------------------------------------------------------------------
December 31, 2005                                                       Year Ending December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                             2006          2007           2008           2009       2010 and after    Total
-----------------------------------------------------------------------------------------------------------------------------
Interest-rate sensitive assets:
   Federal funds sold                    $    1,614     $       --     $       --     $       --     $       --    $    1,614
   Interest-bearing deposits                  1,008            361                                                      1,369
   Investment securities                     19,300         22,146         20,491         13,877         58,998       134,812
   Loans receivable(1)                      428,419        147,638        162,992         86,872        189,162     1,015,083
   Other interest-earning assets                187             --             --             --         20,574        20,761
Total                                       450,528        170,145        183,483        100,749        268,734     1,173,639

-----------------------------------------------------------------------------------------------------------------------------
Interest-rate sensitive liabilities:
   Deposits                                 682,839        126,451         49,696         12,926          8,909       880,821
   Borrowings                                91,796         17,745          1,061          6,043         47,737       164,382

-----------------------------------------------------------------------------------------------------------------------------
     Total                                  774,635        144,196         50,757         18,969         56,646     1,045,203

-----------------------------------------------------------------------------------------------------------------------------
Excess (deficiency) of interest-rate
   sensitive assets over interest-rate
   sensitive liabilities                 $ (324,107)    $   25,949     $  132,726     $   81,780     $  212,088    $  128,436

-----------------------------------------------------------------------------------------------------------------------------
Cumulative excess (deficiency) of
   interest-rate sensitive assets
   over interest-rate sensitive
   liabilities                           $ (324,107)    $ (298,158)    $ (165,432)    $  (83,652)    $  128,436    $  128,436

-----------------------------------------------------------------------------------------------------------------------------
Cumulative interest-rate sensitivity
   gap to total assets                       (26.12)%       (24.02)%       (13.33)%        (6.74)%        10.35%        10.35%

-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
December 31, 2004                                                         Year Ending December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                            2005            2006           2007          2008       2009 and after   Total
-----------------------------------------------------------------------------------------------------------------------------
Interest-rate sensitive assets:
   Federal funds sold                    $      988     $       --     $       --     $       --            --    $      988
   Interest-bearing deposits                  1,374            343          1,717
   Investment securities                     21,358         13,990         15,633         11,692        29,350        92,023
   Loans receivable(1)                      420,620        127,625        139,581         95,184       129,528       912,538
   Other interest-earning assets                187             --             --             --        16,708        16,895

-----------------------------------------------------------------------------------------------------------------------------
Total                                       444,527        141,615        155,557        106,876       175,586     1,024,161

Interest-rate sensitive liabilities:
   Deposits                                 576,654        105,643         30,290         46,896        13,901       773,384
   Borrowings                                63,531          6,544          6,745          1,061        53,779       131,660

-----------------------------------------------------------------------------------------------------------------------------
     Total                                  640,185        112,187         37,035         47,957        67,680       905,044

Excess (deficiency) of interest-rate
   sensitive assets over interest-rate
   sensitive liabilities                 $ (195,658)    $   29,428     $  118,522     $   58,919    $  107,906    $  119,117

-----------------------------------------------------------------------------------------------------------------------------
Cumulative excess (deficiency) of
   interest-rate sensitive assets
   over interest-rate sensitive
   liabilities                           $ (195,658)    $ (166,230)    $  (47,708)    $   11,211    $  119,117    $  119,117

-----------------------------------------------------------------------------------------------------------------------------
Cumulative interest-rate sensitivity
   gap to total assets                       (18.07)%       (15.35)%        (4.41)%         1.04%        10.98%        10.98%

-----------------------------------------------------------------------------------------------------------------------------

(1) Includes loans held for sale.

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

         The following table reflects, as of December 31, 2005, projected changes in the Company's twelve-month net interest income as a percentage of net interest income assuming parallel and proportional interest rate shocks.

--------------------------------------------------------------------------------
                               Rate Shock Analysis
--------------------------------------------------------------------------------
                             ALCO Limit           Parallel         Proportional
    Twelve-Month            Twelve-Month          Interest           Interest
 Net Interest Income        Net Interest            Rate               Rate
       Changes             Income Changes           Shock              shock
--------------------------------------------------------------------------------

  +300 basis points             -30%              -15.997%             7.489%
  +200 basis points             -20%              -10.145%             5.493%
  +100 basis points             -15%               -4.637%             3.147%
  -100 basis points             -15%                2.289%            -4.195%
  -200 basis points             -20%                1.445%            -9.502%
  -300 basis points             -30%                1.559%           -14.006%

--------------------------------------------------------------------------------

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

Personnel
---------

         At December 31, 2005, the Company and its subsidiaries employed 401 persons on a full-time basis and 21 persons on a part-time basis.

Executive Offices
-----------------

         The Company's executive office is located at 14621 State Route 93, Jackson, Ohio 45640 and its telephone number is (740) 286-3283.

Subsidiaries
------------

         The Company owns all of the outstanding stock of Oak Hill Banks, an Ohio state-chartered bank, which was founded in 1902. The Company owns all of the outstanding stock of Oak Hill Capital Trust 1, a Delaware statutory trust that was formed in 2000. The Company owns all of the outstanding stock of Oak Hill Capital Trust 2 and Oak Hill Capital Trust 3, Delaware statutory trusts that were formed in 2004. The Company owns all of the outstanding stock of Oak Hill Capital Trust 4, a Delaware statutory trust that was formed in 2005. The Company owns all of the outstanding stock of Oak Hill Financial Insurance Agency, Inc., which conducts business as Oak Hill Financial Insurance, a group health insurance and employee benefits agency acquired in August 2001. In addition, the Company has a 49% ownership interest in Oak Hill Title Agency, LLC, a limited liability company that was formed in 2001 and commenced operations in January 2002 to provide title services for commercial and residential real estate transactions.

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

Item 1A. Business Risks

         Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company's filings with the SEC. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate, and in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company encounters a number of risks in the conduct of its business. A discussion of such risks follows.

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

         Control by Management; Anti-Takeover Provisions. Evan E. Davis, John D. Kidd and D. Bruce Knox beneficially own in the aggregate approximately 21.6% of the outstanding shares of Common Stock of the Company at December 31, 2005. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company's Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company. For example, the Company's Articles of Incorporation do not exempt the Company from the provisions of Ohio's "control share acquisition" and "merger moratorium" statutes. Assuming that the principal stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Ohio requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company's articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire ownership or control of the Company, and the principal stockholders would be able to defeat any acquisition proposal that requires approval of the Company's stockholders, if the principal stockholders chose to do so. In addition, the principal stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company. The Company has 3,000,000 shares of authorized but unissued preferred stock, par value $ .01 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company. In December 1997, the Board of Directors of the Company approved and adopted a stockholder rights plan that contemplates the issuance of rights to purchase preferred stock of the Company to the Company's common stockholders of record as of February 17, 1998, as set forth in the Rights Agreement entered into between the Company and Fifth Third Bank on January 23, 1998. On December 26, 2000, the Company amended the Rights Agreement to appoint Registrar and Transfer Company as successor Rights Agent under the Rights Agreement due to the resignation of Fifth Third Bank as Rights Agent. The Board of Directors of the Company approved the appointment of Registrar and Transfer Company pursuant to a resolution dated November 14, 2000. John D. Kidd and Evan E. Davis also have entered into a Buy-Sell Agreement dated April 11, 2001 (the "Agreement"), whereby in the event of either one's death, the survivor shall have the right to purchase some or all of the shares of the Company held by the deceased's estate. In connection with the Agreement, Mr. Kidd and Mr. Davis each have executed a Limited Power of Attorney giving the other sole right, power and authority to vote all of the shares of the Company that he holds in the event of his incapacity.

         Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price. The Common Stock is traded on the Nasdaq National Market under the symbol "OAKF." During the 12 months ending March 10, 2006, the average weekly trading volume in the Common Stock has been approximately 77,000 shares per week. There can be no assurance given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company's current shareholders. The principal shareholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act. The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

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

Item 1B. Unresolved Staff Comments.

         Oak Hill Financial, Inc. does not have any unresolved comments with the Securities and Exchange Commission.

Item 2.  Properties.

         As of December 31, 2005, the registrant and its subsidiaries operate from 34 full-service banking offices and 3 loan production offices in Ohio. In addition, the Company operates two executive offices in Jackson, Ohio and an operations center in Mason, Ohio. The offices are located in the following counties:

--------------------------------------------------------------------------------
                                       Subsidiaries
--------------------------------------------------------------------------------
                  Oak Hill      Oak Hill    Oak Hill Financial     Oak Hill
County         Financial, Inc.    Banks          Insurance     Title Agency, LLC
--------------------------------------------------------------------------------
Athens                --            2                --                --
Brown                 --            2                --                --
Butler                --            3                --                --
Fairfield             --            1                --                --
Franklin              --            2                --                --
Gallia                --            1                --                --
Hamilton              --            3                --                --
Hocking               --            1                --                --
Jackson(1)             1            6                 1                --
Montgomery            --            1                --                --
Lawrence              --            4                --                --
Pickaway              --            2                --                --
Ross                  --            4                --                --
Scioto                --            3                --                 1
Vinton                --            1                --                --
Warren(2) 3

--------------------------------------------------------------------------------
(1) Includes executive offices of Oak Hill Financial, Inc. and Oak Hill Banks
(2) Includes operations center of Oak Hill Banks.

         The following table indicates which properties the Company leases, the term of the lease and end of lease options. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the Company or its subsidiaries.

---------------------------------------------------------------------------------------------------------------
                                                                     End of Lease Five Year Renewal Options
                                                              -------------------------------------------------
                                            Beginning
                                         and Length of Term      One                    Two              Three
---------------------------------------------------------------------------------------------------------------
Chillicothe                              02/01/93  5 years                                                 X
Chillicothe K-Mart                       06/28/94  15 years                     No renewal options
West Portsmouth                          02/18/97  8 years                                                 X
Jackson Wal-mart                         10/28/98  5 years                               X
Oak Hill Banks Administrative Offices    09/15/04  4 years                Three - 3-year renewal options
Columbus loan production                 04/01/04  2 years                      No renewal options
Logan                                    10/1/00   5 years                                                 X
Delhi                                    03/01/97  10 years                              X
Middletown                               08/19/99  10 years                              X
Oak Hill Title Agency, LLC               10/01/01  5 years                      No renewal options
Fairfield loan production                05/20/02  2 years                 Two - 1-year renewal options
Centerville                              12/19/03  10 years                              X
Athens                                   12/11/01  40 months               Two - 3-year renewal options
Circleville Wal-mart                     5/25/05    5 years                              X
Lancaster                                8/1/05      5 years              Three - 2-year renewal options
OHFI                                     12/01/02  5 years                               X
---------------------------------------------------------------------------------------------------------------

Item 3.  Legal Proceedings.

         Except  for  routine  litigation   incident  to  their  business,   the
registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to the shareholders during the fourth quarter of 2005.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters.

SHAREHOLDER INFORMATION

         The common stock of the Company is traded on the Nasdaq National Market System under the symbol "OAKF."

         The high and low sales prices for the Company common stock during each quarter of 2005 and 2004 are as follows:

Quarter
 Ended                      High             Low

12/31/05                   $33.59          $28.78
09/30/05                    32.46           28.68
06/30/05                    34.00           25.00
03/31/05                    39.11           33.28
12/31/04                    39.25           34.54
09/30/04                    35.49           31.40
06/30/04                    33.00           30.86
03/31/04                    34.00           30.10

         At March 10, 2006 the Company had approximately 2,300 stockholders and 5,562,904 shares of common stock outstanding.

         Dividends. The ability of the Company to pay cash dividends to stockholders is limited by its ability to receive dividends from its subsidiary. The State of Ohio places certain limitations on the payment of dividends by Ohio state-chartered banks.

         The Company declared the following dividends per share in 2005 and 2004:

Quarter                      Dividend
 Ended                       Declared

12/31/05                     $0.19
09/30/05                       0.17
06/30/05                       0.17
03/31/05                       0.17
12/31/04                       0.17
09/30/04                       0.15
06/30/04                       0.15
03/31/04                       0.15

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

         Stock Transfer Agent. Inquiries regarding stock transfer, registration, lost certificates, or changes in name and address should be directed in writing to the Company's stock transfer agent:

The Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572
(800) 456-0596

         Annual Meeting of Shareholders. The Annual Meeting of Shareholders of Oak Hill Financial, Inc. will be held on April 18, 2006 at 1:00 p.m. at the Ohio State University Extension South District Office, 17 Standpipe Road, Jackson, Ohio.

Item 6.  Selected Financial Data

                                                             At or For the Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------
                                                  2005            2004          2003          2002           2001
--------------------------------------------------------------------------------------------------------------------
SUMMARY OF FINANCIAL CONDITION(1)(2)                                       (In thousands)

Total assets                                   $ 1,241,058    $ 1,083,040    $   938,281   $   833,629   $   778,332
Interest-bearing deposits and federal
   funds sold                                        2,983          2,705          1,285         5,699        11,929
Investment securities                              134,812         92,023         79,545        83,789        78,981
Loans receivable - net(3)                        1,015,083        912,538        811,021       701,944       646,081
Deposits                                           978,396        862,096        717,821       663,813       612,204
Subordinated debentures                             23,000         18,000          5,000         5,000         5,000
Federal Home Loan Bank (FHLB) advances
   and other borrowings                            141,382        113,660        130,352        94,358        99,860
Stockholders' equity                                94,081         85,043         79,928        66,881        56,349

SUMMARY OF OPERATIONS(1)(2)

Interest income                                $    69,720    $    59,251    $     5,170   $    57,222   $    59,704
Interest expense                                    29,436         20,838         20,468        24,724        30,777
--------------------------------------------------------------------------------------------------------------------
Net interest income                                 40,284         38,413         34,702        32,498        28,927
Provision for losses on loans                        6,341          3,136          3,347         2,757         2,591
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
   losses on loans                                  33,943         35,277         31,355        29,741        26,336
Gain on sale of loans                                1,085          1,882          4,489         2,358         1,385
Gain on sale of branch premises                        204            122            900
Gain (loss) on sale of assets                          182            (47)           333           331            27
Insurance commissions                                2,781          3,050          2,827         2,457         2,203
Loss on sale of consumer finance loan
   portfolio                                        (3,585)
Other income                                         7,386          5,370          3,889         2,845         2,676
General, administrative and other expense(4)        31,045         26,944         24,049        22,663        20,672
--------------------------------------------------------------------------------------------------------------------
Earnings before federal income tax                  14,536         15,003         18,844        15,191        12,855
Federal income taxes                                 3,157          4,341          6,266         4,851         4,133
--------------------------------------------------------------------------------------------------------------------
Net earnings                                   $    11,379    $    10,662    $    12,578   $    10,340   $     8,722
====================================================================================================================

PER SHARE INFORMATION

Basic earnings per share                       $      2.01    $      1.92    $      2.29   $      1.94   $      1.66
Book value per share                           $     16.79    $     15.30    $     14.34   $     12.46   $     10.70


Footnotes on the following page.

                                                                        At or For the Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                      2005             2004              2003             2002              2001
---------------------------------------------------------------------------------------------------------------------------------
OTHER STATISTICAL AND OPERATING DATA

Return on average assets                              0.96%             1.07%            1.45%             1.26%             1.20%
Return on average equity                             12.39             12.89            17.08             16.76             16.45
Net interest margin (fully-taxable
   equivalent)                                        3.70              4.05             4.19              4.18              4.17
Interest rate spread during period                    3.37              3.74             3.81              3.75              3.56
General, administrative and other
   expense to average assets                          2.62              2.70             2.77              2.77              2.85
Allowance for loan losses to
   nonperforming loans                               77.25            186.83           133.46            125.29            160.00
Allowance for loan losses to total loans              1.33              1.28             1.32              1.29              1.28
Nonperforming loans to total loans                    1.72              0.69             0.99              1.03              0.80
Nonperforming assets to total assets                  1.45              0.73             0.93              0.88              0.87
Net charge-offs to average loans                      0.50              0.26             0.22              0.28              0.23
Equity to assets at period end                        7.58              7.85             8.52              8.02              7.24
Dividend payout ratio                                35.06             32.19            23.67             25.31             26.69
---------------------------------------------------------------------------------------------------------------------------------

(1)      Oak Hill Financial,  Inc. (the  "Company")  completed an acquisition of
         Lawrence Financial Holdings, Inc. ("Lawrence Financial") and its subsidiary, Lawrence Federal Savings Bank on April 1, 2005, whereby the Company and Lawrence Financial merged and Oak Hill Banks and Lawrence Federal Savings Bank merged. The acquisition price totaled $15.2 million, of which $7.7 million was paid in cash. In addition the Company issued 221,501 shares of common stock to Lawrence Financial shareholders.

(2) The Company completed an acquisition of Ripley National Bank on October 9, 2004 for $5.3 million in cash, whereby Oak Hill Banks and Ripley National Bank merged.

(3)      Includes loans held for sale.

(4) General, administrative and other expense for 2001 includes $259,000 in pre-tax expenses incurred pursuant to the merger with Oak Hill
         Financial Insurance. Also includes $160,000 and $546,000 in pre-tax expenses incurred in 2004 and 2005, respectively, pursuant to the acquisitions of Ripley National Bank and Lawrence Financial.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
         Oak Hill Financial, Inc. (the "Company") is a financial holding company, the principal assets of which are the Company's ownership of Oak Hill Banks ("Oak Hill") and Oak Hill Financial Insurance ("OHFI"). In addition, the Company owns 49% of Oak Hill Title Agency, LLC ("Oak Hill Title"). The Company's results of operations are primarily dependent upon its financial service subsidiary which is collectively viewed herein as a single operating segment for financial statement purposes.

         Oak Hill conducts a general commercial banking business that consists of attracting deposits from the general public and using those funds to originate loans for commercial, consumer, and residential purposes. Prior to 2005, the Company operated Action Finance ("Action"), a consumer finance company, the principal assets of which were sold in 2004. OHFI is an insurance agency specializing in group health insurance and other employee benefits. Oak Hill Title provides title services for commercial and residential real estate transactions.

         Oak Hill's profitability depends primarily on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates paid on these balances. Additionally, and to a lesser extent, profitability is affected by such factors as the level of noninterest income and expenses, the provision for losses on loans, and the effective tax rate. Other income consists primarily of service charges and other fees and income from the sale of loans. General, administrative and other expenses consist of compensation and benefits, occupancy-related expenses, franchise taxes, and other operating expenses.

         In October 2004, the Company acquired Ripley National Bank ("Ripley") for $5.3 million in cash. As part of the transaction, the Company acquired full-service offices in Ripley and Georgetown, Ohio, involving total loans of $39.1 million, $51.6 million in deposits and $58.6 million in total assets.

         In December 2004, the Company sold the consumer loan portfolio of Action. The portfolio, which was comprised of small consumer and second mortgage loans, totaled $8.7 million. Concurrent with the sale, the Company closed Action's five retail lending offices in southern Ohio.

         In April 2005, the Company acquired Lawrence Financial Holdings, Inc. ("Lawrence Financial") and its subsidiary Lawrence Federal Savings Bank ("Lawrence") headquartered in Ironton, Ohio for $15.2 million, of which $7.7 million was paid in cash. In addition, the Company issued 221,051 shares of common stock to Lawrence Financial shareholders. As part of the transaction, the Company acquired a net three full-service offices in southern Ohio, involving total loans of $76.5 million, $104.2 million in deposits and $116.9 million in assets.

         Management's Discussion and Analysis of Financial Condition and Results of Operations are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 2005, 2004 and 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes presented elsewhere in this report.

FORWARD LOOKING STATEMENTS
         In the following pages, management presents an analysis of the Company's consolidated financial condition as of December 31, 2005, and the consolidated results of operations for the year ended December 31, 2005, as compared to prior periods. In addition to this historical information, the following discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's general market area. Without limiting the foregoing, some of the forward-looking statements include management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses, and management's belief that the allowance for loan losses is adequate.

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

         Goodwill represents the excess purchase price paid over the net book value of the assets acquired in a merger or acquisition. Pursuant to SFAS No. 142, "Goodwill and Intangible Assets," goodwill is not amortized, but is tested for impairment at the reporting unit annually or whenever an impairment indicator arises. The evaluation involves assigning assets and liabilities to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount of the reporting unit exceeds the fair value, goodwill is considered impaired. The impairment loss equals the excess of carrying value over fair value.

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

FINANCIAL CONDITION
         The Company's total assets amounted to $1.2 billion as of December 31, 2005, an increase of $158.0 million, or 14.6%, over the $1.1 billion total at December 31, 2004. The asset growth was funded primarily through the assumption of $104.2 million of deposits in the Lawrence Financial transaction, a $12.9 million increase in repurchase agreements, a $17.5 million increase in Federal Home Loan Bank advances and a $5.0 million increase in subordinated debentures, all of which were partially offset by a $2.7 million decrease in notes payable.

         Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $37.2 million, or 30.0%, to a total of $161.2 million at December 31, 2005, compared to $124.0 million at December 31, 2004. Investment securities increased by $42.8 million during 2005, as purchases of $82.6 million and the acquisition of $15.9 million of securities in the Lawrence Financial merger exceeded maturities and repayments of $18.3 million and sales of $34.7 million. Federal funds sold increased by $626,000 during 2005.

         Loans receivable totaled $1.0 billion at December 31, 2005, an increase of $102.5 million, or 11.2%, over total loans at December 31, 2004. Loan disbursements totaled $380.4 million during 2005, which together with the $76.5 million acquired in the Lawrence Financial transaction, were partially offset by loan sales of $35.4 million and principal repayments of $311.8 million during 2005. Loan disbursements and sales volume decreased by $84.5 million and $22.9 million, respectively, as compared to 2004. Growth in the loan portfolio during 2005 was comprised of a $38.7 million, or 56.9%, increase in installment loans, a $50.6 million, or 18.7%, increase in real estate mortgage loans and a $14.9 million, or 2.6%, decrease in commercial and other loans. The Company's allowance for loan losses totaled $13.7 million at December 31, 2005, an increase of $1.8 million, or 15.2%, over the total at December 31, 2004. The allowance for loan losses represented 1.33% and 1.28% of the total loan portfolio at December 31, 2005 and 2004, respectively. Net charge-offs totaled $5.0 million and $2.3 million for the years ended December 31, 2005 and 2004, respectively. The Company's allowance represented 77.3% and 186.8% of nonperforming loans, which totaled $17.7 million and $6.3 million at December 31, 2005 and 2004, respectively. At December 31, 2005, nonperforming loans were comprised of $568,000 in installment loans, $5.4 million of loans secured primarily by commercial real estate, $4.9 million of commercial and other loans and $6.8 million of loans secured by one-to-four family residential real estate. In response to unexpected deterioration in several large commercial loans in the second quarter, the Company performed a comprehensive review of key components of its loan portfolio. Following such review, the Company pursued an aggressive course of action with respect to the loans reviewed, resulting in increased loan charge-offs, increased loan loss provision, and increased non-performing loan classifications over the remainder of the year. In management's opinion, the assigned carrying value of large commercial and nonresidential real estate credits are appropriate and all nonperforming loans were adequately collateralized or reserved for at December 31, 2005.

         Deposits totaled $978.4 million at December 31, 2005, an increase of $116.3 million, or 13.5%, over the $862.1 million total at December 31, 2004. The increase was primarily attributable to the assumption of $104.2 million in deposits in the Lawrence Financial transaction. Brokered deposits continued to be part of the Company's overall funding strategy, although to a lesser extent, due to competitive rates and lower operational costs compared with retail deposits. Brokered deposits totaled $80.5 million with a weighted-average cost of 3.20% at December 31, 2005, as compared to the $113.1 million in brokered deposits with a 2.70% weighted-average cost at December 31, 2004. Proceeds from deposit growth during 2005 were used primarily to fund loan originations.

         Advances from the Federal Home Loan Bank totaled $123.1 million at December 31, 2005, an increase of $17.5 million, or 16.6%, from the December 31, 2004 total. Securities sold under agreements to repurchase totaled $18.3 million at December 31, 2005, an increase of $12.9 million, over the total at December 31, 2004. The increase resulted primarily from $10.0 million in reverse repurchase agreements incepted in March 2005. Notes payable decreased $2.7 million as the Company repaid a note to another financial institution.

         During 2005, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 4 ("Trust 4"), issued $5.0 million of mandatorily redeemable debt securities. The amount of the debt securities issued by Trust 4, while not consolidated herein pursuant to FIN 46, are included in the Company's regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures were used by Trust 4 to purchase from the Company $5.0 million of subordinated debentures maturing on June 30, 2035. Interest payments on the debt securities are to be made quarterly at an annual fixed rate of interest of 5.96% through June 30, 2015 and at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 1.60% thereafter. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were contributed to the capital of Oak Hill during the current year. At December 31, 2005, the Company's subordinated debentures issued to statutory business trusts and includable as Tier 1 capital totaled $23.0 million.

         The Company's stockholders' equity amounted to $94.1 million at December 31, 2005, an increase of $9.0 million, or 10.6%, over the balance at December 31, 2004. The increase resulted primarily from net earnings of $11.4 million, proceeds from options exercises of $1.7 million and $8.3 million in stockholders' equity through issuance of shares in the Lawrence Financial transaction, all of which were partially offset by the Company's repurchase of 269,945 outstanding shares of its common stock at an aggregate price of $7.8 million ($28.97 per share) and $3.9 million in dividends on common stock.

SUMMARY OF EARNINGS
         Changes in net interest income are attributable to either changes in average balances (volume change) or changes in average rates (rate change) for interest-earning assets and interest-bearing liabilities. Volume change is calculated as change in volume times the old rate, while rate change is calculated as change in rate times the old volume. The table on page 31 indicates the dollar amount of the change attributable to each factor. The rate/volume change, the change in rate times the change in volume, is allocated between the volume change and the rate change at the ratio each component bears to the absolute value of their total.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005
AND 2004
         General. Net earnings for the year ended December 31, 2005 totaled $11.4 million, a $717,000, or 6.7%, increase from 2004 net earnings. The increase in earnings resulted primarily from a $1.9 million increase in net interest income, a $5.0 million increase in total other income and a $1.2 million decrease in the provision for federal income taxes, all of which were partially offset by a $3.2 million increase in the provision for losses on loans and a $4.1 million increase in general, administrative and other operating expenses.

         Net Interest Income. Total interest income for the year ended December 31, 2005, amounted to $69.7 million, an increase of $10.5 million, or 17.7%, from the total recorded for 2004. Interest income on loans totaled $64.3 million, an increase of $8.8 million, or 15.8%, from the 2004 period. This increase resulted primarily from a $124.1 million, or 14.3%, increase in the weighted-average ("average") portfolio balance, to a total of $994.0 million in 2005, coupled with an 8 basis point increase in the average fully-taxable equivalent yield, to 6.49% in 2005 from 6.41% in 2004. As stated previously, the growth in the loan portfolio was heavily influenced by the Lawrence Financial purchase. Interest income on investment securities and other interest-earning assets increased by $1.7 million, or 45.3%. The increase resulted primarily from a 55 basis point increase in the average fully-taxable equivalent yield, to 4.99% in 2005, coupled with a $35.5 million, or 37.8%, increase in the average portfolio balance, to a total of $129.3 million in 2005. The increase in average yield is generally reflective of eight rate increases by the Federal Reserve Board during the year.

         Total interest expense amounted to $29.4 million for the year ended December 31, 2005, an increase of $8.6 million, or 41.3%, from the total recorded in 2004. Interest expense on deposits increased by $7.0 million, or 44.1%, to a total of $22.9 million in 2005. The increase resulted primarily from a $137.6 million, or 19.2%, increase in the average portfolio balance, to a total of $852.5 million in 2005, coupled with a 46 basis point increase in the average cost of deposits, to 2.69% in 2005. Interest expense on borrowings increased by $1.6 million, or 32.1%, during 2005. This increase was due to a $19.9 million, or 16.0%, increase in average borrowings outstanding, coupled with a 54 basis point increase in the average cost of borrowings, to 4.49% in 2005. The increased cost of interest-bearing liabilities was also primarily due to the overall increase in interest rates in the economy throughout 2005.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.9 million, or 4.9%, for the year ended December 31, 2005, as compared to 2004. The interest rate spread decreased by 37 basis points, to 3.37% in 2005 compared to 3.74% in 2004. The fully-taxable equivalent net interest margin decreased by 35 basis point from, 4.05% in 2004 to 3.70% in 2005. Management believes that future increases in short-term interest rates in the economy will continue to place pressure on the Company's net interest margin.

         Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $6.3 million provision for losses on loans for the year ended December 31, 2005, an increase of

$3.2 million compared to 2004. The provision for losses on loans in 2005 was predicated upon an increase of $11.4 million in nonperforming loans from $6.3 million in 2004 to $17.7 million at December 31, 2005, the $102.5 million of growth in the loan portfolio, as well as, net charge-offs of $5.0 million in 2005.

         Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 2005, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         Other Income. Other income totaled $11.6 million for the year ended December 31, 2005, an increase of $5.0 million, or 74.5%, compared to the 2004 amount. This increase resulted primarily from a $1.7 million increase in service fees, charges and other operating income, a $318,000 increase in the cash surrender value of bank owned life insurance, and the absence of the $3.6 million loss on the sale of the Action loan portfolio, which were partially offset by a $797,000, or 42.3%, decrease in gain on sale of loans and a $269,000, or 8.8%, decrease in insurance commissions. The increase in service fees, charges and other income resulted from an increase in service charges on deposits totaling $946,000 and an increase in ATM fees of $434,000 in 2005. The gain on sale of loans decrease is generally attributable to a reduction in secondary market volume year over year.

         General, Administrative and Other Expense. General, administrative and other expense totaled $31.0 million for the year ended December 31, 2005, an increase of $4.1 million, or 15.2%, over the 2004 total. The increase resulted primarily from a $1.6 million, or 10.9%, increase in employee compensation and benefits, a $2.7 million, or 33.6%, increase in other operating expenses, an increase of $667,000, or 19.6%, in occupancy and equipment, which were partially offset by a $799,000 decrease in franchise taxes. The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, the acquisition of Lawrence Financial, additional management staffing and normal merit increases. The increase in other operating expenses resulted from a $478,000 increase in professional fees, $386,000 in merger-related expenses in connection with the previously mentioned Lawrence merger, an $881,000 increase in amortization of intangibles and a $316,000 increase in marketing fees. The remaining increase was due to pro-rata increases in other operating expenses attendant to the Company's overall growth year-to-year. The increase in occupancy and equipment expense was due primarily to a $339,000, or 36.8%, increase in maintenance contracts and a $376,000, or 32.8%, increase in depreciation expense year-to-year. The increases in depreciation expense is primarily attributable to new office locations. The decrease in franchise taxes was attributable to a tax savings for 2005 resulting from the previously mentioned Oak Hill-Ripley merger in 2004.

         Federal Income Taxes. The provision for federal income taxes amounted to $3.2 million for the year ended December 31, 2005, a decrease of $1.2 million, or 27.3%, compared to the $4.3 million recorded in 2004. The decrease resulted primarily from a $467,000, or 3.1%, decrease in earnings before taxes, coupled with $1.0 million in New Markets Tax Credits pursuant to Oak Hill's qualified investment in Oak Hill Banks Community Development Corp. The effective tax rates were 21.7% and 28.9% for the years ended December 31, 2005 and 2004, respectively.


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

         Net Interest Income. Total interest income for the year ended December 31, 2004, amounted to $59.3 million, an increase of $4.1 million, or 7.4%, from the total recorded for 2003. Interest income on loans totaled $55.5 million, an increase of $3.5 million, or 6.8%, from the 2003 period. This increase resulted primarily from a $115.3 million, or 15.3%, increase in the average portfolio balance, to a total of $869.8 million in 2004, which was partially offset by a 50 basis point decrease in the average fully-taxable equivalent yield, to 6.41% in 2004 from 6.91% in 2003. Interest income on investment securities and other interest-earning assets increased by $550,000, or 17.4%. The increase resulted primarily from a 31 basis point increase in the average fully-taxable equivalent yield, to 4.44% in 2004, coupled with a $7.3 million, or 8.5%, increase in the average portfolio balance, to a total of $93.8 million in 2004.

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

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.7 million, or 10.7%, for the year ended December 31, 2004, as compared to 2003. The interest rate spread decreased by 7 basis points to 3.74% in 2004, compared to 3.81% in 2003. The fully-taxable equivalent net interest margin decreased by 14 basis points from, 4.19% in 2003 to 4.05% in 2004.

         Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $3.1 million provision for losses on loans for the year ended December 31, 2004, a decrease of $211,000, or 6.3%, compared to 2003. The provision for losses on loans in 2004 was predicated upon a decrease of $1.8 million in nonperforming loans from $8.1 million in 2003 to $6.3 million at December 31, 2004, offset by the $102.5 million of growth in the gross loan portfolio and net charge-offs in 2004 of $2.3 million.

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

         Other Income. Other income totaled $6.7 million for the year ended December 31, 2004, a decrease of $4.9 million, or 42.2%, compared to the 2003 amount. This decrease resulted primarily from a $2.6 million, or 58.1%, decrease in gain on sale of loans and a $3.6 million loss on the sale of Action's loan portfolio and related assets, which were partially offset by a $1.4 million, or 35.0%, increase in service fees, charges, and other operating income and a $223,000, or 7.9%, increase in insurance commissions. The decrease in gain on sale of loans resulted from an expected decrease in the volume of loans sold year-to-year, which was partially offset by an increase of $312,000, or 57.4%, in gains on sales of commercial loans originated under the Small Business Administration's ("SBA") programs. The increase in commissions was due primarily to increased premiums realized on sales of group health insurance. The increase in service charges, fees and other income was due primarily to an increase in overdraft fees totaling $452,000, or 17.7%, over the total recorded in 2003, as a result of a new overdraft protection program implemented in late March 2003, coupled with a $698,000, or 54.3%, decrease in amortization and impairment of mortgage servicing rights.

         General, Administrative and Other Expense. General, administrative and other expense totaled $26.9 million for the year ended December 31, 2004, an increase of $2.9 million, or 12.0%, over the 2003 total. The increase resulted primarily from a $318,000, or 2.2%, increase in employee compensation and benefits, a $1.1 million, or 16.9%, increase in other operating expenses, an increase of $490,000, or 16.8%, in occupancy and equipment and a $919,000 increase in franchise taxes. The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, additional management staffing and normal merit increases. The increase in other operating expenses resulted from a $194,000 increase in ATM costs associated with switching service providers, coupled with an overall increase in ATM locations, a $174,000 increase in professional fees, $160,000 in merger-related expenses in connection with the previously mentioned Ripley merger, an $80,000 increase in credit and collection expense, a $72,000 increase in amortization of intangibles and a $71,000 increase in consulting fees, which are based upon the increase in overdraft fees. The remaining increase of $388,000, or 5.7%, was due to pro-rata increases in other operating expenses attendant to the Company's overall growth year-to-year. The increase in occupancy and equipment expense was due primarily to a $109,000, or 15.3%, increase in rent expense, a $146,000, or 18.8%, increase in maintenance contracts and a $161,000, or 16.3%, increase in depreciation expense year-to-year. The increases in rent and depreciation expenses are primarily attributable to new office locations. The increase in franchise taxes was attributable to an increase in the taxable equity base year over year, as well as, tax savings attributable to the merger of Oak Hill with Towne.

         Federal Income Taxes. The provision for federal income taxes amounted to $4.3 million for the year ended December 31, 2004, a decrease of $1.9 million, or 30.7%, compared to the $6.3 million recorded in 2003. The decrease resulted primarily from a $3.8 million, or 20.4%, decrease in earnings before taxes, coupled with $500,000 in New Markets Tax Credits pursuant to Oak Hill's qualified investment in Oak Hill Banks Community Development Corp. The effective tax rates were 28.9% and 33.3% for the years ended December 31, 2004 and 2003, respectively.

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

         At December 31, 2005, the Company had $298.4 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed with the Oak Hill at market rates of interest without a material adverse effect on the results of operations.

         In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $320.7 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At December 31, 2005, the Company had $123.1 million of outstanding FHLB advances.

         The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company's customers. At December 31, 2005, the Company had total off-balance sheet contractual commitments consisting of $24.6 million in loan commitments, $112.6 million in unused lines of credit and letters of credit totaling $15.0 million. Funding for these amounts is expected to be provided by the liquidity sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

         The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at December 31, 2005, by expiration period:

================================================================================
                                    One year      Two to     After
(In thousands)                       or less  three years  three years    Total
--------------------------------------------------------------------------------

Loan commitments                    $ 24,634    $     --    $     --    $ 24,634
Unused lines of credit                60,385       6,791      45,473     112,649
Letters of credit                      4,942      10,075          --      15,017
--------------------------------------------------------------------------------
                                    $ 89,961    $ 16,866    $ 45,473    $152,300
================================================================================

         The  table  below  details  the  amount  of   contractual   obligations
outstanding at December 31, 2005, by expiration period:

=========================================================================================
                                                One year   Two to       After
(In thousands)                                  or less  three years three years   Total
-----------------------------------------------------------------------------------------
Office premises and equipment                   $    485   $  2,422   $     --   $  2,907
Advances from the Federal Home Loan Bank          39,070     31,501     52,548    123,119
Securities sold under agreement to repurchase      8,263         --     10,000     18,263
Subordinated debenutres                               --         --     23,000     23,000
Lease obligations                                    612        965        568      2,145
-----------------------------------------------------------------------------------------

                                                $ 48,430   $ 34,888   $ 86,116   $169,434
=========================================================================================

         The table below shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 2005, 2004 and 2003. The table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, the interest rate spread, and the net interest margin for the same periods.

AVERAGE BALANCE AND INTEREST RATES

                                                                         Year Ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                                   2005                            2004                            2003
                                   -------------------------------------------------------------------------------------------------
                                                Interest                         Interest                        Interest
                                     Average     Income/   Average   Average     Income/    Average    Average     Income/   Average
(Dollars in thousands)               Balance     Expense    Rate     Balance     Expense     Rate      Balance     Expense     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest earnings assets:
     Loans receivable              $  993,976  $  64,535    6.49%  $  869,849  $   55,734    6.41%    $754,519    $ 52,138     6.91%
     Investment securities            126,958      6,364    5.01       90,415       4,119    4.56       84,277       3,551     4.21
     Federal funds sold                   584         20    3.42          929          15    1.61          699           7     1.00
     Interest-earning deposits          1,767         74    4.19        2,472          28    1.13        1,508          18     1.19
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-
             earnings assets        1,123,285     70,993    6.32      963,665      59,896    6.22      841,003      55,714     6.62
Non-interest earning assets            62,951                          33,361                           27,003
                                   ----------                      ----------                       ----------
        Total assets               $1,186,236                      $  997,026                       $  868,006
                                   ==========                      ==========                       ==========

Interest-bearing liabilities:
Deposits:
     Savings accounts              $   70,651        365    0.52   $   52,292         195    0.37   $   47,385         295     0.62
     NOW accounts                      76,679      1,017    1.33       70,990         804    1.13       61,200         839     1.37
     Money market deposit accounts      8,993         36    0.40        7,930          31    0.39        7,993          56     0.70
     Premium & select investments     111,081      3,392    3.05       74,364         967    1.30       71,848         812     1.13
     Certificates of deposit          585,114     18,134    3.10      509,340      13,926    2.73      422,905      13,575     3.21
Borrowings                            144,445      6,492    4.49      124,514       4,915    3.95      117,328       4,891     4.17

        Total interest-bearing
             liabilities              996,963     29,436    2.95      839,430      20,838    2.48      728,659      20,468     2.81
                                               -----------------               ------------------               -------------------
Non interest-bearing
     liabilities                       97,420                          74,888                           65,706
Stockholders' equity                   91,853                          82,708                           73,641
                                   ----------                      ----------                       ----------
        Total liabilities and
             stockholders' equity  $1,186,236                      $  997,026                       $  868,006
                                   ==========                      ==========                       ==========

Net interest income and
     interest rate spread                      $  41,557    3.37%              $   39,058    3.74%              $   35,246     3.81%
                                               =================               ==================               ===================

Net interest margin (1)                                     3.70%                            4.05%                             4.19%
                    ==                                      ====                             ====                              ====

Average interest-earning
     assets to average
     interest-bearing liabilities                         112.67%                          114.80%                           115.42%
                                                          ======                           ======                            ======

Adjustment of interest
     income to a tax-equivalent
      basis on tax-exempt:
          Loans and investment
               securities                      $   1,273                       $      645                       $      544
                                               =========                       ==========                       ==========

(1) The net interest margin is net interest income divided by average interest-earning assets.

RATE/VOLUME TABLE


                                                                           Year Ended December 31,
                                                     --------------------------------------------------------------------
                                                            2005 vs. 2004                           2004 vs. 2003
                                                     -----------------------------           ----------------------------
                                                     Increase (decrease) due to              Increase (decrease) due to
(In thousands)                                       Volume        Rate    Total             Volume       Rate     Total
-------------------------------------------------------------------------------------------------------------------------
Interest income attributable to: (1)
     Loans receivable                                $  8,115    $   686  $  8,801           $  7,554  $ (3,958)   $3,596
     Investment securities                              1,929        316     2,245                100       468       568
     Federal funds sold                                    (2)         7         5                  3         5         8
     Interest-earning deposits with banks                  (6)        52        46                 11        (1)       10
-------------------------------------------------------------------------------------------------------------------------
           Total interest income                      $10,036     $1,061   $11,097           $  7,688  $ (3,486)   $4,182
=========================================================================================================================

Interest expense attributable to:
     Deposits
       Savings accounts                              $   (114)   $   284   $   170           $     10  $   (110)   $ (100)
       NOW accounts                                        50        163       213                101      (136)      (35)
       Premium and select investment accounts             109      2,316     2,425                 42       113       155
       Money market deposit accounts                        4          1         5                 (2)      (23)      (25)
       Certificates of deposit                          5,194       (986)    4,208              2,235    (1,884)      351
     Borrowings                                         1,534         43     1,577                289      (265)       24
-------------------------------------------------------------------------------------------------------------------------
           Total interest expense                     $ 6,777     $1,821   $ 8,598             $2,675   $(2,305)   $   70
-------------------------------------------------------------------------------------------------------------------------
Increase in net interest income                                            $ 2,499                                 $3,812
=========================================================================================================================

(1)      Presented on a tax-equivalent basis.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         This information is presented in "Asset and Liability Management" on pages 12 through 14 of this report.

Item 8.  Financial Statements and Supplementary Data

         Consolidated Financial Statements of the Company, together with the reports thereon of Grant Thornton LLP (dated March 9, 2006) are set forth on pages 38 through 67 hereof (see Item 15 of this Annual Report for Index).

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

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

         Management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the evaluation encompassed all branches of its primary subsidiary Oak Hill Banks.

         Based on the evaluation, management concluded that the Company's internal control over financial reporting was effective at December 31, 2005. Management's assessment of internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control
---------------------------

         There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting

                                                        [LOGO OF GRANT THORNTON]


Board of Directors and Shareholders of Oak Hill Financial, Inc.

         We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Oak Hill Financial, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Oak Hill Financial, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

         In our opinion, management's assessment that Oak Hill Financial, Inc. maintained effective internal control over financial reporting as of December
31, 2005, is fairly stated, in all material respects, based on the control criteria established in Internal Control - Integrated Framework issued by the
                         -----------------------------------------
Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Oak Hill Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2005, based on Internal Control -
                                                             -------------------
Integrated Framework issued by the Committee of Sponsoring  Organizations of the
--------------------
Treadway Commission.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oak Hill Financial, Inc.'s consolidated statements of financial condition as of December 31, 2005 and 2004, and the related statements of earnings, stockholders' equity comprehensive income and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 9, 2006, expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

/s/ Grant Thornton LLP

Cincinnati, Ohio
March 9, 2006

Item 9B. Other Information

         None


PART III

Item 10. Directors,  Executive  Officers,   Promoters  and  Control  Persons;
         Compliance With Section 16(a) of the Exchange Act.

         The information is contained under "Ownership of Common Stock by Management" and "Election of Directors" in the Company's 2006 Proxy Statement, is incorporated herein by reference in response to this item.

         The information contained under "Report of the Audit Committee of the Board of Directors", specifically concerning Audit Committee financial expert, in the Company's 2006 Proxy Statement, is incorporated herein by reference in response to this item.

         The information contained under "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's 2006 Proxy Statement, 2006, is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation.

         The  information  appearing  under  "Executive   Compensation"  in  the
Company's 2006 Proxy Statement, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

         The information appearing under "Ownership of Common Stock by Principal Shareholders", "Ownership of Common Stock By Management" and "Equity Compensation Plan Information" in the Company's 2006 Proxy Statement dated, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions.

         The information appearing under "Certain Transactions" in the Company's 2006 Proxy Statement, is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

         The information appearing under "Principal Independent Registered Public Accounting Firm Fees" in the Company's 2006 Proxy Statement, is incorporated herein by reference in response to this item.


PART IV

Item 15.          Exhibits and Reports on Form 8-K.

(a)      Documents filed as a part of the Report:

        (1) Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

                Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

                Consolidated Statements of Earnings for years ended December 31, 2005, 2004 and 2003

                Consolidated Statements of Comprehensive Income for years ended December 31, 2005, 2004 and 2003

                Consolidated Statements of Stockholders' Equity for years ended December 31, 2005, 2004 and 2003

                Consolidated Statements of Cash Flows for years ended December 31, 2005, 2004 and 2003

                Notes to Consolidated Financial Statements for years ended December 31, 2005, 2004 and 2003

        (2)     Financial Statement Schedules:

                The information is contained in the Company's Annual Report to Stockholders for the year ended December 31, 2005 is incorporated herein by reference in response to this item.

        (3) The following are filed as exhibits to this Annual Report on Form 10-K:


         Exhibit
         Number

        *2(a) Agreement and Plan of Merger, dated October 12, 2004, between Oak Hill Financial, Inc. and Lawrence Financial Holdings, Inc. (reference is made to Exhibit 2 included in Part I as Appendix A of the Prospectus/Proxy Statement filed by the Company on Form S-4/A, Registration No. 333-81645, with the Securities and Exchange Commission ("SEC") on January 6, 2005 and incorporated herein by reference).

        *2(b) Agreement and Plan of Merger, dated July 20, 2004, between Oak Hill Banks and Ripley National Bank (reference is made to
                Exhibit 2(a) of the Current Report filed by the Company on Form 8-K with the SEC on July 21, 2004 and incorporated herein by reference).

        *2(c) Supplemental Agreement, dated July 20, 2004, between Oak Hill Financial, Inc., Oak Hill Banks, and Ripley National Bank (reference is made to Exhibit 2(b) of the Current Report filed by the Company on Form 8-K with the SEC on July 21, 2004 and incorporated herein by reference).

        *2(d) Agreement and Plan of Merger, dated March 31, 1999, between Oak Hill Financial, Inc. and Towne Financial Corporation (reference is made to Exhibit 2.1 of the Prospectus/Proxy Statement filed by the Company on Form S-4/A, Registration No. 333-81645, with the SEC on August 3, 1999 and incorporated herein by reference).

        *2(e) Supplemental Agreement, dated as of March 31, 1999, between Oak Hill Financial, Inc. and Towne Financial Corporation (reference is made to Exhibit 2.2 of the Prospectus/Proxy Statement filed by the Company on Form S-4/A, Registration No. 333-81645, with the SEC on August 3, 1999 and incorporated herein by reference).

        *3(a) Fourth Amended and Restated Articles of Incorporation (reference is made to Exhibit 3.1 of the Proxy Statement/Prospectus filed by the Company on Form S-4, Registration No. 333-81645, with the SEC on June 25, 1999 and incorporated herein by reference).

        *3(b) Restated Code of Regulations (reference is made to Exhibit 3(ii) of the Registration Statement filed by the Company on Form SB-2, Registration No. 33-96216, with the SEC and incorporated herein by reference).

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

        *4(b) Rights Plan, dated January 23, 1998, between Oak Hill Financial, Inc. and Fifth Third Bank, (reference is made to Exhibit 4.1 to the Form 8-A, filed with the SEC on January 23, 1998 and incorporated herein by reference).

        *4(c) Amended Rights Plan, dated December 26, 2000, between Oak Hill Financial, Inc., and Registrar and Transfer Company (reference is made to Exhibit 2 to the Form 8-A12B/A, filed with the SEC on February 21, 2001 and incorporated herein by reference).

        *10(a) Oak Hill Financial, Inc. 2004 Stock Incentive Plan (reference is made to Appendix 3 to the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders held on April 13, 2004, filed with the SEC on March 11, 2004 and incorporated herein by reference).

        *10(b) Form of Option Award Agreement under the Company's 2004 Stock Incentive Plan (reference is made to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 25, 2005, as amended July 14, 2005, and incorporated herein by reference).

        *10(c) Form of Restricted Stock Award Agreement under the Company's 2004 Stock Incentive Plan (reference is made to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 25, 2005, as amended July 14, 2005, and incorporated herein by reference).

        *10(d) Employment Agreement, effective January 1, 2006, between Oak Hill Financial, Inc. and Ralph E. Coffman, Jr. (reference is made to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated December 20, 2005, filed with the SEC on December 27, 2005, and incorporated herein by reference).

        *10(e) Key Executive Change of Control Plan, adopted December 20, 2005 (reference is made to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, dated December 20, 2005, filed with the SEC on December 27, 2005, and incorporated herein by reference).

        *10(f) Non-Employee Director Deferred Compensation Plan, adopted December 20, 2005 (reference is made to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, dated December 20, 2005, filed with the SEC on December 27, 2005, and incorporated herein by reference).

        13      2005 Annual Report (Selected portions)

        21      Subsidiaries of the Registrant

        23 Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.

        24      Powers of Attorney.

        31(a)   Certification by Chief Executive  Officer,  R. E. Coffman,  Jr.,
                dated   March  15,   2006,   pursuant  to  Section  302  of  the
                Sarbanes-Oxley Act of 2002.

        31(b) Certification by Chief Financial Officer, Ron J. Copher, dated March 15, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32(a) Certification by Chief Executive Officer, R. E. Coffman, Jr., dated March 15, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32(b) Certification by Chief Financial Officer, Ron J. Copher, dated March 15, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference as indicated.

(b) Form 8-K's Filed:

        1.  Form 8-K dated  October 13, 2005 and filed with the  Securities  and
            Exchange Commission ("SEC") on October 18, 2005 announcing the Company's results of operations and financial condition for the three and nine months ended September 30, 2005.

        2. Form 8-K dated December 20, 2005 and filed with the SEC on December 27, 2005 announcing the following: (1) an employment agreement between the Company and R. E. Coffman, Jr., (2) a Key Executive Change in Control Plan, (3) a Non-employee Director Deferred Compensation Plan, and (4) the termination of a Change in Control Agreement dated January 1, 2004 between the Company and R. E. Coffman, Jr.

        3. Form 8-K dated January 12, 2006 and filed with the SEC on January 20, 2006 announcing the Company's results of operations and financial condition for the three and twelve months ended December 31, 2005. An Executive Incentive Plan dated January 17, 2006 was also announced.

        4. Form 8-K dated February 21, 2006 and filed with the SEC on February 22, 2006 announcing a Board of Directors approved share repurchase plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                    OAK HILL FINANCIAL, INC.                          Date

                    By: /s/ R. E. Coffman, Jr.                   March 15, 2006
                        -----------------------------------
                         R. E. Coffman, Jr., President and
                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                             Title                                            Date
*John D. Kidd                               Chairman & Director                                             March 15, 2006
--------------------------------

/s/ R. E. Coffman, Jr.                      President, Chief Executive Officer and Director                 March 15, 2006
--------------------------------            (Principal Executive Officer)

*David G. Ratz                              Executive Vice President and Chief Administrative Officer       March 15, 2006
--------------------------------

*Ron J. Copher                              Executive Vice President, Chief Financial Officer,
--------------------------------            Secretary and Treasurer                                         March 15, 2006
                                            (Principal Financial and Accounting Officer)

*D. Bruce Knox                              Executive Vice President, Chief Information Officer
--------------------------------            and Director                                                    March 15, 2006

*Miles R. Armentrout                        Executive Vice President and Chief Commercial
--------------------------------            Banking Officer                                                 March 15, 2006

*Scott J. Hinsch, Jr.                       Vice President                                                  March 15, 2006
--------------------------------

*Candice R. DeClark-Peace                   Director                                                        March 15, 2006
--------------------------------

*Barry M. Dorsey, Ed.D.                     Director                                                        March 15, 2006
--------------------------------

*Donald R. Seigneur                         Director                                                        March 15, 2006
--------------------------------

*William S. Siders                          Director                                                        March 15, 2006
--------------------------------

*H. Grant Stephenson                        Director                                                        March 15, 2006
--------------------------------

*Neil S. Strawser                           Director                                                        March 15, 2006
--------------------------------

*Donald P. Wood                             Director                                                        March 15, 2006
--------------------------------


By:  /s/ R. E. Coffman, Jr.                                                                                 March 15, 2006
     ---------------------------
     R  E. Coffman, Jr.,
     Attorney-in-fact for each
     Of the persons indicated
