Form 10-Q
period 2006-03-31
OAK HILL FINANCIAL INC
filed 2006-05-08
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2006


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

                                 Yes [X] No [_]


         Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [_]  Accelerated filer [X]  Non-accelerated filer [_]


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]


         As of May 4, 2006, the latest practicable date, 5,477,732 shares of the Registrant's common stock, $.50 stated value, were outstanding.

                            Oak Hill Financial, Inc.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1:     Financial Statements

                      Consolidated Statements of Financial Condition          3

                      Consolidated Statements of Earnings                     4

                      Consolidated Statements of Comprehensive Income         5

                      Consolidated Statements of Cash Flows                   6

                      Notes to Consolidated Financial Statements              8

Item 2:     Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                              15

Item 3:     Quantitative and Qualitative Disclosures About Market Risk       18

Item 4:     Controls and Procedures                                          18


                           PART II - OTHER INFORMATION

Item 1:     Legal Proceedings                                                19

Item 1A:    Risk Factors                                                     19

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds      19

Item 3:     Defaults Upon Senior Securities                                  19

Item 4:     Submission of Matters to a Vote of Security Holders              19

Item 5:     Other Information                                                19

Item 6:     Exhibits                                                         20

Signatures                                                                   21

Certifications                                                               22



PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                            March 31,          December 31,
(In thousands, except share data)                                                                2006                  2005
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
ASSETS

Cash and due from banks                                                                   $    25,479           $    24,786
Federal funds sold                                                                                325                 1,614
Investment securities designated as available for sale - at market                            132,453               131,193
Investment securities designated as held to maturity - at cost (approximate market
     value of $3,799 and $3,851 at March 31, 2006 and December 31, 2005, respectively)          3,613                 3,619
Loans receivable - net                                                                      1,016,974             1,014,673
Loans held for sale - at lower of cost or market                                                  100                   410
Office premises and equipment - net                                                            24,589                22,736
Federal Home Loan Bank stock - at cost                                                          7,734                 7,626
Real estate acquired through foreclosure                                                          865                   376
Accrued interest receivable on loans                                                            3,941                 4,156
Accrued interest receivable on investment securities                                            1,219                   875
Goodwill - net                                                                                  7,935                 7,935
Core deposit intangible - net                                                                   3,784                 4,068
Bank owned life insurance                                                                      13,098                12,948
Prepaid expenses and other assets                                                               2,511                 1,561
Prepaid federal income taxes                                                                      518                 1,178
Deferred federal income taxes                                                                   1,091                 1,304
---------------------------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                                  $ 1,246,229           $ 1,241,058
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Demand                                                                               $    91,788           $    97,575
     Savings and time deposits                                                                888,866               880,821
---------------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                    980,654               978,396
Securities sold under agreements to repurchase                                                 30,470                18,263
Advances from the Federal Home Loan Bank                                                      113,699               123,119
Subordinated debentures                                                                        23,000                23,000
Accrued interest payable and other liabilities                                                  4,172                 4,199
---------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                               1,151,995             1,146,977
Stockholders' equity
     Common stock - $.50 stated value; authorized 15,000,000 shares,
     5,874,634 shares issued at March 31, 2006 and December 31, 2005                            2,937                 2,937
     Additional paid-in capital                                                                13,808                13,952
     Retained earnings                                                                         87,945                85,505
     Treasury stock (329,883 and 270,420 shares at March 31, 2006 and
       December 31, 2005, respectively - at cost)                                              (9,908)               (7,972)
     Accumulated comprehensive loss:
       Unrealized loss on securities designated as available for sale, net
         of related tax effects                                                                  (548)                 (341)
---------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                         94,234                94,081
---------------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 1,246,229           $ 1,241,058
===========================================================================================================================



Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
                                                                                                For the Three Months Ended
                                                                                                --------------------------
                                                                                                         March 31,
(In thousands, except share data)                                                                2006                  2005
---------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
INTEREST INCOME

Loans                                                                                         $17,369               $14,740
Investment securities                                                                           1,465                   944
Interest-bearing deposits and other                                                               137                    93
---------------------------------------------------------------------------------------------------------------------------
            Total interest income                                                              18,971                15,777
INTEREST EXPENSE

Deposits                                                                                        7,242                 4,710
Borrowings                                                                                      2,038                 1,381
---------------------------------------------------------------------------------------------------------------------------
            Total interest expense                                                              9,280                 6,091
---------------------------------------------------------------------------------------------------------------------------
            Net interest income                                                                 9,691                 9,686
Provision for losses on loans                                                                     200                   750
---------------------------------------------------------------------------------------------------------------------------
            Net interest income after provision for losses on loans                             9,491                 8,936
OTHER INCOME

Service fees, charges and other operating                                                       1,969                 1,328
Commission income                                                                                 820                   671
Bank owned life insurance                                                                         150                    79
Gain on sale of loans                                                                             209                   318
Gain on sale of securities                                                                        139                   143
---------------------------------------------------------------------------------------------------------------------------
            Total other income                                                                  3,287                 2,539
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits                                                              4,300                 3,582
Occupancy and equipment                                                                           993                 1,002
Federal deposit insurance premiums                                                                 32                    30
Franchise taxes                                                                                   316                    53
Other operating                                                                                 2,324                 1,839
Amortization of core deposit intangible                                                           284                    72
Merger-related expenses                                                                                                 317
---------------------------------------------------------------------------------------------------------------------------
            Total general, administrative and other expense                                     8,249                 6,895
---------------------------------------------------------------------------------------------------------------------------
            Earnings before federal income taxes                                                4,529                 4,580
FEDERAL INCOME TAXES

Current                                                                                           710                 1,351
Deferred                                                                                          325                   (31)
---------------------------------------------------------------------------------------------------------------------------
            Total federal income taxes                                                          1,035                 1,320
---------------------------------------------------------------------------------------------------------------------------
            NET EARNINGS                                                                      $ 3,494               $ 3,260
===========================================================================================================================
            EARNINGS PER SHARE
                Basic                                                                         $    .63              $   .59
===========================================================================================================================
                Diluted                                                                       $    .62              $   .57
===========================================================================================================================
            DIVIDENDS PER SHARE                                                               $    .19              $   .17
===========================================================================================================================



Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                                                For the Three Months Ended
                                                                                                --------------------------
                                                                                                         March 31,
(In thousands)                                                                                  2005                   2006
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)

Net earnings                                                                                  $  3,494              $  3,260
Other comprehensive income, net of tax:
     Unrealized losses on securities designated as available for sale,
       net of benefits of $(63) and $(515), respectively                                          (117)                 (956)
     Reclassification adjustment for realized gains included in net earnings,
       net of taxes of $49 and $50, respectively                                                   (90)                  (93)
----------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                                          $  3,287              $  2,211
============================================================================================================================

Accumulated comprehensive loss                                                                $   (548)             $   (444)
============================================================================================================================


Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Three Months Ended
                                                                                    --------------------------
                                                                                             March 31,
(In thousands)                                                                            2006           2005
---------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings for the period                                                      $  3,494        $  3,260
     Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation and amortization                                                  358             346
            Amortization of core deposit intangible                                        284              72
            Gain on sale of securities                                                    (139)           (143)
            Amortization of premiums, discounts and mortgage servicing rights - net        116             325
            Proceeds from sale of loans in secondary market                             11,058           9,792
            Loans disbursed for sale in secondary market                               (10,621)         (9,338)
            Gain on sale of loans                                                         (127)           (198)
            Loss on disposition of assets                                                   --              95
            Accretion of deferred loan origination fees                                    (75)            (42)
            Loss on sale of other real estate owned                                         22              16
                Purchase of loans                                                         (450)             --

            Federal Home Loan Bank stock dividends                                        (108)            (73)
            Provision for losses on loans                                                  200             750
            Compensation expense related to stock incentive plan                            12              --
            Bank owned life insurance income                                              (150)            (79)
            Increase (decrease) in cash due to changes in:
                Prepaid expenses and other assets                                         (950)           (371)
                Accrued interest receivable                                               (129)           (566)
                Accrued interest payable and other liabilities                             (27)           (716)
                Federal income taxes
                  Current                                                                  660           1,210
                  Deferred                                                                 325             (31)
---------------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                            3,753           4,309
CASH FLOWS USED IN INVESTING ACTIVITIES:

       Loan disbursements                                                              (78,454)        (80,265)
       Principal repayments on loans                                                    75,932          65,032
       Principal repayments on mortgage-backed securities designated
         as available for sale                                                           3,378           4,149
       Proceeds from sale of investment securities designated
         as available for sale                                                           9,611           4,501
       Proceeds from maturity of investment securities                                      38           1,290
       Proceeds from disposition of assets                                                  --               8
       Proceeds from sale of other real estate owned                                        36             688
       Purchase of investment securities designated
         as available for sale                                                         (14,640)        (27,305)
       Purchase of insurance agency                                                         --             (12)
       Decrease in federal funds sold - net                                              1,289             719
       Purchase of office premises and equipment                                        (2,227)           (594)
---------------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                               (5,037)        (31,789)
---------------------------------------------------------------------------------------------------------------
                    Net cash used in operating and investing activities
                      (balance carried forward)                                         (1,284)        (27,480)
---------------------------------------------------------------------------------------------------------------


Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                                                 For the Three Months Ended
                                                                                 --------------------------
                                                                                          March 31,
(In thousands)                                                                        2006            2005
-----------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)

                    Net cash used in operating and investing activities
                      (balance brought forward)                                   $ (1,284)        $(27,480)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

     Proceeds from securities sold under agreement to repurchase                    12,207           11,241
     Net increase (decrease) in deposit accounts                                     2,336           (3,889)
     Proceeds from Federal Home Loan Bank advances                                  23,000           18,000
     Repayments of Federal Home Loan Bank advances                                 (32,420)            (994)
     Repayments of notes payable                                                        --           (2,700)
     Dividends on common shares                                                     (1,054)            (949)
     Purchase of treasury shares                                                    (2,384)              --
     Proceeds from issuance of shares under stock option plan                          211              341
     Tax benefit of stock options exercised                                             81              142
-----------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                        1,977           21,192
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   693           (6,288)
Cash and cash equivalents at beginning of period                                    24,786           31,009
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $ 25,479         $ 24,721
===========================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
       Federal income taxes                                                       $     --         $     --
===========================================================================================================

       Interest on deposits and borrowings                                        $  9,394         $  6,140
===========================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

     Unrealized losses on securities designated as available for sale,
       net of related tax benefits                                                $   (207)        $ (1,049)
===========================================================================================================
     Recognition of mortgage servicing rights in accordance with SFAS No. 140     $     82         $    120
===========================================================================================================
     Transfer from loans to real estate acquired through foreclosure              $     97         $     33
===========================================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2006 and 2005


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

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2005. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year.

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

      At March 31, 2006, the Company had $357.2 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed with Oak Hill at market rates of interest.

      In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $220.4 million in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Also, as an operational philosophy, the Company

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2006 and 2005

3. Liquidity and Capital Resources (continued)
   ------------------------------------------

seeks to obtain advances to help with asset/liability management and liquidity. At March 31, 2006, the Company had $114.1 million of outstanding FHLB advances and letters of credit.

      The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company's customers. At March 31, 2006, the Company had total off-balance sheet contractual commitments consisting of $19.2 million to originate loans, $117.3 million in unused lines of credit and letters of credit totaling $16.6 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

      The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at March 31, 2006 by expiration period:

                                                 One year     One to       After
(In thousands)                                   or less   three years  three years   Total
---------------------------------------------------------------------------------------------
Loan commitments                                $  19,194   $      --   $      --   $  19,194
Unused lines of credit                             54,404      18,025      44,869     117,298
Letters of credit                                   6,631      10,000          --      16,631
---------------------------------------------------------------------------------------------
                                                $  80,229   $  28,025   $  44,869   $ 153,123
=============================================================================================


      The table below details the amount of contractual obligations outstanding at March 31, 2006, by expiration date:

                                                 One year     One to       After
(In thousands)                                   or less   three years  three years   Total
---------------------------------------------------------------------------------------------
Office premises and equipment                   $   1,192   $      --   $      --   $   1,192
Advances from the Federal Home Loan Bank           15,856      41,561      56,282     113,699
Securities sold under agreement to repurchase      10,470          --      20,000      30,470
Subordinated debentures                                --          --      23,000      23,000
Lease obligations                                     618         915         492       2,025
---------------------------------------------------------------------------------------------
                                                $  28,136   $  42,476   $  99,774   $ 170,386
=============================================================================================

4. Earnings Per Share
   ------------------

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options. The computations were as follows for the three-month periods ended March 31:

                                                                  For the
                                                            Three Months Ended
                                                                 March 31,
                                                                2006        2005
--------------------------------------------------------------------------------
Weighted-average common shares outstanding (basic)         5,567,489   5,566,360
Dilutive effect of assumed exercise of stock options          99,884     151,821
--------------------------------------------------------------------------------
Weighted-average common shares outstanding (diluted)       5,667,373   5,718,181
================================================================================

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2006 and 2005

4. Earnings Per Share (continued)
   ------------------------------

      Options to purchase 119,750 and 125,450 shares of common stock with a weighted-average exercise price of $37.12 and $37.21 were outstanding at March 31, 2006 and 2005, respectively, but were excluded from the computation of common share equivalents for the three month periods ended March 31, 2006 and 2005 because the exercise prices were greater than the average market price of the common shares.

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

      A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans, consumer installment loans and credit card loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. These homogeneous loan groups are evaluated for impairment in accordance with SFAS No. 5. With respect to the Company's

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2006 and 2005

5. Critical Accounting Policies (continued)
   ---------------------------------------

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

6. Stock Incentive Plan
   --------------------

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that cost related to the fair value of all equity-based awards to employees, including grants of employee stock options, be recognized in the financial statements.

      The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore have not restated its financial statements for prior periods. Under this method, the Company will apply the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Company will recognize compensation cost for the portion of

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2006 and 2005

6.  Stock Incentive Plan (continued)
    --------------------------------

equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards will be based on their grant-date fair value. For the three months ended March 31, 2006, the Company recorded $12,000 in compensation cost for equity-based awards that vested during the three months ended March 31, 2006. The Company has $71,000 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2006, which is expected to be recognized over a weighted-average period of 1.3 years.

      Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost ("excess tax benefits") be classified as financing cash flows. The Company had $81,000 of tax benefits classified as financing cash flows for the three months ended March 31, 2006.

      The Company accounted for its equity-based compensation awards prior to the adoption of SFAS No. 123(R) by applying APB Opinion No. 25 and related Interpretations, as permitted by SFAS No. 123. Accordingly, the Company did not recognize any compensation cost in its financial statements. Had compensation cost been recognized in accordance with the fair value recognition provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the three months ended March 31, 2005:

                                                                   For the
                                                              Three Months Ended
                                                                  March 31,
(In thousands, except share data)                                    2005
--------------------------------------------------------------------------------
Net earnings:
     As reported                                                 $   3,260
     Stock-based compensation, net of tax                             (259)
--------------------------------------------------------------------------------
Pro-forma net earnings                                           $   3,001
================================================================================
Basic earnings per share:
     As reported                                                 $    0.59
     Stock-based compensation, net of tax                            (0.05)
--------------------------------------------------------------------------------
     Pro-forma                                                   $    0.54
================================================================================
Diluted earnings per share:
     As reported                                                 $    0.57
     Stock-based compensation, net of tax                            (0.05)
--------------------------------------------------------------------------------
     Pro-forma                                                   $    0.52
================================================================================

      There were no options granted during the three months ended March 31, 2006. The fair value of each option granted in 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                                   2005
                                                                 --------
Dividend yield                                                     2.4%
Expected life                                                     4 years
Expected volatility                                                38.4%
Risk-free interest rate                                            4.25%

      The expected life of the options was based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate was based on the United States Treasury's rates at the dates of grant with maturity dates approximately equal to

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2006 and 2005

6.  Stock Incentive Plan (continued)
    --------------------------------

the expected life at the grant date. The expected volatility was based on the historical volatility of the Company's stock. The dividend yield was based on the Company's expectation of future dividend payouts.

      The Company has a stock incentive plan that provides for grants of options of up to 1,200,000 authorized, but unissued shares of its common stock, restricted stock, stock appreciation rights, and other equity-based compensation. The following is a summary of the changes in outstanding options for the three months ended March 31, 2006 and the twelve months ended December 31, 2005:

                                                Three Months Ended March 31, 2006         Twelve Months Ended December 31, 2005
--------------------------------------------------------------------------------------------------------------------------------
                                                                       Weighted-                                   Weighted-
                                                                        Average                                     Average
                                                                       Exercise                                    Exercise
                                                  Shares                 Price                Shares                 Price
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                 484,233              $23.14                582,466               $22.21
Granted                                                                                         8,000                32.76
Exercised                                          (14,500)             $15.61                (92,800)               16.60
Forfeited                                           (5,200)             $33.91                (13,433)               33.89
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of period                       464,533              $23.25                484,233               $23.14
===============================================================================================================================
Exercisable at end of period                       457,533                                    475,983
===============================================================================================================================
Weighted-average remaining contractual term                            7.1 years                                  7.3 years
===============================================================================================================================

7. Effects of Recent Accounting Pronouncements
   -------------------------------------------

      In February 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Instruments - an amendment of FASB Statements No. 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.

      SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Company, with earlier application allowed. The Company is currently evaluating SFAS No. 155, but does not expect it to have a material effect on the Company's financial position or results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140," to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

            o Separately recognize financial assets as servicing assets or servicing entities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;
            o Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable, and;
            o     Separately    present   servicing   assets   and   liabilities
                  subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

      Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2006 and 2005


7.  Effects of Recent Accounting Pronouncements (continued)
    -------------------------------------------------------

permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability.

      SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Company, with earlier application permitted. The Company is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Company's financial position or results of operations.

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

By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly and materially from those described in the forward-looking statements. These factors include, but are not limited to, those set forth below and under the heading "Business Risks" included in
Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 Form 10-K"), and other factors described in the 2005 Form 10-K, and from time-to-time in other filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date they are made. The Company assumes no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events.

Risk Factors

Oak Hill Financial, like other financial companies, is subject to a number of risks, many of which are outside of management's control. Management strives to mitigate those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect the Company's financial condition or results of operations, (3) liquidity risk, which is the risk that the Company will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, systems, or external events, and (5) legal risk, which is the risk of legal proceedings against the Company as well as regulatory and governmental reviews or investigations that arise in the course of the Company's business. The description of the Company's business contained in Item 1 of its 2005 Form 10-K, while not all inclusive, discusses a number of business risks that, in addition to the other information in this report, readers should carefully consider.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2006 and 2005

Discussion  of Financial  Condition  Changes from December 31, 2005 to March 31,
--------------------------------------------------------------------------------
2006
----

      The Company's total assets amounted to $1.2 billion at March 31, 2006, an increase of $5.2 million, or 0.4%, over the total at December 31, 2005. The increase in assets was funded primarily through an increase of $2.3 million, or 0.2% in deposits and a $12.2 million increase in repurchase agreements, which were partially offset by a decrease in FHLB advances of $9.4 million.

      Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $658,000, or 0.4%, to a total of $161.9 million at March 31, 2006, compared to December 31, 2005. Investment securities increased by $1.3 million, as purchases of $14.6 million exceeded maturities and repayments of $3.4 million and sales of $9.5 million. Federal funds sold decreased by $1.3 million during the three-month period ended March 31, 2006.

      Loans receivable, including loans held for sale, totaled $1.0 billion at March 31, 2006, an increase of $2.0 million, or 0.2%, over the comparable totals at December 31, 2005. Loan disbursements totaled $89.1 million during the three-month period ended March 31, 2006, which were partially offset by loan sales of $10.9 million and principal repayments of $75.9 million. Loan disbursements decreased by $528,000 when compared to the same period in 2005. Sales volume increased by $1.3 million when compared to the same period in 2005. Loan originations declined primarily due to the decrease in originations of commercial and other loans. Growth in the loan portfolio during the three months ended March 31, 2006 was comprised of a $9.9 million, or 1.4%, increase in commercial and residential real estate loans, a $1.4 million, or 2.6% increase in construction and land development loans and a $3.0 million, or 2.8%, increase in installment loans, which were partially offset by a $12.1 million, or 7.4%, decrease in commercial and other loans and a $208,000, or 9.5%, decrease in credit card loans. The allowance for loan losses totaled $13.7 million at March 31, 2006, an increase of $53,000, or 0.4%, over the total at December 31, 2005. The allowance for loan losses represented 1.33% of the total loan portfolio at March 31, 2006 and December 31, 2005.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2006 and 2005

Net charge-offs totaled approximately $146,000 and $535,000 for the three months ended March 31, 2006 and 2005, respectively. The Company's allowance represented 56.6% and 77.3% of nonperforming loans, which totaled $24.2 million and $17.7 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, nonperforming loans were comprised of, $16.7 million of loans secured primarily by commercial real estate, $7.2 million of loans secured by one-to-four family residential real estate, and $344,000 in installment loans. The Company continues to diligently explore several avenues to improve the status of such loans in a timely manner. In management's opinion, based upon its ongoing review, knowledge, and current information, the carrying value of commercial and non-residential credits are appropriate and all nonperforming loans were adequately collateralized or reserved for at March 31, 2006.

      Deposits totaled $980.7 million at March 31, 2006, an increase of $2.3 million, or 0.2%, over the total at December 31, 2005. Brokered deposits continued to be an integral part of the Company's overall funding strategy, although to a lesser extent, due to competitive rates and lower operational costs compared with retail deposits. Brokered deposits totaled $63.2 million with a weighted-average cost of 3.34% at March 31, 2006, as compared to the $80.5 million in brokered deposits with a 3.20% weighted-average cost at December 31, 2005. Proceeds from deposit growth were used primarily to fund loan originations.

      Advances from the Federal Home Loan Bank totaled $113.7 million at March 31, 2006, a decrease of $9.4 million, or 7.7%, from the total at December 31, 2005. Securities sold under agreements to repurchase totaled $30.5 million at March 31, 2006, an increase of $12.2 million, over the total at December 31, 2005. The increase resulted primarily from $20.0 million in reverse repurchase agreements incepted in March 2006, which were partially offset by the repayment of $10.0 million in reverse repurchase agreements incepted in March 2005.

      The Company's stockholders' equity amounted to $94.2 million at March 31, 2006, an increase of $153,000, or 0.2%, over the balance at December 31, 2005. The increase resulted primarily from net earnings of $3.5 million and proceeds from options exercised of $211,000, which were partially offset by $1.1 million in dividends and the Company's repurchase of 74,455 outstanding shares of common stock at an aggregate price of $2.4 million ($32.02 per share).

Comparison of Results of Operations for the Three-Month  Periods Ended March 31,
--------------------------------------------------------------------------------
2006 and 2005
-------------

The results of operations for the three months ended March 31, 2005, do not include the acquisition of Lawrence Financial, as Lawrence Financial was acquired on April 1, 2005.

General
-------

      Net earnings for the three months ended March 31, 2006 totaled $3.5 million, a $234,000, or 7.2%, increase over net earnings reported in the comparable 2005 period. The increase in earnings resulted primarily from a $5,000 increase in net interest income, a $748,000 increase in other income, a $285,000 decrease in the provision for federal income tax, and a $550,000 decrease in the provision for losses on loans, which were partially offset by a $1.4 million increase in general, administrative and other expenses.

Net Interest Income
-------------------

      Total interest income for the three months ended March 31, 2006, amounted to $19.0 million, an increase of $3.2 million, or 20.2%, from the comparable 2005 period. Interest income on loans totaled $17.4 million, an increase of $2.6 million, or 17.8%, over the 2005 period. This increase resulted primarily from a $100.7 million, or 10.8% increase in the average portfolio balance, to a total of $1.0 billion for the three months ended March 31, 2006, coupled with a 41 basis point increase in the average fully-taxable equivalent yield, to 6.87% for the three month period ended March 31, 2006. Interest income on investment securities and other interest-earning assets increased by $565,000, or 54.5%. This increase resulted primarily from a $41.6 million, or 40.1%, increase in the average portfolio balance, to a total of $145.5 million for the three months ended March 31, 2006, coupled with a 64 basis point increase in the average fully-taxable equivalent yield, to 5.35% for the three months ended March 31, 2006.

      Total interest expense amounted to $9.3 million for the three months ended March 31, 2006, an increase of $3.2 million, or 52.4%, over the comparable 2005 period. Interest expense on deposits increased by $2.5 million, or 53.8%, to a total of $7.2 million for the three months ended March 31, 2006. The increase resulted primarily from a $122.3 million, or 14.3%, increase in the average portfolio balance, to a total of $975.8 million for the three months ended March 31, 2006, coupled with a 77 basis point increase in the average cost of deposits, to 3.01% for the three months ended March 31, 2006. Interest expense on borrowings increased by $657,000, or 47.6%, for the three months ended March 31, 2006. The increase was due to a $27.6 million, or 20.1%, increase in the average

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2006 and 2005

borrowings outstanding for the three months ended March 31, 2006, coupled with a 93 basis point increase in the average cost of borrowings, to 5.01% for the three months ended March 31, 2006.

      As a result of the foregoing changes in interest income and interest expense, net interest income increased by $5,000, or 0.1%, for the three months ended March 31, 2006, as compared to the same period in 2005. The interest rate spread decreased 41 basis points, to 3.38% for the three months ended March 31, 2006, compared to 3.79% for the three months ended March 31, 2005. The fully-taxable equivalent net interest margin decreased 41 basis points, from 3.89% to 3.48% for the three months ended March 31, 2005 and 2006, respectively.

Provision for Losses on Loans
-----------------------------

      A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $200,000 provision for losses on loans for the three months ended March 31, 2006, a decrease of $550,000, or 73.3%, compared to same period in 2005. The provision for losses on loans for the three months ended March 31, 2006 was predicated upon an increase of $6.5 million in nonperforming loans, from $17.7 million at December 31, 2005 to $24.2 million at March 31, 2006, the $2.0 million of growth in the loan portfolio, as well as net charge-offs of $146,000 during the quarter.

Other Income
------------

      Other income totaled $3.3 million for the three months ended March 31, 2006, an increase of $748,000, or 29.5%, over the amount reported in the comparable 2005 period. This increase resulted primarily from an $857,000, or 38.6% increase in service fees, charges and other income, which were partially offset by a $109,000, or 34.3%, decrease in gain on sale of loans. The increase in service fees, charges and other income was due primarily to an increase in service charges on deposits totaling $365,000, an increase in commission income of $149,000, an increase in ATM fees totaling $82,000, and an increase in bank owned life insurance income of $71,000 in the 2006 quarter. The reduction of gain on sale of loans is attributable to a $65,000 decrease in gains from the sale of Small Business Administration loans, coupled with a $44,000 decrease in gains from the sale of residential real estate loans.

General, Administrative and Other Expense
-----------------------------------------

      General, administrative and other expense totaled $8.2 million for the three months ended March 31, 2006, an increase of $1.4 million, or 19.6%, over the amount reported in the 2005 period. The increase resulted primarily from a $718,000, or 20.0%, increase in employee compensation and benefits and a $645,000, or 27.9%, increase in other operating expenses, including merger-related expenses in 2005, amortization of core deposit intangible, and franchise taxes, which were partially offset by a $9,000, or 0.9%, decrease in occupancy and equipment expense.

      The decrease in occupancy and equipment expense was due primarily to a $65,000, or 18.7%, decrease in maintenance contracts, a $31,000, or 15.3%, decrease in rent expense, and a $36,000 decrease in other occupancy and equipment expenses, which were partially offset by a $67,000, or 21.9% increase in depreciation expense and a $56,000, or 39.0% increase in utilities, property taxes and insurance. The increase in other expenses resulted primarily from a $211,000 increase in amortization of core deposit intangible, a $263,000 increase in franchise tax expense, a $75,000 increase in marketing expense, and a $49,000 increase in professional fees, coupled with incremental increases in other operating expenses year-to-year. The increase in compensation and benefits resulted primarily from an $848,000, or 26.5%, increase in salaries and wages attributable to yearly salary increases and the addition of staff in the Lawrence merger, a $61,000, or 28.7%, increase in group insurance, and a $5,000, or 1.3% increase in payroll tax expense.

Federal Income Taxes
--------------------

      The provision for federal income taxes amounted to $1.0 million for the three months ended March 31, 2006, a decrease of $285,000, or 21.6%, from the amount recorded in the comparable 2005 period. The decrease resulted primarily from a $125,000 increase in New Markets Tax Credits pursuant to the Bank's qualified investment in Oak Hill Community Development Corp., which was partially offset by a $51,000, or 1.1%, decrease in earnings before taxes. The effective tax rates were 22.9% and 28.8% for the three months ended March 31, 2006 and 2005, respectively.

Oak Hill Financial, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2006 and 2005


Item 3:           Quantitative and Qualitative Disclosure About Market Risk

                  There has been no significant change from disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4:           Controls and Procedures

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

                  At the end of the period covered by this report, the Company's management, with the participation of its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective at March 31, 2006.

                  The Company's management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2006. Based on this evaluation, there were no changes in the Company's internal control over financial reporting made during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Oak Hill Financial, Inc.
PART II - OTHER INFORMATION


Item1:            Legal Proceedings

                  Not applicable.

Item 1A:          Risk Factors

                  There  have  been  no  material   changes  from  risk  factors
                  disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2:           Unregistered Sales of Equity Securities and Use of Proceeds

                                                                       Total Number of       Maximum Number
                                                                      Shares Purchased     of Shares that May
                                                                     As Part of Publicly    Yet Be Purchased
                           Total Number of        Average Price        Announce Plans        Under the Plans
                          Shares Purchased       Paid Per Share          or Programs         or Programs(1)
-------------------------------------------------------------------------------------------------------------
January 1, 2006 -
January 31, 2006                52,055                 $32.45              52,055                     --
-------------------------------------------------------------------------------------------------------------
February 1, 2006 -
February 28, 2006                   --                 $   --                  --                278,000
-------------------------------------------------------------------------------------------------------------
March 1, 2006 -
March 31, 2006                  22,400                 $31.01              22,400                255,600
=============================================================================================================


(1) During January 2006, the Company completed the share repurchase plan announced on May 26, 2005. On February 21, 2006, the Company announced that its Board of Directors had authorized management to repurchase up to 278,000 shares of the Company's common stock through open market or privately negotiated transactions. The authorization does not have an expiration date.


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

Item 5:           Other Information
                  -----------------
                  Not applicable.

Item 6:           Exhibits
                  --------

                  Exhibits:

                  Exhibit Number                     Description
                  --------------                     -----------

                  31(a)             Certification of Chief Executive Officer, R.
                                    E. Coffman, Jr., dated May 4, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("SOX").

                  31(b) Certification of Chief Financial Officer, Ron J. Copher, dated May 4, 2006, pursuant to Section 302 of SOX.

                  32(a)             Certification of Chief Executive Officer, R.
                                    E. Coffman, Jr., dated May 4, 2006, pursuant
                                    to  18  U.S.C.   Section  1350,  as  adopted
                                    pursuant to Section 906 of SOX. -

                  32(b) Certification of Chief Financial Officer, Ron J. Copher, dated May 4, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX. -

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Oak Hill Financial, Inc.



Date: May 4, 2006                     By:  /s/ R. E. Coffman, Jr.
                                         --------------------------------------
                                           R. E. Coffman, Jr.
                                           President & Chief  Executive Officer




Date: May 4, 2006                     By:  /s/ Ron J. Copher
                                         --------------------------------------
                                           Ron J. Copher
                                           Chief Financial Officer