Form 10-Q/A
period 2006-03-31
OAK HILL FINANCIAL INC
filed 2006-05-26
CIK 949953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1

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


                                 Yes [_] No [X]


         As of May 26, 2006, the latest practicable date, 5,407,839 shares of the Registrant's common stock, $.50 stated value, were outstanding.

Oak Hill Financial, Inc. (the "Company") timely filed its Quarterly Report Form 10-Q for the quarterly period ended March 31, 2006 with the Securities and Exchange Commission ("SEC") on May 8, 2006. This Amendment No. 1 to Quarterly Report on Form 10-Q is filed to add exhibit 32(b), Certification of Chief Financial Officer, Ron J. Copher, dated May 26, 2006, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of SOX. Although the Company-approved proof copy of its Quarterly Report Form 10Q included such exhibit, the EDGAR processor firm retained by the Company inadvertently did not include such exhibit in the EDGAR filing submitted to the SEC on behalf of the Company. In response to Company inquiry, such EDGAR processor firm has advised the Company that controls over the firm's EDGAR submission process have been modified to detect and prevent such error from occurring in the future.


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

Item 4:           Controls and Procedures
                  -----------------------

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

Oak Hill Financial, Inc.
PART II - OTHER INFORMATION


Item1:            Legal Proceedings
                  -----------------

                  Not applicable.

Item 1A:          Risk Factors
                  ------------

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

Item 5:           Other Information
                  -----------------
                  Not applicable.

Item 6:           Exhibits
                  --------

                  Exhibits:

                  Exhibit Number    Description
                  --------------    -----------

                  31(a)             Certification of Chief Executive Officer, R.
                                    E.  Coffman,   Jr.,   dated  May  26,  2006,
                                    pursuant    to    Section    302    of   the
                                    Sarbanes-Oxley Act of 2002 ("SOX").

                  31(b) Certification of Chief Financial Officer, Ron J. Copher, dated May 26, 2006, pursuant to Section 302 of SOX.

                  32(a)             Certification of Chief Executive Officer, R.
                                    E.  Coffman,   Jr.,   dated  May  26,  2006,
                                    pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX. -

                  32(b) Certification of Chief Financial Officer, Ron J. Copher, dated May 26, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX. -

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Oak Hill Financial, Inc.



Date: May 26, 2006                       By:  /s/ R. E. Coffman, Jr.
                                             ------------------------------
                                             R. E. Coffman, Jr.
                                             President & Chief Executive Officer




Date: May 26, 2006                       By:  /s/ Ron J. Copher
                                             ------------------------------
                                             Ron J. Copher
                                             Chief Financial Officer