Form 10-Q
period 2006-06-30
OAK HILL FINANCIAL INC
filed 2006-08-08
CIK 949953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2006

Commission File Number: 0-26876

OAK HILL FINANCIAL, INC.
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1010517 (I.R.S. Employer Identification Number)
14621 S. R. 93 Jackson, Ohio (Address of principal executive office)	45640 (Zip Code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell copany (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 8, 2006, the latest practicable date, 5,379,915 shares of the Registrant’s common stock, $.50 stated value, were outstanding.

Oak Hill Financial, Inc.

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
(In thousands, except share data)	2006	2005
	(Unaudited)
ASSETS

Cash and due from banks	$22,808	$24,786
Federal funds sold	1,946	1,614
Investment securities designated as available for sale - at market	139,516	131,193
Investment securities designated as held to maturity - at cost (approximate market
value of $3,780 and $3,851 at June 30, 2006 and December 31, 2005, respectively)	3,608	3,619
Loans receivable - net	1,023,174	1,014,673
Loans held for sale - at lower of cost or market	455	410
Office premises and equipment - net	26,208	22,736
Federal Home Loan Bank stock - at cost	7,845	7,626
Real estate acquired through foreclosure	1,018	376
Accrued interest receivable on loans	4,128	4,156
Accrued interest receivable on investment securities	916	875
Goodwill - net	7,935	7,935
Core deposit intangible - net	3,556	4,068
Bank owned life insurance	13,216	12,948
Prepaid expenses and other assets	3,258	1,561
Prepaid federal income taxes	1,424	1,178
Deferred federal income taxes	1,760	1,304
TOTAL ASSETS	$1,262,771	$1,241,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$96,365	$97,575
Savings and time deposits	881,673	880,821
Total deposits	978,038	978,396
Securities sold under agreements to repurchase	42,606	18,263
Advances from the Federal Home Loan Bank	124,477	123,119
Subordinated debentures	23,000	23,000
Accrued interest payable and other liabilities	4,404	4,199
Total liabilities	1,172,525	1,146,977
Stockholders’ equity
Common stock - $.50 stated value; authorized 15,000,000 shares,
5,874,634 shares issued at June 30, 2006 and December 31, 2005	2,937	2,937
Additional paid-in capital	13,707	13,952
Retained earnings	89,917	85,505
Treasury stock (494,878 and 270,420 shares at June 30, 2006 and
December 31, 2005, respectively - at cost)	(14,498)	(7,972)
Accumulated comprehensive loss:
Unrealized loss on securities designated as available for sale, net
of related tax effects	(1,817)	(341)
Total stockholders’ equity	90,246	94,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,262,771	$1,241,058

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the		For the
	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands, except share data)	2006	2005	2006	2005
	(Unaudited)
INTEREST INCOME

Loans	$35,272	$30,425	$17,903	$15,685
Investment securities	3,026	2,235	1,561	1,291
Interest-bearing deposits and other	320	207	183	114
Total interest income	38,618	32,867	19,647	17,090
INTEREST EXPENSE

Deposits	15,098	10,249	7,856	5,539
Borrowings	4,309	2,946	2,271	1,565
Total interest expense	19,407	13,195	10,127	7,104
Net interest income	19,211	19,672	9,520	9,986
Provision for losses on loans	1,273	5,459	1,073	4,709
Net interest income after provision for losses on loans	17,938	14,213	8,447	5,277
OTHER INCOME

Service fees, charges and other operating	4,186	3,081	2,217	1,753
Commissions income	1,693	1,361	873	690
Bank owned life insurance	269	189	119	110
Gain on sale of loans	542	542	333	224
Gain (loss) on sale of securities	104	370	(35)	227
Total other income	6,794	5,543	3,507	3,004
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits	8,404	7,576	4,104	3,994
Occupancy and equipment	1,980	2,053	987	1,051
Federal deposit insurance premiums	63	60	31	30
Franchise taxes	796	103	480	50
Other operating	4,761	4,178	2,437	2,339
Amortization of core deposit intangible	512	371	228	299
Merger-related expenses	-	453	-	136
Total general, administrative and other expense	16,516	14,794	8,267	7,899
Earnings before federal income taxes (benefits)	8,216	4,962	3,687	382
FEDERAL INCOME TAX (BENEFITS)

Current	1,389	137	679	(1,214)
Deferred	339	964	14	995
Total federal income tax (benefits)	1,728	1,101	693	(219)
NET EARNINGS	$6,488	$3,861	$2,994	$601
EARNINGS PER SHARE
Basic	$1.18	$.68	$.55	$.10
Diluted	$1.16	$.66	$.54	$.10
DIVIDENDS PER SHARE	$.38	$.34	$.20	$.17

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the		For the
	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Net earnings	$6,488	$3,861	$2,994	$601
Other comprehensive income (loss), net of related tax effects:
Unrealized gains (losses) on securities designated as available for sale, net of taxes (benefits) of $(758), $192, $(695) and
$707, respectively	(1,408)	356	(1,291)	1,312
Reclassification adjustment for realized (gains) losses included in net earnings, net of taxes (benefits) of $36, $131, $(12) and
$79, respectively	(68)	(239)	23	(148)
Comprehensive income	$5,012	$3,978	$1,726	$1,765
Accumulated comprehensive income (loss)	$(1,817)	$722	$(1,817)	$722

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
(In thousands)	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings for the period	$6,488	$3,861
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	730	868
Amortization of core deposit intangible	512	371
Gain on sale of securities	(104)	(370)
Amortization of premiums, discounts and mortgage servicing rights - net	384	588
Proceeds from sale of loans in secondary market	17,546	17,701
Loans disbursed for sale in secondary market	(17,262)	(17,128)
Gain on sale of loans	(329)	(317)
Gain on disposition of assets	-	(85)
Accretion of deferred loan origination fees	(227)	(258)
Loss on sale of other real estate owned	44	203
Purchase of loans	(451)	-
Federal Home Loan Bank stock dividends	(219)	(163)
Provision for losses on loans	1,273	5,459
Compensation expense related to stock incentive plan	23	-
Bank owned life insurance income	(269)	(189)
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(1,696)	(1,155)
Accrued interest receivable	(13)	(329)
Accrued interest payable and other liabilities	205	1,268
Federal income taxes
Current	(246)	1,008
Deferred	339	964
Net cash provided by operating activities	6,728	12,297
CASH FLOWS USED IN INVESTING ACTIVITIES:

Loan disbursements	(163,667)	(152,440)
Principal repayments on loans	153,156	137,132
Principal repayments on mortgage-backed securities designated
as available for sale	7,343	8,367
Proceeds from sale of investment securities designated
as available for sale	13,900	18,891
Proceeds from maturity of investment securities	1,172	1,100
Proceeds from disposition of assets	-	279
Proceeds from sale of other real estate owned	544	970
Purchase of investment securities designated
as available for sale	(33,210)	(45,614)
Purchase of insurance agency	-	(12)
(Increase) decrease in federal funds sold - net	(332)	147
Purchase of office premises and equipment	(4,232)	(1,091)
Lawrence Financial acquisition - net of cash paid	-	6,674
Net cash used in investing activities	(25,326)	(25,597)
Net cash used in operating and investing activities
(balance carried forward)	(18,598)	(13,300)

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Six Months Ended
	June 30,
(In thousands)	2006	2005
	(Unaudited)
Net cash used in operating and investing activities
(balance brought forward)	$(18,598)	$(13,300)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Net proceeds from securities sold under agreement to repurchase	24,343	13,389
Net decrease in deposit accounts	(211)	(9,764)
Proceeds from Federal Home Loan Bank advances	28,000	12,500
Repayments of Federal Home Loan Bank advances	(26,642)	(8,677)
Repayments of notes payable	-	(2,700)
Proceeds from issuance of subordinated debentures	-	5,000
Dividends on common shares	(2,076)	(1,920)
Purchase of treasury shares	(7,279)	(3,801)
Proceeds from issuance of shares under stock option plan	367	1,259
Tax benefit of stock options exercised	118	373
Net cash provided by financing activities	16,620	5,659
Net decrease in cash and cash equivalents	(1,978)	(7,641)
Cash and cash equivalents at beginning of period	24,786	31,009
Cash and cash equivalents at end of period	$22,808	$23,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Federal income taxes	$1,549	$744
Interest on deposits and borrowings	$19,369	$12,984

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Unrealized gains (losses) on securities designated as available for sale,
net of related tax benefits	$(1,476)	$117
Recognition of mortgage servicing rights in accordance with SFAS No. 140	$213	$225
Transfer from loans to real estate acquired through foreclosure	$779	$33
Loans identified as held for sale	$455	$-
Fair value of assets acquired in acquisition of Lawrence Financial	$-	$125,121
Common stock issued in acquisition of Lawrence Financial	$-	$8,589
Goodwill and other intangible assets arising from acquisitions - net	$-	$9,162

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2006 and 2005

1. Basis of Presentation

Oak Hill Financial, Inc. (the “Company”) is a financial holding company the principal assets of which have been its ownership of Oak Hill Banks (“Oak Hill”) and Oak Hill Financial Insurance (“OHFI”). The Company also owns forty-nine percent of Oak Hill Title Agency, LLC (“Oak Hill Title”) which provides title services for commercial and residential real estate transactions. Accordingly, the Company’s results of operations are primarily dependent upon the results of operations of its subsidiaries.

On April 1, 2005, the Company acquired Lawrence Financial Holdings, Inc. (“Lawrence Financial”) for a purchase price of approximately $15.3 million, which included net cash consideration of $6.7 million. In addition, the Company issued 221,051 shares of common stock to Lawrence Financial shareholders. The transaction added $116.9 million in assets, $76.5 million in loans, $104.2 million in deposits and $8.6 million in equity to the Company.

Oak Hill conducts a general commercial banking business in southern and central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. OHFI is an insurance agency specializing in group health insurance and other employee benefits.

Oak Hill’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Oak Hill can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management’s control.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2005. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six and three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

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

At June 30, 2006, the Company had $381.7 million of certificates of deposit maturing within one year. It has been the Company’s historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management’s belief that maturing certificates of deposit over the next year will similarly be renewed with Oak Hill at market rates of interest.

In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $222.3 million in advances from the Federal Home Loan Bank of Cincinnati (“FHLB”). Also, as an operational philosophy, the Company

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2006 and 2005

3. Liquidity and Capital Resources (continued)

seeks to obtain advances to help with asset/liability management and liquidity. At June 30, 2006, the Company had $129.9 million of outstanding FHLB advances and letters of credit.

The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company’s customers. At June 30, 2006, the Company had total off-balance sheet contractual commitments consisting of $12.3 million to originate loans, $120.0 million in unused lines of credit and letters of credit totaling $16.8 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at June 30, 2006 by expiration period:

	One year	One to	After
(In thousands)	or less	three years	three years	Total

Loan commitments	$12,323	$-	$-	$12,323
Unused lines of credit	54,047	23,557	42,437	120,041
Letters of credit	6,709	10,125	-	16,834
	$73,079	$33,682	$42,437	$149,198

The table below details the amount of contractual obligations outstanding at June 30, 2006, by expiration date:

	One year	One to	After
(In thousands)	or less	three years	three years	Total

Office premises and equipment	$165		$ $	$165
Advances from the Federal Home Loan Bank	32,351	26,055	66,071	124,477
Securities sold under agreement to repurchase	12,606		30,000	42,606
Subordinated debentures			23,000	23,000
Lease obligations	598	823	435	1,856
	$45,720	$26,878	$119,506	$192,104

4. Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options. The computations were as follows for the six and three month periods ended June 30:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted-average common shares outstanding (basic)	5,512,408	5,682,908	5,457,931	5,798,175
Dilutive effect of assumed exercise of stock options	93,796	138,156	87,797	124,163
Weighted-average common shares outstanding (diluted)	5,606,204	5,821,064	5,545,728	5,922,338

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2006 and 2005

4. Earnings Per Share (continued)

Options to purchase 174,450 and 122,250 shares of common stock with a weighted-average exercise price of $34.99 and $37.21 were outstanding at June 30, 2006 and 2005, respectively, but were excluded from the computation of common share equivalents for the six and three month periods ended June 30, 2006 and 2005 because the exercise prices were greater than the average market price of the common shares.

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

The Company accounts for its allowance for losses on loans in accordance with SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Both Statements require the Company to evaluate the collectibility of both contractual interest and principal loan payments. SFAS No. 5 requires the accrual of a loss when it is probable that a loan has been impaired and the amount of the loss can be reasonably estimated. SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an alternative, at the loans’ observable market price or fair value of the collateral if the loan is collateral dependent.

A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans, consumer installment loans and credit card loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. These homogeneous loan groups are evaluated for impairment in accordance with SFAS No. 5. With respect to the Company’s

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2006 and 2005

5. Critical Accounting Policies (continued)

investment in commercial and other loans, and its evaluation of impairment thereof, management believes such loans are adequately collateralized and as a result impaired loans are carried as a practical expedient at the lower of cost or fair value.

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

Goodwill represents the excess purchase price paid over the net book value of the assets acquired in a merger or acquisition. Pursuant to SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is not amortized, but is tested for impairment at the reporting unit annually and whenever an impairment indicator arises. The evaluation involves assigning assets and liabilities to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount of the reporting unit exceeds the fair value, goodwill is considered impaired. The impairment loss equals the excess of carrying value over fair value.

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

6. Stock Incentive Plan

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that cost related to the fair value of all equity-based awards to employees, including grants of employee stock options, be recognized in the financial statements.

The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore has not restated its financial statements for prior periods. Under this method, the Company will apply the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Company will recognize compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered (“unvested equity-based awards”) that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards will be based on their grant-date fair value. For the six and three month periods ended June 30, 2006, the Company recorded $23,000 and $11,000 in compensation cost for equity-based awards that vested during the six and three months ended June 30, 2006. The Company has $60,000 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2006, which is expected to be recognized over a weighted-average period of 1.2 years.

Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (“excess tax benefits”) be classified as financing cash flows. The Company had $118,000 of tax benefits classified as financing cash flows for the six months ended June 30, 2006.

The Company accounted for its equity-based compensation awards prior to the adoption of SFAS No. 123(R) by applying APB Opinion No. 25 and related Interpretations, as permitted by SFAS No. 123. Accordingly, the Company did not recognize any compensation cost in its financial statements. Had compensation cost been recognized in accordance with the fair value recognition

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2006 and 2005

6. Stock Incentive Plan (continued)

provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the six and three months ended June 30, 2005:

	For the Six Months Ended	For the Three Months Ended
(In thousands, except share data)	June 30, 2005	June 30, 2005

Net earnings:
As reported	$3,861	$601
Stock-based compensation, net of tax	(506)	(253)
Pro-forma net earnings	$3,355	$348
Basic earnings per share:
As reported	$.68	$.10
Stock-based compensation, net of tax	(.09)	(.04)
Pro-forma	$.59	$.06
Diluted earnings per share:
As reported	$.66	$.10
Stock-based compensation, net of tax	(.08)	(.04)
Pro-forma	$.58	$.06

There were no options granted during the six months ended June 30, 2006. The fair value of each option granted in 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

2005
Dividend yield	2.4%
Expected life	4 years
Expected volatility	38.4%
Risk-free interest rate	4.25%

The expected life of the options was based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate was based on the United States Treasury’s rates at the dates of grant with maturity dates approximately equal to the expected life at the grant date. The expected volatility was based on the historical volatility of the Company’s stock. The dividend yield was based on the Company’s expectation of future dividend payouts.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2006 and 2005

6. Stock Incentive Plan (continued)

The Company has a stock incentive plan that provides for grants of options of up to 1,200,000 authorized, but unissued shares of its common stock, restricted stock, stock appreciation rights, and other equity-based compensation. The following is a summary of the changes in outstanding options for the six months ended June 30, 2006 and the year ended December 31, 2005:

	Six Months Ended June 30, 2006		Year Ended December 31, 2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	484,233	$23.14	582,466	$22.21
Granted			8,000	32.76
Exercised	(22,750)	15.72	(92,800)	16.60
Forfeited	(7,900)	33.75	(13,433)	33.89
Outstanding at end of period	453,583	$23.32	484,233	$23.14

Exercisable at end of period	446,583		475,983

Weighted-average remaining contractual term		6.9 years		7.3 years

7. Effects of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Instruments - an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Company, with earlier application allowed. The Company is currently evaluating SFAS No. 155, but does not expect it to have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

•
Separately recognize financial assets as servicing assets or servicing entities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;

•	Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable, and;
•
Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six and three month periods ended June 30, 2006 and 2005

7. Effects of Recent Accounting Pronouncements (continued)

permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability.

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Company, with earlier application permitted. The Company is currently evaluating SFAS No. 156, but does not expect it to have a material adverse effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 as to the Company. The Company is currently evaluating FIN 48, but does not expect it to have a material adverse effect on the Company’s financial position or results of operations.

Forward-Looking Statements

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements about the Company. These forward-looking statements include statements regarding financial condition, results of operations, plans, objectives, and the future performance and business of the Company, including management’s establishment of an allowance for loan losses, its statements regarding the adequacy of such allowance for loan losses, and management’s belief that the allowance for loan losses is adequate. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly and materially from those described in the forward-looking statements. These factors include, but are not limited to, those set forth below and under the heading “Business Risks” included in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”), and other factors described in the 2005 Form 10-K, and from time-to-time in other filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date they are made. The Company assumes no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events.

Risk Factors

Oak Hill Financial, like other financial companies, is subject to a number of risks, many of which are outside of management’s control. Management strives to mitigate those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan customers or other counterparties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect the Company’s financial condition or results of operations, (3) liquidity risk, which is the risk that the Company will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, systems, or external events, and (5) legal risk, which is the risk of legal proceedings against the Company as well as regulatory and governmental reviews or investigations that arise in the course of the Company’s business. The description of the Company’s business contained in Item 1 of its 2005 Form 10-K, while not all inclusive, discusses a number of business risks that, in addition to the other information in this report, readers should carefully consider.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2006 and 2005

Discussion of Financial Condition Changes from December 31, 2005 to June 30, 2006

The Company’s total assets amounted to $1.3 billion at June 30, 2006, an increase of $21.7 million, or 1.7%, over the total at December 31, 2005. The increase in assets was funded primarily through an increase of $24.3 million in repurchase agreements and a $1.4 million, or 1.1% increase in FHLB advances, which were partially offset by a decrease in deposits of $358,000.

Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $6.7 million, or 4.1%, to a total of $167.9 million at June 30, 2006, compared to December 31, 2005. Investment securities increased by $8.3 million, as purchases of $33.2 million exceeded maturities and repayments of $8.5 million and sales of $13.8 million. Federal funds sold increased by $332,000 during the six-month period ended June 30, 2006.

Loans receivable, including loans held for sale, totaled $1.0 billion at June 30, 2006, an increase of $8.5 million, or 0.8%, over the comparable totals at December 31, 2005. Loan disbursements and purchases totaled $181.4 million during the six-month period ended June 30, 2006, which were partially offset by loan sales of $17.2 million and principal repayments of $153.2 million. Loan disbursements and purchases increased by $11.8 million when compared to the same period in 2005. Sales volume decreased by $167,000 when compared to the same period in 2005. Loan originations increased primarily due to the increase in originations of commercial and other loans. Growth in the loan portfolio during the six months ended June 30, 2006 was comprised of a $14.1 million, or 2.0%, increase in commercial and residential real estate loans, a $2.7 million, or 5.1%, increase in construction and land development loans, and a $3.7 million, or 3.5%, increase in installment loans, which were partially offset by a $12.0 million, or 7.3%, decrease in commercial and other loans and a $29,000, or 1.3%, decrease in credit card loans. The allowance for loan losses totaled $13.7 million at June 30, 2006, an increase of $25,000, or 0.2%, over the total at December 31, 2005. The allowance for loan losses represented 1.32% and 1.33% of the total loan portfolio at June 30, 2006 and December 31, 2005, respectively.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2006 and 2005

Net charge-offs totaled approximately $1.2 million and $4.4 million for the six months ended June 30, 2006 and 2005, respectively. The Company’s allowance represented 73.9% and 77.3% of nonperforming loans, which totaled $18.5 million and $17.7 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, nonperforming loans were comprised of $7.2 million of loans secured primarily by commercial real estate, $2.3 million in commercial and other loans, $8.6 million secured by one-to-four family residential real estate, and $367,000 in installment and credit card loans loans. The Company continues to diligently explore several avenues to improve the status of such loans in a timely manner. In management’s opinion, based upon its ongoing review, knowledge, and current information, the carrying value of commercial and non-residential credits are appropriate and all nonperforming loans were adequately collateralized or reserved for at June 30, 2006.

Deposits totaled $978.0 million at June 30, 2006, a decrease of $358,000 from the total at December 31, 2005. Brokered deposits continued to be an integral part of the Company’s overall funding strategy, although to a lesser extent, due to competitive rates and lower operational costs compared with retail deposits. Brokered deposits totaled $46.4 million with a weighted-average cost of 3.57% at June 30, 2006, as compared to the $80.5 million in brokered deposits with a 3.20% weighted-average cost at December 31, 2005.

Advances from the Federal Home Loan Bank totaled $124.5 million at June 30, 2006, an increase of $1.4 million, or 1.1%, over the total at December 31, 2005. Securities sold under agreements to repurchase totaled $42.6 million at June 30, 2006, an increase of $24.3 million, over the total at December 31, 2005. The increase resulted primarily from $20.0 million in reverse repurchase agreements incepted in March 2006 and $10.0 million incepted in April 2006, which were partially offset by the repayment of $10.0 million in reverse repurchase agreements originally incepted in March 2005.

The Company’s stockholders’ equity amounted to $90.2 million at June 30, 2006, a decrease of $3.8 million, or 4.1%, from the balance at December 31, 2005. The decrease resulted primarily from $2.1 million in dividends, the Company’s repurchase of 249,655 outstanding shares of common stock at an aggregate price of $7.3 million ($29.16 per share), and a $1.5 million increase in the unrealized loss on securities available for sale, net of tax, which were partially offset by net earnings of $6.5 million and proceeds from options exercised of $367,000.

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2006 and 2005

General

Net earnings for the six months ended June 30, 2006 totaled $6.5 million, a $2.6 million, or 68.0%, increase over net earnings reported in the comparable 2005 period. The increase in earnings resulted primarily from a $4.2 million decrease in the provision for losses on loans and a $1.3 million increase in total other income, which were partially offset by a $1.7 million increase in general, administrative and other expenses, a $627,000 increase in the provision for federal income tax expense, and $461,000 decrease in net interest income.

Net Interest Income

Total interest income for the six months ended June 30, 2006, amounted to $38.6 million, an increase of $5.8 million, or 17.5%, over the comparable 2005 period. Interest income on loans totaled $35.3 million, an increase of $4.8 million, or 15.9%, over the 2005 period. This increase resulted primarily from a $62.1 million, or 6.4%, increase in the average portfolio balance, to a total of $1.0 billion for the six months ended June 30, 2006, coupled with a 58 basis point increase in the average fully-taxable equivalent yield, to 6.92% for the six month period ended June 30, 2006. Interest income on investment securities and other interest-earning assets increased by $904,000, or 37.0%. This increase resulted primarily from a $28.6 million, or 23.9%, increase in the average portfolio balance, to a total of $148.2 million for the six months ended June 30, 2006, coupled with a 51 basis point increase in the average fully-taxable equivalent yield, to 5.39% for the six months ended June 30, 2006.

Total interest expense amounted to $19.4 million for the six months ended June 30, 2006, an increase of $6.2 million, or 47.1%, over the comparable 2005 period. Interest expense on deposits increased by $4.8 million, or 47.3%, to a total of $15.1 million for the six months ended June 30, 2006. The increase resulted primarily from a $70.4 million, or 7.8%, increase in the average portfolio balance, to a total of $978.8 million for the six months ended June 30, 2006, coupled with an 83 basis point increase in the average cost of deposits, to 3.11% for the six months ended June 30, 2006. Interest expense on borrowings increased by $1.4 million, or 46.3%, for the six months ended June 30, 2006. The increase was due to a $28.7 million, or 20.3%, increase in the average borrowings outstanding for the six months ended June 30, 2006, coupled with a 91 basis point increase in the average cost of borrowings, to 5.11% for the six months ended June 30, 2006.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2006 and 2005

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $461,000, or 2.3%, for the six months ended June 30, 2006, as compared to the same period in 2005. The interest rate spread decreased 33 basis points, to 3.32% for the six months ended June 30, 2006, compared to 3.65% for the six months ended June 30, 2005. The fully-taxable equivalent net interest margin decreased 33 basis points, from 3.74% to 3.41% for the six months ended June 30, 2005 and 2006, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. As a result of such analysis, management recorded a $1.3 million provision for losses on loans for the six months ended June 30, 2006, a decrease of $4.2 million, or 76.7%, compared to same period in 2005. The provision for losses on loans for the six months ended June 30, 2006 gives effect to the increase of $843,000 in nonperforming loans over the period, the $8.5 million of growth in the loan portfolio, as well as net charge-offs of $1.2 million during the six months ended June 30, 2006.

Other Income

Other income totaled $6.8 million for the six months ended June 30, 2006, an increase of $1.3 million, or 22.6%, over the amount reported in the comparable 2005 period. This increase resulted primarily from a $1.4 million, or 32.4% increase in service fees, charges and other income, which was partially offset by a $266,000, or 71.9%, decrease in gain on sale of securities. The increase in service fees, charges and other income was due primarily to an increase in service charges on deposits totaling $605,000, an increase in commission income of $333,000, and an increase in ATM fees totaling $152,000. Bank owned life insurance increased by $80,000, or 42.3%, in the 2006 period.

General, Administrative and Other Expense

General, administrative and other expense totaled $16.5 million for the six months ended June 30, 2006, an increase of $1.7 million, or 11.6%, over the amount reported in the 2005 period. The increase resulted primarily from an $828,000, or 10.9%, increase in employee compensation and benefits and a $964,000, or 18.9%, increase in other operating expenses, including merger-related expenses in 2005, amortization of core deposit intangible, and franchise taxes, which were partially offset by a $73,000, or 3.6%, decrease in occupancy and equipment expense.

The decrease in occupancy and equipment expense was due primarily to a $120,000, or 17.6%, decrease in maintenance contracts, a $65,000, or 15.8%, decrease in rent expense, and a $74,000 decrease in other occupancy and equipment expenses, which were partially offset by an $83,000, or 12.2% increase in depreciation expense and a $103,000, or 36.8%, increase in utilities, property taxes and insurance. The increase in other expenses resulted primarily from a $141,000 increase in amortization of core deposit intangible, a $693,000 increase in franchise tax expense, a $284,000 increase in credit and collection expense, and a $36,000 increase in professional fees, coupled with incremental increases in other operating expenses year-to-year, all of which were partially offset by a $453,000 decrease in merger-related expenses incurred in the acquisition of Lawrence Financial. The increase in compensation and benefits resulted primarily from an $1.2 million, or 16.9%, increase in salaries and wages attributable to yearly salary increases and the addition of staff in the Lawrence merger and a $74,000, or 16.3%, increase in group insurance, which were partially offset by an $83,000, or 33.0%, decrease in retirement expense and an $11,000, or 1.6%, decrease in payroll tax expense.

Federal Income Taxes

The provision for federal income taxes totaled $1.7 million for the six months ended June 30, 2006, an increase of $627,000, or 56.9%, over the amount recorded in the comparable 2005 period. The increase resulted primarily from a $3.3 million, or 65.6%, increase in earnings before taxes, which was partially offset by $250,000 increase in New Markets Tax Credits pursuant to the Bank’s qualified investment in Oak Hill Community Development Corp. The effective tax rates were 21.0% and 22.2% for the six months ended June 30, 2006 and 2005, respectively.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2006 and 2005

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2006 and 2005

General

Net earnings for the three months ended June 30 2006 totaled $3.0 million, a $2.4 million increase over net earnings reported in the comparable 2005 period. The increase in earnings resulted primarily from a $3.6 million decrease in the provision for losses on loans and a $503,000 increase in other income, which were partially offset by a $912,000 increase in the provision for federal income tax, a $466,000 decrease in net interest income, and a $368,000 increase in general, administrative and other expenses.

Net Interest Income

Total interest income for the three months ended June 30, 2006, totaled $19.6 million, an increase of $2.6 million, or 15.0%, from the comparable 2005 period. Interest income on loans totaled $17.9 million, an increase of $2.2 million, or 14.1%, over the 2005 period. This increase resulted primarily from a $23.9 million, or 2.4% increase in the average portfolio balance, to a total of $1.0 billion for the three months ended June 30, 2006, coupled with a 73 basis point increase in the average fully-taxable equivalent yield, to 6.97% for the three month period ended June 30, 2006. Interest income on investment securities and other interest-earning assets increased by $339,000, or 24.1%. This increase resulted primarily from a $16.6 million, or 12.3%, increase in the average portfolio balance, to a total of $151.8 million for the three months ended June 30, 2006, coupled with a 39 basis point increase in the average fully-taxable equivalent yield, to 5.40% for the three months ended June 30, 2006.

Total interest expense amounted to $10.1 million for the three months ended June 30, 2006, an increase of $3.0 million, or 42.6%, over the comparable 2005 period. Interest expense on deposits increased by $2.3 million, or 41.8%, to a total of $7.9 million for the three months ended June 30, 2006. The increase resulted primarily from a $19.2 million, or 2.0%, increase in the average portfolio balance, to a total of $981.9 million for the three months ended June 30, 2006, coupled with a 90 basis point increase in the average cost of deposits, to 3.21% for the three months ended June 30, 2006. Interest expense on borrowings increased by $706,000, or 45.1%, for the three months ended June 30, 2006. The increase was due to a $29.7 million, or 20.4%, increase in the average borrowings outstanding for the three months ended June 30, 2006, coupled with an 88 basis point increase in the average cost of borrowings, to 5.20% for the three months ended June 30, 2006.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $466,000, or 4.7%, for the three months ended June 30, 2006, as compared to the same period in 2005. The interest rate spread decreased 27 basis points, to 3.26% for the three months ended June 30, 2006, compared to 3.53% for the three months ended June 30, 2005. The fully-taxable equivalent net interest margin decreased 27 basis points, from 3.61% to 3.34% for the three months ended June 30, 2005 and 2006, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. As a result of such analysis, management recorded a $1.1 million provision for losses on loans for the three months ended June 30, 2006, a decrease of $3.6 million, or 77.2%, compared to same period in 2005. The provision for losses on loans for the three months ended June 30, 2006 was predicated upon the $6.5 million of growth in the loan portfolio, as well as net charge-offs of $1.1 million during the quarter.

Other Income

Other income totaled $3.5 million for the three months ended June 30, 2006, an increase of $503,000, or 16.7%, over the amount reported in the comparable 2005 period. This increase resulted primarily from a $656,000, or 25.7%, increase in service fees, charges and other income, including commissions income, earnings from bank owned life insurance, and a $109,000, or 48.7%, increase on gain on sale of loans, which were partially offset by a $262,000 decrease in gain on sale of securities. The increase in the components of other income was due primarily to an increase in service charges on deposits totaling $240,000, an increase in commission income of $183,000, an increase in ATM fees totaling $70,000, and an increase in bank owned life insurance income of $9,000 in the 2006 quarter.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2006 and 2005

General, Administrative and Other Expense

General, administrative and other expense totaled $8.3 million for the three months ended June 30, 2006, an increase of $368,000, or 4.7%, over the amount reported in the 2005 period. The increase resulted primarily from a $110,000, or 2.8%, increase in employee compensation and benefits and a $322,000, or 11.4%, net increase in the operating expense category of merger-related expenses, deposit insurance, amortization of core deposit intangible, and franchise taxes, which were partially offset by a $64,000, or 6.1%, decrease in occupancy and equipment expense.

The decrease in occupancy and equipment expense was due primarily to a $56,000, or 16.5%, decrease in maintenance contracts, a $33,000, or 16.3%, decrease in rent expense, and a $36,000 decrease in other occupancy and equipment expenses, which were partially offset by a $15,000, or 4.2%, increase in depreciation expense and a $46,000, or 34.5%, increase in utilities, property taxes and insurance. The increase in other expenses resulted primarily from a $430,000 increase in franchise tax expense. The increase in compensation and benefits resulted primarily from a $322,000, or 8.6%, increase in salaries and wages attributable to yearly salary increases and the addition of staff and a $13,000, or 5.5%, increase in group insurance, which were partially offset by a $79,000, or 48.3%, decrease in retirement plans and a $16,000, or 5.1%, decrease in payroll tax expense.

Federal Income Taxes

The provision for federal income taxes amounted to $693,000 for the three months ended June 30, 2006, an increase of $912,000 over the benefits recorded in the comparable 2005 period. The increase resulted primarily from a $3.3 million increase in earnings before taxes, which was partially offset by a $125,000 increase in New Markets Tax Credits pursuant to the Bank’s qualified investment in Oak Hill Community Development Corp. The effective tax rates (benefit) were 18.8% and (57.3)% for the three months ended June 30, 2006 and 2005, respectively.

Item 3:                     Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4:                    Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

At the end of the period covered by this report, the Company’s management, with the participation of its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2006.

The Company’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2006. Based on this evaluation, there were no changes in the Company’s internal control over financial reporting made during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Oak Hill Financial, Inc.
PART II - OTHER INFORMATION

Item 1:                    Legal Proceedings

Not applicable.

Item 1A:                 Risk Factors

There have been no material changes from risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2:                    Unregistered Sales of Equity Securities and Use of Proceeds
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announce Plans	Under the Plans
	Shares Purchased	Paid Per Share	or Programs	or Programs(1)
April 1, 2006 -
April 30, 2006	63,500	$28.15	63,500	192,100
May 1, 2006 -
May 31, 2006	88,200	$28.08	88,200	103,900
June 1, 2006 -
June 30, 2006	23,500	$26.89	23,500	80,400

(1)
During January 2006, the Company completed the share repurchase plan announced on May 26, 2005. On February 21, 2006, the Company announced that its Board of Directors had authorized management to repurchase up to 278,000 shares of the Company’s common stock through open market or privately negotiated transactions. The authorization does not have an expiration date.

Item 3:                    Defaults Upon Senior Securities

Not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders

(a)
The Company had its 2006 Annual Meeting of Shareholders (“Annual Meeting”) on April 18, 2006. Holders of 5,223,211 common shares of the Company were present, in person or by proxy, representing 93.9% of the Company’s 5,560,345 common shares outstanding.

(b) and (c)                            The following persons were elected Class II members of the Company’s Board of Directors to serve until the 2008 Annual Meeting or until their successors are duly elected and qualified. Each person received the number of votes indicated below:

Name	Votes For	Votes Withheld

Candice R. DeClark-Peace	4,831,085	392,126
Barry M. Dorsey, Ed.D.	4,971,776	251,435
Donald R. Seigneur	4,830,880	392,331
William S. Siders	4,745,293	477,918
H. Grant Stephenson	4,592,623	630,588
Donald P. Wood	4,831,880	391,331

The continuing Class I Directors, whose terms expire at the 2007 Annual Meeting, are R. E. Coffman, Jr., John D. Kidd, D. Bruce Knox and Neil S. Strawser.

The proposal for ratification of the appointment of Grant Thornton LLP as independent registered public accounting firm for the Company for the year ending December 31,

2006, was approved with 5,206,194 votes FOR, 14,757 votes AGAINST and 2,260 votes ABSTAIN.

Item 5:                    Other Information

Not applicable.

Item 6:                    Exhibits

Exhibits:

Exhibit Number	Description

31(a)	Certification of Chief Executive Officer, R. E. Coffman, Jr., dated August 8, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31(b)	Certification of Chief Financial Officer, Ron J. Copher, dated August 8, 2006, pursuant to Section 302 of SOX.

32(a)	Certification of Chief Executive Officer, R. E. Coffman, Jr., dated August 8, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX.

32(b)	Certification of Chief Financial Officer, Ron J. Copher, dated August 8, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Hill Financial, Inc.

Date: August 8, 2006	By:	/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

Date: August 8, 2006	By:	/s/ Ron J. Copher
Ron J. Copher
Chief Financial Officer