Form 10-Q
period 2006-09-30
OAK HILL FINANCIAL INC
filed 2006-11-09
CIK 949953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of November 8, 2006, the latest practicable date, 5,340,823 shares of the Registrant’s common stock, $.50 stated value, were outstanding.

Oak Hill Financial, Inc.

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
(In thousands, except share data)	2006	2005
	(Unaudited)
ASSETS

Cash and due from banks	$20,797	$24,786
Federal funds sold	446	1,614
Investment securities designated as available for sale - at market	140,972	131,193
Investment securities designated as held to maturity - at cost (approximate market
value of $3,884 and $3,851 at September 30, 2006 and December 31, 2005, respectively)	3,602	3,619
Loans receivable - net	1,015,909	1,014,673
Loans held for sale - at lower of cost or market	1,004	410
Office premises and equipment - net	26,994	22,736
Federal Home Loan Bank stock - at cost	7,958	7,626
Real estate acquired through foreclosure	2,682	376
Accrued interest receivable on loans	4,589	4,156
Accrued interest receivable on investment securities	1,308	875
Goodwill - net	7,935	7,935
Core deposit intangible - net	3,327	4,068
Bank owned life insurance	13,343	12,948
Prepaid expenses and other assets	3,460	1,561
Prepaid federal income taxes	575	1,178
Deferred federal income taxes	619	1,304
TOTAL ASSETS	$1,255,520	$1,241,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$89,970	$97,575
Savings and time deposits	873,552	880,821
Total deposits	963,522	978,396
Securities sold under agreements to repurchase	41,101	18,263
Advances from the Federal Home Loan Bank	129,321	123,119
Subordinated debentures	23,000	23,000
Accrued interest payable and other liabilities	4,404	4,199
Total liabilities	1,161,348	1,146,977
Stockholders’ equity
Common stock - $.50 stated value; authorized 15,000,000 shares
5,874,634 shares issued at September 30, 2006 and December 31, 2005	2,937	2,937
Additional paid-in capital	13,668	13,952
Retained earnings	92,077	85,505
Treasury stock (508,660 and 270,420 shares at September 30, 2006 and
December 31, 2005, respectively - at cost)	(14,815)	(7,972)
Accumulated comprehensive income (loss):
Unrealized gain (loss) on securities designated as available for sale, net
of related tax effects	305	(341)
Total stockholders’ equity	94,172	94,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,255,520	$1,241,058

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the		For the
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands, except share data)	2006	2005	2006	2005
	(Unaudited)
INTEREST INCOME
Loans	$53,957	$47,182	$18,685	$16,757
Investment securities	4,677	3,542	1,651	1,307
Interest-bearing deposits and other	466	322	146	115
Total interest income	59,100	51,046	20,482	18,179
INTEREST EXPENSE
Deposits	23,350	16,261	8,252	6,012
Borrowings	6,903	4,694	2,594	1,748
Total interest expense	30,253	20,955	10,846	7,760
Net interest income	28,847	30,091	9,636	10,419
Provision for losses on loans	1,729	5,671	456	212
Net interest income after provision for losses on loans	27,118	24,420	9,180	10,207
OTHER INCOME
Service fees, charges and other operating	6,244	4,784	2,058	1,703
Commissions income	2,584	2,071	891	710
Bank owned life insurance	395	324	126	135
Gain on sale of loans	742	869	200	327
Gain on sale of securities	145	508	41	138
Total other income	10,110	8,556	3,316	3,013
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE
Employee compensation and benefits	12,751	12,012	4,347	4,436
Occupancy and equipment	3,043	3,090	1,063	1,037
Federal deposit insurance premiums	93	92	30	32
Franchise taxes	1,072	148	276	45
Other operating	7,272	6,424	2,511	2,246
Amortization of core deposit intangible	740	670	228	299
Merger-related expenses		502		49
Total general, administrative and other expense	24,971	22,938	8,455	8,144
Earnings before federal income taxes	12,257	10,038	4,041	5,076
FEDERAL INCOME TAXES
Current	2,252	1,256	863	1,119
Deferred	337	982	(2)	18
Total federal income tax	2,589	2,238	861	1,137
NET EARNINGS	$9,668	$7,800	$3,180	$3,939
EARNINGS PER SHARE
Basic	$1.77	$1.37	$0.59	$0.69
Diluted	$1.74	$1.34	$0.58	$0.68
DIVIDENDS PER SHARE	$0.57	$0.51	$0.19	$0.17

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the		For the
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands, except share data)	2006	2005	2006	2005
	(Unaudited)
Net earnings	$9,668	$7,800	$3,180	$3,939
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities designated as available for sale,
net of taxes (benefits) of $399, $(265), $1,157 and $(457), respectively	740	(492)	2,148	(849)
Reclassification adjustment for realized gains included in net earnings,
net of taxes of $51, $178, $15, and $47, respectively	(94)	(330)	(26)	(91)
Comprehensive income	$10,314	$6,978	$5,302	$2,999
Accumulated comprehensive income (loss)	$305	$(217)	$305	$(217)

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
(In thousands)	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings for the period	$9,668	$7,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,135	1,305
Amortization of core deposit intangible	741	670
Gain on sale of securities	(145)	(508)
Amortization of premiums, discounts and mortgage servicing rights - net	672	1,003
Proceeds from sale of loans in secondary market	23,319	27,907
Loans disbursed for sale in secondary market	(23,483)	(27,139)
Gain on sale of loans	(430)	(512)
Gain on disposition of assets	–	(109)
Accretion of deferred loan origination fee	(367)	(397)
Loss on sale of other real estate owned	57	274
Purchase of loans	(451)	–
Federal Home Loan Bank stock dividends	(332)	(254)
Provision for losses on loans	1,729	5,671
Compensation expense related to stock incentive plan	23	–
Bank owned life insurance income	(395)	(324)
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(1,899)	(8,866)
Accrued interest receivable	(866)	(602)
Accrued interest payable and other liabilities	205	(464)
Federal income taxes
Current	603	1,297
Deferred	337	982
Net cash provided by operating activities	10,121	7,734
CASH FLOWS USED IN INVESTING ACTIVITIES:

Loan disbursements	(252,247)	(227,692)
Principal repayments on loans	246,800	214,276
Principal repayments on mortgage-backed securities designated
as available for sale	12,232	12,691
Proceeds from sale of investment securities designated
as available for sale	23,528	31,529
Proceeds from maturity of investment securities	1,211	1,173
Proceeds from disposition of assets	–	795
Proceeds from sale of other real estate owned	567	1,175
Purchase of investment securities designated
as available-for-sale	(46,031)	(69,829)
Purchase of insurance agency	–	(12)
(Increase) decrease in federal funds sold - net	1,168	(2,281)
Purchase of office premises and equipment	(5,441)	(4,876)
Lawrence Financial acquisition - net of cash paid	–	6,689
Net cash used in investing activities	(18,213)	(36,362)
Net cash used in operating and investing activities
(balance carried forward)	(8,092)	(28,628)

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Nine Months Ended
	September 30,
(In thousands)	2006	2005
	(Unaudited)
Net cash used in operating and investing activities
(balance brought forward)	$(8,092)	$(28,628)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Net proceeds from securities sold under agreement to repurchase	22,838	14,301
Net increase (decrease) in deposit accounts	(14,691)	12,228
Proceeds from Federal Home Loan Bank advances	57,000	23,500
Repayments of Federal Home Loan Bank advances	(50,798)	(24,340)
Repayments of notes payable	–	(2,700)
Proceeds from issuance of subordinated debentures	–	5,000
Dividends on common shares	(3,096)	(2,880)
Purchase of treasury shares	(7,778)	(6,188)
Proceeds from issuance of shares under stock option plan	496	1,903
Tax benefit of stock options exercised	132	415
Net cash provided by financing activities	4,103	21,239
Net decrease in cash and cash equivalents	(3,989)	(7,389)
Cash and cash equivalents at beginning of period	24,786	31,009
Cash and cash equivalents at end of period	$20,797	$23,620

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Federal income taxes	$1,549	$2,137
Interest on deposits and borrowings	$30,367	$21,037

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Unrealized gain (loss) on securities designated as available for sale,
net of related tax effects	$740	$(492)
Recognition of mortgage servicing rights in accordance with SFAS No. 140	$312	$357
Transfer from loans to real estate acquired through foreclosure	$2,479	$63
Loans identified as held-for-sale	$1,004	$75
Fair value of assets acquired in acquisition of Lawrence Federal	$–	$125,121
Common stock issued in acquisition of Lawrence Federal	$–	$8,589
Goodwill and other intangible assets arising from acquisitions - net	$–	$9,162

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Acquisition of treasury stock in exchange for stock options	$84	$–

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2006 and 2005

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2005. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

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

At September 30, 2006, the Company had $387.4 million of certificates of deposit maturing within one year. It has been the Company’s historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management’s belief that maturing certificates of deposit over the next year will similarly be renewed with Oak Hill at market rates of interest.

In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $245.1 million in advances from the Federal Home Loan Bank of Cincinnati (“FHLB”). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At September 30, 2006, the Company had $129.3 million of outstanding FHLB advances.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2006 and 2005

3. Liquidity and Capital Resources (continued)

The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company’s customers. At September 30, 2006, the Company had total off-balance sheet contractual commitments consisting of $29.2 million to originate loans, $129.4 million in unused lines of credit and letters of credit totaling $17.1 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at September 30, 2006 by expiration period:

	One year	One to	After
(In thousands)	or less	three years	three years	Total

Loan commitments	$29,165	$–	$–	$29,165
Unused lines of credit	60,504	15,287	53,559	129,350
Letters of credit	6,888	10,179		17,067
	$96,557	$25,466	$53,559	$175,582

The table below details the amount of contractual obligations outstanding at September 30, 2006, by expiration date:

	One year	One to	After
(In thousands)	or less	three years	three years	Total

Office premises and equipment	$208	$–	$–	$208
Advances from the Federal Home Loan Bank	44,501	34,245	50,575	129,321
Securities sold under agreement to repurchase	11,101		30,000	41,101
Subordinated debentures			23,000	23,000
Lease obligations	596	723	420	1,739
	$56,406	$34,968	$103,995	$195,369

4. Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options. The computations were as follows for the nine and three-month periods ended September 30:

	For the		For the
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding (basic)	5,467,480	5,684,826	5,379,089	5,688,601
Dilutive effect of assumed exercise of stock options	89,423	128,108	80,672	108,452
Weighted-average common shares outstanding (diluted)	5,556,903	5,812,934	5,459,761	5,797,053

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2006 and 2005

4. Earnings Per Share (continued)

Options to purchase 172,550 and 125,250 shares of common stock with a weighted-average exercise price of $34.87 and $37.12 were outstanding at September 30, 2006 and 2005, but were excluded from the computation of common share equivalents for the nine and three month periods ended September 30, 2006 and 2005 because the exercise prices were greater than the average market price of the common shares.

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
For the nine and three month periods ended September 30, 2006 and 2005

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

Goodwill represents the excess purchase price paid over the net book value of the assets acquired in a merger or acquisition. Pursuant to SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is not amortized, but is tested for impairment at the reporting unit annually and whenever an impairment indicator arises. The evaluation involves assigning assets and liabilities to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount of the reporting unit exceeds the fair value, goodwill can be considered impaired. The potential impairment loss equals the excess of carrying value over fair value.

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

6. Stock Incentive Plan

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that cost related to the fair value of all equity-based awards to employees, including grants of employee stock options, be recognized in the financial statements.

The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore has not restated its financial statements for prior periods. Under this method, the Company has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Company has recognized compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered (“unvested equity-based awards”) that were outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards will be based on their grant-date fair value. For the nine month period ended September 30, 2006, the Company recorded $23,000 in compensation cost for equity-based awards that vested during the nine months ended September 30, 2006. The Company has $60,000 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2006, which is expected to be recognized over a weighted-average period of 1.2 years.

Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (“excess tax benefits”) be classified as financing cash flows. The Company had $132,000 of tax benefits classified as financing cash flows for the nine months ended September 30, 2006.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2006 and 2005

6.	Stock Incentive Plan (continued)

The Company accounted for its equity-based compensation awards prior to the adoption of SFAS No. 123(R) by applying APB Opinion No. 25 and related Interpretations, as permitted by SFAS No. 123. Accordingly, the Company did not recognize any compensation cost in its financial statements. Had compensation cost been recognized in accordance with the fair value recognition provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the nine and three months ended September 30, 2005:

	For the Nine Months Ended	For the Three Months Ended
(In thousands, except share data)	September 30, 2005	September 30, 2005

Net earnings:
As reported	$7,800	$3,939
Stock-based compensation, net of tax	(758)	(252)
Pro-forma net earnings	$7,042	$3,687
Basic earnings per share:
As reported	$1.37	$.69
Stock-based compensation, net of tax	(.13)	(.04)
Pro-forma	$1.24	$.65
Diluted earnings per share:
As reported	$1.34	$.68
Stock-based compensation, net of tax	(.13)	(.04)
Pro-forma	$1.21	$.64

There were no options granted during the nine months ended September 30, 2006. The fair value of each option granted in 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine and three month periods ended September 30, 2006 and 2005

6. Stock Incentive Plan (continued)

The Company has a stock incentive plan that provides for grants of options of up to 1,200,000 authorized, but unissued shares of its common stock, restricted stock, stock appreciation rights, and other equity-based compensation. The following is a summary of the changes in outstanding options for the nine months ended September 30, 2006 and the year ended December 31, 2005:

	Nine Months Ended September 30, 2006		Year Ended December 31, 2005
		Weighted-	Weighted-
		Average	Average
		Exercise	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	484,233	$23.14	582,466	$22.21
Granted	−	−	8,000	32.76
Exercised	(26,550)	15.59	(92,800)	16.60
Forfeited	(13,100)	34.00	(13,433)	33.89
Outstanding at end of period	444,583	$23.27	484,233	$23.14
Exercisable at period end	439,583		475,983
Weighted-average remaining contractual term	6.6 years		7.3 years

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
For the nine and three month periods ended September 30, 2006 and 2005

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  The Company currently uses the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.    Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

Management is currently evaluating the requirements of SAB 108 but does not expect it to have a material adverse effect on the Company’s financial position or results of operations.

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

By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly and materially from those described in the forward-looking statements. These factors include, but are not limited to, those set forth below and under the heading “Business Risks” included in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K), and other factors described in the 2005 Form 10-K, and from time-to-time in other filings with the Securities and Exchange Commission.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2006 and 2005

Discussion of Financial Condition Changes from December 31, 2005 to September 30, 2006

The Company’s total assets amounted to $1.3 billion at September 30, 2006, an increase of $14.5 million, or 1.2%, over the total at December 31, 2005. The increase in assets was funded primarily through an increase of $6.2 million, or 5.0%, increase in FHLB advances and a $22.8 million increase in repurchase agreements, which were partially offset by a decrease in deposits of $14.9 million.

Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $4.6 million, or 2.9%, to a total of $165.8 million at September 30, 2006, compared to December 31, 2005. Investment securities increased by $9.8 million, as purchases of $46.0 million exceeded maturities and repayments of $13.4 million and sales of $23.4 million. Federal funds sold decreased by $1.2 million during the nine-month period ended September 30, 2006.

Loans receivable, including loans held for sale, totaled $1.0 billion at September 30, 2006, an increase of $1.8 million, or 0.2%, over the comparable totals at December 31, 2005. Loan disbursements and purchases totaled $276.2 million during the nine-month period ended September 30, 2006, which were partially offset by loan sales of $22.9 million and principal repayments of $246.8 million. Loan disbursements and purchases increased by $21.4 million when compared to the same period in 2005. Loan originations increased primarily due to the increase in originations of commercial and residential real estate loans. Growth in the loan portfolio during the nine months ended September 30, 2006 was comprised of an $18.3 million, or 2.6%, increase in commercial and residential real estate loans and a $2.4 million, or 2.2%, increase in installment loans, which were partially offset by an $18.1 million, or 11.0%, decrease in commercial and other loans, a $782,000, or 1.5%, decrease in construction and land development loans, and a $40,000, or 1.8%, decrease in credit card loans. The allowance for loan losses represented 1.32% and 1.33% of the total loan portfolio at September 30, 2006 and December 31, 2005, respectively.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2006 and 2005

Net charge-offs totaled approximately $1.8 million and $4.7 million for the nine months ended September 30, 2006 and 2005, respectively. The Company’s allowance represented 99.3% and 77.3% of nonperforming loans, which totaled $13.7 million and $17.7 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, nonperforming loans were comprised of $6.3 million of loans secured primarily by commercial real estate, $1.6 million in commercial and other loans, $5.4 million secured by one-to-four family residential real estate, and $392,000 in installment and credit card loans. In management’s opinion, based upon its ongoing review, knowledge, and current information, the carrying value of commercial and non-residential credits are appropriate and all nonperforming loans were adequately collateralized or reserved at September 30, 2006.

Deposits totaled $963.5 million at September 30, 2006, a decrease of $14.9 million, or 1.5%, from the total at December 31, 2005. Brokered deposits remained part of the Company’s overall funding strategy, although to a lesser extent, due to competitive rates and lower operational costs compared with retail deposits. Brokered deposits totaled $45.5 million with a weighted-average cost of 3.84% at September 30, 2006, as compared to the $80.5 million in brokered deposits with a 3.20% weighted-average cost at December 31, 2005.

Advances from the Federal Home Loan Bank totaled $129.3 million at September 30, 2006, an increase of $6.2 million, or 5.0%, over the total at December 31, 2005. Securities sold under agreements to repurchase totaled $41.1 million at September 30, 2006, an increase of $22.8 million, over the total at December 31, 2005. The increase resulted primarily from $20.0 million in reverse repurchase agreements incepted in March 2006 and $10.0 million incepted in April 2006, which were partially offset by the repayment of $10.0 million in reverse repurchase agreements originally incepted in March 2005.

The Company’s stockholders’ equity amounted to $94.2 million at September 30, 2006, an increase of $91,000, or 0.1%, over the balance at December 31, 2005. The increase resulted primarily from net earnings of $9.7 million, proceeds from options exercised of a $628,000 and a $646,000 decrease in the unrealized loss on securities available for sale, net of tax, which were partially offset by $3.1 million in dividends, the Company’s repurchase of 266,355 outstanding shares of common stock at an aggregate price of $7.7 million ($28.89 per share), and the acquisition of treasury stock in exchange for stock options totaling $84,000.

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2006 and 2005

General

Net earnings for the nine months ended September 30, 2006 totaled $9.7 million, a $1.9 million increase from the net earnings reported in the comparable 2005 period. The increase in earnings resulted primarily from a $3.9 million decrease in the provision for losses on loans and a $1.6 million increase in total other income, which were partially offset by a $2.0 million increase in general, administrative and other expenses, a $351,000 increase in the provision for federal income tax expense, and a $1.2 million decrease in net interest income.

Net Interest Income

Total interest income for the nine months ended September 30, 2006, totaled $59.1 million, an increase of $8.1 million, or 15.8%, over the comparable 2005 period. Interest income on loans totaled $54.0 million, an increase of $6.8 million, or 14.4%, over the 2005 period. This increase resulted primarily from a $47.3 million, or 4.8%, increase in the average portfolio balance to a total of $1.0 billion for the nine months ended September 30, 2006, coupled with a 59 basis point increase in the average fully-taxable equivalent yield, to 7.02% for the nine month period ended September 30, 2006. Interest income on investment securities and other interest-earning assets increased by $1.3 million, or 33.1%. The increase resulted primarily from a $26.4 million, or 21.1%, increase in the average portfolio balance, to a total of $151.5 million for the nine months ended September 30, 2006, coupled with a 42 basis point increase in the average fully-taxable equivalent yield, to 5.35% for the nine months ended September 30, 2006.

Total interest expense amounted to $30.3 million for the nine months ended September 30, 2006, an increase of $9.3 million, or 44.4%, over the comparable 2005 period. Interest expense on deposits increased by $7.1 million, or 43.6%, to a total of $23.4 million for the nine months ended September 30, 2006. The increase resulted primarily from an 87 basis point increase in the average cost of deposits, to 3.21% for the nine months ended September 30, 2006, coupled with a $45.0 million, or 4.8%, increase in the average portfolio balance, to a total of $973.6 million for the nine months ended September 30, 2006. Interest expense on borrowings increased by $2.2 million, or 47.1%, for the nine months ended September 30, 2006. The increase was due to a 77 basis point increase in the average cost of borrowings, to 5.13%, coupled with a $36.0 million, or 25.0%, increase in the average borrowings outstanding for the nine months ended September 30, 2006.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2006 and 2005

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $1.2 million, or 4.1%, for the nine months ended September 30, 2006, as compared to the same period in 2005. The interest rate spread decreased by 35 basis points, to 3.30% for the nine months ended September 30, 2006, compared to 3.65% for the nine months ended September 30, 2005. The fully-taxable equivalent net interest margin decreased by 34 basis points, from 3.73% to 3.39% for the nine months ended September 30, 2005 and 2006, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company’s market area and other factors related to the collectibility of the Company’s loan portfolio. As a result of such analysis, management recorded a $1.7 million provision for losses on loans for the nine months ended September 30, 2006, a decrease of $3.9 million compared to the same period in 2005. The provision for losses on loans for the nine months ended September 30, 2006 generally gives effect to the $1.8 million of growth in the loan portfolio, as well as considering the impact of net charge-offs of $1.8 million during the nine months ended September 30, 2006.

Other Income

Other income totaled $10.1 million for the nine months ended September 30, 2006, an increase of $1.6 million, or 18.2%, over the amount reported in the comparable 2005 period. This increase resulted primarily from a $2.0 million, or 28.5%, increase in service fees and charges and other income, which were partially offset by a $127,000, or 14.6%, decrease in gain on sale of loans and a $363,000, or 71.5%, decrease in gain on sale of securities. The increase in service fees, charges and other income was due primarily to an increase in service charges on deposits, primarily due to increased overdraft fees, totaling $821,000, an increase in commission income of $513,000, an increase in ATM fees totaling $207,000, and an increase in bank owned life insurance income of $71,000.

General, Administrative and Other Expense

General, administrative and other expense totaled $25.0 million for the nine months ended September 30, 2006, an increase of $2.0 million, or 8.9%, over the amount reported in the 2005 period. The increase resulted primarily from a $739,000, or 6.2%, increase in employee compensation and benefits and a $1.3 million, or 17.1%, increase in other operating expenses, including merger-related expenses in 2005, amortization of core deposit intangible, and franchise taxes, which were partially offset by a $47,000, or 1.5%, decrease in occupancy and equipment expense.

The decrease in occupancy and equipment expense was due primarily to a $139,000, or 14.1%, decrease in maintenance contracts, a $91,000, or 15.2%, decrease in rent expense, and a $59,000 decrease in other occupancy and equipment expenses, which were partially offset by a $106,000, or 9.8%, increase in depreciation expense and a $136,000, or 31.2%, increase in utilities, property taxes and insurance. The increase in other expenses resulted primarily from a $70,000 increase in amortization of core deposit intangibles, an $83,000 increase in ATM expense, a $924,000 increase in franchise tax expense, a $370,000 increase in credit and collection expense, and a $73,000 increase in professional fees, coupled with incremental increases in other operating expenses year-to-year, all of which were partially offset by a $502,000 decrease in merger-related expenses incurred in the acquisition of Lawrence Financial. The increase in compensation and benefits resulted primarily from a $1.3 million, or 11.6%, increase in salaries and wages partially attributable to yearly salary increases and the addition of staff in the Lawrence merger and an $82,000, or 11.5%, increase in group insurance, which were partially offset by a $334,000, or 56.9%, decrease in retirement expense and a $17,000, or 1.7%, decrease in payroll tax expense.

Federal Income Taxes

The provision for federal income taxes amounted to $2.6 million for the nine months ended September 30, 2006, an increase of $351,000, or 15.7%, over the comparable 2005 period. The increase resulted primarily from a $2.2 million, or 22.1%, increase in earnings before taxes, which was partially offset by a $125,000 increase in New Markets Tax Credits pursuant to the Bank’s investment in Oak Hill Community Development Corp. The effective tax rates were 21.1% and 22.3% for the nine months ended September 30, 2006 and 2005, respectively.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2006 and 2005

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2006 and 2005

General

Net earnings for the three months ended September 30, 2006 totaled $3.2 million, a $759,000, or 19.3%, decrease from net earnings reported in the comparable 2005 period. The decrease in earnings resulted primarily from a $244,000 increase in the provision for losses on loans, a $311,000 increase in total general, administrative and other expenses, and a $783,000 decrease in net interest income, which were partially offset by a $303,000 increase in other income and a $276,000 decrease in the provision for federal income tax.

Net Interest Income

Total interest income for the three months ended September 30, 2006, amounted to $20.5 million, an increase of $2.3 million, or 12.7%, over the comparable 2005 period. Interest income on loans totaled $18.7 million, an increase of $1.9 million, or 11.5%, over the 2005 period. This increase resulted primarily from a $18.2 million, or 1.8%, increase in the average portfolio balance, to a total of $1.0 billion for the three months ended September 30, 2006, coupled with a 64 basis point increase in the average fully-taxable equivalent yield, to 7.22% for the three month period ended September 30, 2006. Interest income on investment securities and other interest-earning assets increased by $375,000, or 26.4%. This increase resulted primarily from a $22.0 million, or 16.1%, increase in the average portfolio balance, to a total of $158.1 million for the three months ended September 30, 2006, coupled with a 25 basis point increase in the average fully-taxable equivalent yield, to 5.27% for the three months ended September 30, 2006.

Total interest expense amounted to $10.8 million for the three months ended September 30, 2006, an increase of $3.1 million, or 39.8%, over the comparable 2005 period. Interest expense on deposits increased by $2.2 million, or 37.3%, to a total of $8.3 million for the three months ended September 30, 2006. The increase resulted primarily from an $87.7 million, or 10.0%, increase in the average portfolio balance, to a total of $963.3 million for the three months ended September 30, 2006, coupled with a 68 basis point increase in the average cost of deposits, to 3.40% for the three months ended September 30, 2006. Interest expense on borrowings increased by $846,000, or 48.4%, for the three months ended September 30, 2006. The increase was due to a $50.3 million, or 33.8%, increase in the average borrowings outstanding for the three months ended September 30, 2006, coupled with a 51 basis point increase in the average cost of borrowings, to 5.17% for the three months ended September 30, 2006.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $783,000, or 7.5%, for the three months ended September 30, 2006, as compared to the same period in 2005. The interest rate spread decreased by 13 basis points, to 3.26% for the nine months ended September 30, 2006, compared to 3.39% for the three months ended September 30, 2005. The fully-taxable equivalent net interest margin decreased by 38 basis points, from 3.72% to 3.34% for the three months ended September 30, 2005 and 2006, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. As a result of such analysis, management recorded a $456,000 provision for losses on loans for the three months ended September 30, 2006, a increase of $244,000 compared to same period in 2005. The provision for losses on loans for the three months ended September 30, 2006 was predicated primarily upon net charge-offs of $503,000 during the quarter.

Other Income

Other income totaled $3.3 million for the three months ended September 30, 2006, an increase of $303,000, or 10.1%, over the amount reported in the comparable 2005 period. This increase resulted primarily from a $527,000, or 20.7%, increase in service fees, charges and other income, including commission income, earnings from bank owned life insurance, which were partially offset by a $127,000, or 38.8%, decrease in gain on sales of loans and a $97,000, or 70.3%, decrease in gain on sale of securities. The increase in the components of other income was due primarily to an increase in service charges on deposits totaling $216,000, an increase in commission income of $181,000, an increase in ATM fees totaling $55,000, which were partially offset by a decrease in bank owned life insurance income of $9,000 in the 2006 period.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2006 and 2005

General, Administrative and Other Expense

General, administrative and other expense totaled $8.5 million for the three months ended September 30, 2006, an increase of $311,000, or 3.8%, over the amount reported in the 2005 period. The increase resulted primarily from a $26,000, or 2.5%, increase in occupancy and equipment and a $374,000, or 14.0%, net increase in the operating expense category of merger-related expenses, deposit insurance, amortization of core deposit intangible, and franchise taxes, which were partially offset by a $88,000, or 2.0%, decrease in employee compensation and benefits.

The increase in occupancy and equipment expense was due primarily to a $23,000, or 5.8%, increase in depreciation expense and a $34,000, or 21.3%, increase in utilities, property taxes and insurance, which were partially offset by a $18,000, or 6.1%, decrease in maintenance contracts, and a $26,000, or 13.9%, decrease in rent expense. The increase in other expenses resulted primarily from a $231,000 increase in franchise tax expense, coupled with incremental increases in other expenses year-to-year, which were partially offset by a $71,000 decrease in the amortization of core deposit intangible. The decrease in compensation and benefits resulted primarily from a $251,000, or 74.8%, decrease in retirement plans, a $9,000, or 11.3%, decrease in director’s fees, and a $6,000, or 1.9%, decrease in payroll tax expense, which were partially offset by a $96,000, or 2.4%, increase in salaries and wages partially attributable to yearly salary increases and the addition of staff and an $8,000, or 3.0%, increase in group insurance.

Federal Income Taxes

The provision for federal income taxes amounted to $861,000 for the three months ended September 30, 2006, a decrease of $276,000, or 24.3%, from the total recorded in the comparable 2005 period. The decrease resulted primarily from a $1.0 million decrease in earnings before taxes, which was partially offset by a $125,000 decrease in New Markets Tax Credits pursuant to the Bank’s qualified investment in Oak Hill Community Development Corp. The effective tax rates were 21.3% and 22.4% for the three months ended September 30, 2006 and 2005, respectively.

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

At the end of the period covered by this report, the Company’s management, with the participation of its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2006.

The Company’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2006. Based on this evaluation, there were no changes in the Company’s internal control over financial reporting made during the quarter ended September 30, 2006, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Oak Hill Financial, Inc.
PART II - OTHER INFORMATION

Item1:                 Legal Proceedings

Not applicable.

Item 1A:            Risk Factors

There have been no material changes from risk factors disclosed in the Company’s Annual Report on Form 10-K for   the year ended December 31, 2005.

Item 2:                Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			As Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announce Plans	Under the Plans
	Shares Purchased	Paid Per Share	or Programs	or Programs(1)
July 1, 2006 -
July 31, 2006	–	–		80,400
August 1, 2006 -
August 31, 2006	–	–		80,400
September 1, 2006 -
September 30, 2006	16,700	$24.82	16,700	63,700

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

Item 4:                Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:                Other Information

Not applicable.

Item 6:                Exhibits

Exhibits:

Exhibit Number	Description

31(a)	Certification of Chief Executive Officer, R. E. Coffman, Jr., dated November 9, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31(b)	Certification of Chief Financial Officer, Ron J. Copher, dated November 9, 2006, pursuant to Section 302 of SOX.

32(a)	Certification of Chief Executive Officer, R. E. Coffman, Jr., dated November 9, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX.

32(b)	Certification of Chief Financial Officer, Ron J. Copher, dated November 9, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Hill Financial, Inc.

Date: November 9, 2006	By:	/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

Date: November 9, 2006	By:	/s/ Ron J. Copher
Ron J. Copher
Chief Financial Officer