Form 10-K
period 2006-12-31
OAK HILL FINANCIAL INC
filed 2007-03-16
CIK 949953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 0-26876

OAK HILL FINANCIAL, INC.
(Exact name of Registrant as specified in its charter)

Ohio	31-1010517
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14621 S.R. 93
Jackson, OH	45640
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (740) 286-3283

Securities pursuant to Section 12(b) of the Act:
None

Securities pursuant to Section 12(g) of the Act:
Common stock without par value

Check if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐  No ☒

Check if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006 was $101.4 million. For purposes of this calculation, executive officers and directors of the Registrant are considered affiliates.

There were 5,339,199 shares of the Registrant’s common stock outstanding on March 14, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 are incorporated by reference into Parts II and IV.

Portion’s of the 2007 Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2007 are incorporated by reference into Part III.

OAK HILL FINANCIAL, INC.
2006 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Oak Hill Financial, Inc.

Oak Hill Financial, Inc., an Ohio corporation (the “Company”) formed in 1981, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”), and is subject to regulation by the Federal Reserve Board. The Company engages indirectly in the business of commercial banking and other permissible activities closely related to banking and consumer finance lending through six wholly owned subsidiaries, Oak Hill Banks (“Oak Hill”), Oak Hill Financial Insurance Agency, Inc. (“OHFI”) and Oak Hill Capital Trusts 1, 2, 3 and 4 (the “Trusts”). The Company also owns forty-nine percent of Oak Hill Title Agency (“Oak Hill Title”) which provides title services for commercial and residential real estate transactions. The Company provides management and similar services for its subsidiaries. Since it does not conduct any operating businesses itself, the Company must depend largely upon its subsidiaries for funds with which to pay the expenses of its operation and, to the extent applicable, any dividends on its outstanding shares of stock. For further information, see Note A of the Notes to Consolidated Financial Statements appearing in the Company’s Annual Report to Stockholders, which is incorporated by reference in response to this item.

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

The range of services provided by the Company’s subsidiaries to their customers includes commercial lending, real estate lending, consumer credit, credit card, other personal loan financing, deposits, group health insurance and other employee benefits, and title services for commercial and residential real estate transactions. Each of the subsidiaries operates under the direction of a Board of Directors and officers.

The Company’s internet site www.oakf.com contains a hyperlink to the Securities and Exchange Commission’s (“SEC”) website, where the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments, if any, to these reports filed pursuant to Sections 13a or 15d of the Securities Exchange Act of 1934 can be obtained free of charge on EDGAR as soon as reasonably practicable after the Company has filed the report with the SEC.

Lending Activities

General. The Company generally makes loans in southern and central Ohio where its branches are located. The Company’s principal lending activities are the origination of (i) conventional one-to-four family residential loans, and (ii) commercial loans, most of which are secured by real estate located in the Company’s primary market area. These loan categories accounted for approximately 91% of the Company’s net loan portfolio at December 31, 2006. The Company also makes consumer loans, including installment loans, home equity lines of credit and second mortgages, and offers credit cards.

Loan Portfolio Composition and Activity. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and in percentages for each of the last five years, along with a reconciliation to loans receivable, net of the allowance for loan losses.

At December 31,

	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of loan:
Real estate mortgage(1)	$308,922	30.3%	$320,674	31.6%	$270,092	29.6%	$235,180	29.0%	$245,794	35.0%
Commercial and other	615,248	60.2	599,105	59.0	584,201	64.0	513,848	63.3	391,586	55.8
Installment	107,765	10.6	106,774	10.5	68,072	7.5	71,100	8.8	72,012	10.3
Credit card	2,350	0.2	2,183	0.2	2,020	0.2	1,729	0.2	1,694	0.2
Gross loans	1,034,285	101.3	1,028,736	101.3	924,385	101.3	821,857	101.3	711,086	101.3
Less:
Allowance for loan losses	(12,924)	(1.3)	(13,653)	(1.3)	(11,847)	(1.3)	(10,836)	(1.3)	(9,142)	(1.3)
Total loans receivable, net	$1,021,361	100.0%	$1,015,083	100.0%	$912,538	100.0%	$811,021	100.0%	$701,944	100.0%
(1) Primarily residential real estate.

The following is maturity information with respect to commercial and other loans at December 31, 2006.

		After one year		After five years
Less than one year		through five years		through ten years		After ten years

	Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average
Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
$126,712	7.72%	$107,034	7.81%	$115,125	6.98%	$266,377	6.93%	$615,248

As of December 31, 2006, there were $105.9 million fixed-rate and $382.6 million variable-rate commercial loans maturing in more than one year.

Loans Secured by One- to Four-Family Real Estate. A significant portion of the Company’s lending activity is the origination of permanent conventional loans secured by one-to four-family residences located within the Company’s primary market area. The Company typically makes adjustable rate mortgage loans and holds the loans in portfolio. More than 63% of the Company’s portfolio of permanent conventional mortgage loans secured by one-to four-family residences are adjustable rate. The Company also underwrites fixed-rate residential mortgage loans, and may sell those loans on a servicing-retained basis in the secondary market to the Federal Home Loan Mortgage Corporation (“FHLMC”) or on a servicing-released basis to another financial institution.

The Company makes fixed-rate loans on one- to four-family residences up to 100% of the value of the real estate and improvements (the “loan-to-value” or “LTV”) substantially all of which are sold in the secondary market. Residential real estate loans are offered by the Company for terms of up to 30 years. The Company requires private mortgage insurance on secondary market loans for the amount of such loans in excess of 80% of the value of the real estate securing such loans.

The aggregate amount of the Company’s one-to four-family residential real estate loans totaled approximately $308.9 million at December 31, 2006, and represented 30.3% of net loans at such date. At such date, loans secured by residential real estate with outstanding balances of approximately $2.3 million, or 0.8%, of its total one-to four-family residential real estate loan balance, were more than 90 days delinquent or nonaccruing.

Commercial Loans. The Company is also active in commercial lending, primarily to smaller businesses in the Company’s primary market area. These loans are typically secured by commercial real estate and priced in relation to the prime rate or the one year, three year or five year U.S. Treasury Index. Such loans generally have terms of up to 25 years and loan-to-value ratios of up to 80%. The Company also makes commercial loans secured by collateral other than real estate and unsecured commercial loans. Other secured and unsecured commercial loans are also typically priced at spreads to prime or the one year, three year or five year U.S. Treasury Index and have maturities of up to five years.

Loan officers review the borrower’s financial statements, appraisals of the collateral, and other related documents before recommending funding of a commercial loan. The loan officer and the approving officer or committee then determines that there is sufficient income to cover this and other loan payments, that the collateral is of adequate liquidation value, that the applicant has a good payment history, and is capable of performing the requirements of the loan. Other reviews and analysis are done as appropriate, depending upon the complexity of the credit request.

Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. The primary risks associated with commercial loans are the quality of the borrower’s management and the impact of national and regional economic factors. The Company mitigates these risks by maintaining a close working relationship with its borrowers, by obtaining personal guarantees of its loans and by diversification within its loan portfolio.

Real estate is frequently a material component of the collateral for the Company’s loans. The expected source of repayment of these loans is generally the operations of the borrower’s business, but the real estate provides an additional measure of security, particularly when the property is owner-occupied. For this reason, real estate is considered additional collateral on many of the Company’s commercial loans.

Risks associated with real estate loans include fluctuating land values, changes in tax policies, and concentration of loans within the Company’s market area. The Company mitigates these risks by generally providing loans to experienced commercial real estate owners and developers.

The aggregate amount of the Company’s commercial loans without real estate as primary or secondary collateral totaled approximately $156.0 million at December 31, 2006, and represented 25.3% of commercial loans at that date. At such date, commercial loans without real estate as primary or secondary collateral that were more than 90 days delinquent or nonaccruing totaled approximately $1.4 million, or 0.9% of such loans. The aggregate amount of the Company’s commercial loans with real estate as primary or secondary collateral was approximately $459.2 million at December 31, 2006, and at such date, approximately $9.3 million in outstanding balances, or 2.0% of such loans, were more than 90 days delinquent or nonaccruing.

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

To a lesser degree, the Company makes small unsecured loans to creditworthy individuals. These loans are typically between $2,000 and $5,000, at fixed rates, with maturities of less than five years. The Company also offers a home equity loan product and a credit card product to its customers. Both products are underwritten using the same standards as any of the Company’s other consumer loan products.

Loan officers underwrite installment loan and other consumer loan requests in such a manner to assure compliance with the various regulations and the Company’s underwriting standards. The payment history of applicants is very important on these smaller loans, and is checked through in-house records as well as credit bureaus. Normally, collateral, such as an automobile, is taken as security and the value is checked using the N.A.D.A. book or other valuation services. Income must be adequate to cover all monthly payments including the proposed loan.

At December 31, 2006, the Company had approximately $110.1 million in its consumer loan and credit card portfolio, which was 10.8% of the Company’s total net loans. Approximately $571,000 of these loans were over 90 days delinquent or nonaccruing on that date, which represented 0.5% of the consumer loan portfolio.

Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors and other borrowers, solicitations by the Company’s lending staff, and walk-in customers.

Underwriting guidelines for all branches and loan types are set by senior lending management. Consumer loan processing and underwriting are decentralized; however, all other loans, including real estate and commercial loans, are generally processed at an administrative office. While real estate loans are also underwritten at an administrative office, commercial loans are underwritten by lending officers with appropriate authority or the Company’s loan committee. Loan applications, as well as credit bureau reports, appraisals, financial information, verifications of income, and other documentation concerning the credit-worthiness of the borrower, as applicable to each loan type are reviewed.

Branch managers may have the authority to approve loans up to $100,000 that meet the underwriting criteria set by management, and regional managers have authority for amounts up to $500,000. Any loan greater than $500,000 must be approved by senior lending management.

Income from Lending Activities. The Company earns interest and fee income from its lending activities. The Company earns fees for originating loans and for making commitments to originate loans and loan participations. Certain fees, net of origination costs, are deferred and amortized over the life of the loan. The Company also receives fees related to existing loans, such as late charges. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note A-4 to the Consolidated Financial Statements contains a discussion of the manner in which origination fees are recognized for financial reporting purposes. In addition, the Company conducts mortgage banking activities whereby the Company sells certain fixed-rate residential loans in the secondary market to the FHLMC and other financial institutions, recognizing gains upon the sale comprised of a cash component as well as mortgage servicing rights when servicing is retained. The Company also conducts commercial banking activities whereby the Company sells certain Small Business Administration (“SBA”) guaranteed portions of SBA-backed commercial loans in the secondary market, recognizing gains on sales comprised of a cash component as well as a servicing rights.

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

When an advanced stage of delinquency is reached (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been reached, Oak Hill will contact an attorney and request that the required 30-day prior notice of foreclosure or repossession proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. Historically, this procedure has aided in achieving a low level of nonperforming loans. At December 31, 2006, $13.6 million or 1.3% of the Company’s total loan portfolio was over 90 days delinquent or nonaccruing. As of December 31, 2006, the Company’s level of nonperforming assets to total assets was 1.48%.

If a credit card account becomes 10 days delinquent, a notice is sent to the account holder demanding that the payment be made to bring the account current. Another notice is sent to the cardholder if the account becomes 20 days delinquent. If payment is not received within 30 days, authorization requests are denied, a message about the delinquency appears on the cardholder’s account statement, and a follow-up telephone call is made. These telephone collection efforts and account statement messages continue until the account is deemed uncollectible. Legal action is considered during this time. As of December 31, 2006, approximately $30,000 in outstanding balances, or 1.3% of credit card loans were nonperforming.

At December 31, 2006, the Company had $5.3 million in real estate or other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such real estate is classified as “other real estate owned” until it is sold and is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling expenses. Any subsequent write-down is charged to expense. Generally, unless the property is a one-to-four family residential dwelling and well-collateralized, interest accrual ceases in 90 days, but no later than the date of acquisition. From that date, all costs incurred in maintaining the property are expensed. “Other real estate owned” is appraised during the foreclosure process, prior to the time of acquisition, and losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

At December 31, 2006 and 2005, the Company had $10.2 million and $13.1 million of impaired loans as defined under SFAS No. 114. The Company maintained an allowance for credit losses related to such impaired loans of $1.0 million and $1.6 million at December 31, 2006 and 2005, respectively.

The following is a summary of the Company’s loan loss experience and selected ratios for the periods presented.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance for loan losses
(beginning of period)	$13,653	$11,847	$10,836	$9,142	$8,345
Loans charged-off:
Real estate mortgage	1,114	587	226	129	215
Multi-family and commercial real estate	5,529	3,147	1,214	226	1,064
Commercial and other	728	2,449	334	442	148
Installment	1,349	1,564	1,771	1,355	1,136
Total loans charged-off	8,720	7,747	3,545	2,152	2,563
Recoveries of previously charged-off loans:
Real estate mortgage	365	160	35	27	14
Multi-family and commercial real estate	933	787	604	62	118
Commercial and other	427	1,043	99	14	103
Installment	575	765	553	396	368
Total recoveries	2,300	2,755	1,291	499	603
Net loans charged-off	6,420	4,992	2,254	1,653	1,960
Provision for losses on loans	5,691	6,341	3,136	3,347	2,757
Allowance of acquired institution	–	457	129	–	–
Allowance for loan losses
(end of period)	$12,924	$13,653	$11,847	$10,836	$9,142
Loans outstanding:
Average, net	$1,032,104	$993,976	$869,849	$754,519	$690,545
End of period	$1,034,285	$1,028,736	$924,385	$821,857	$711,086
Ratio of allowance for loan losses to loans outstanding at end of period	1.25%	1.33%	1.28%	1.32%	1.29%
Ratio of net charge-offs to average loans outstanding	0.62%	0.50%	0.26%	0.22%	0.28%

At December 31, 2006, 2005 and 2004, the Company had nonperforming loans totaling $13.6 million, $17.7 million, and $6.3 million, respectively. Interest income that would have been recognized if such loans had performed in accordance with contractual terms totaled approximately $543,000, $1.1 million, and $406,000, for the years ended December 31, 2006, 2005 and 2004, respectively. There was no interest income recognized on such loans during any of the periods.

Allowance for Loan Losses. The amount of the allowance for loan losses is based on management’s analysis of risks inherent in the various segments of the loan portfolio, management’s assessment of known or potential problem credits which have come to management’s attention during the ongoing analysis of credit quality, historical loss experience, current economic conditions and other factors. If actual circumstances and losses differ substantially from management’s assumptions and estimates, such allowance for loan losses may not be sufficient to absorb all future losses, and net earnings could be adversely affected. Loan loss estimates are reviewed periodically, and adjustments, if any, are reported in earnings in the period in which they become known. In addition, the Company maintains a portion of the allowance to cover potential losses inherent in the portfolio that have not been specifically identified.

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2006, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the southern and central Ohio economy and employment levels could result in the Company experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

The following table summarizes nonperforming assets by category.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Real estate mortgage:
Nonaccrual	$2,342	$6,096	$3,144	$2,235	$1,105
Past due 90 days or more(1)	–	730	121	98	515
Commercial and other:
Nonaccrual	10,591	10,141	1,858	4,153	4,345
Past due 90 days or more(1)	77	127	606	21	435
Installment:
Nonaccrual	481	459	538	1,213	579
Past due 90 days or more(1)	90	122	64	399	317
Total nonperforming loans	13,581	17,675	6,331	8,119	7,296
Other real estate owned	5,258	376	1,614	585	–
Total nonperforming assets	$18,839	$18,051	$7,945	$8,704	$7,296
Loans outstanding	$1,034,285	$1,028,736	$924,385	$821,857	$711,086
Allowance for loan losses to total loans	1.25%	1.33%	1.28%	1.32%	1.29%
Nonperforming loans to total loans	1.31	1.72	0.69	0.99	1.03
Nonperforming assets to total assets	1.48	1.45	0.73	0.93	0.88
Allowance for loan losses to nonperforming loans	95.2%	77.3%	187.1%	133.5%	125.3%

(1)	Represents accruing loans 90 days or more delinquent that are considered by management to be well secured and in the process of collection.

As of December 31, 2006, loans where borrowers were experiencing potential credit problems that raised doubts as to the ability of those borrowers to comply with the present loan repayment terms were included in the nonaccrual, past due 90 days or more categories. As a practical expedient, the Company accounts for collateral dependent impaired loans at the lower of the loan balance or fair value of the collateral.

Allocation of Allowance for Losses on Loans. The table below presents an analysis of the allocation of the Company’s allowance for loan losses at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of loans in each category to total loans(1)	Amount	Percent of loans in each category to total loans(1)	Amount	Percent of loans in each category to total loans(1)	Amount	Percent of loans in each category to total loans(1)	Amount	Percent of loans in each category to total loans(1)
	(Dollars in thousands)

Balance at end of period applicable to:
Real estate mortgage	$302	29.9%	$443	31.2%	$492	29.2%	$526	28.6%	$363	34.6%
Commercial and other	11,983	59.5	11,820	58.2	10,368	63.2	8,793	62.5	5,990	55.1
Installment	587	10.4	1,322	10.4	925	7.4	1,440	8.7	936	10.1
Credit card	52	0.2	68	0.2	62	0.2	77	0.2	51	0.2
Unallocated	–	–	–	–	–	–	–	–	1,802	–
Total	$12,924	100.0%	$13,653	100.0%	$11,847	100.0%	$10,836	100.0%	$9,142	100.0%
(1) Percentages are based upon loans gross of the allowance for loan losses.

Classified Assets. The FDIC regulations on classification of assets require commercial banks to classify their own assets and to establish appropriate general allowances for losses, subject to FDIC review. These regulations are designed to encourage management to evaluate assets on a case-by-case basis and to discourage automatic classifications. Assets classified as substandard or doubtful must be evaluated by management to determine a reasonable general loss reserve to be included in total capital for purposes of the Oak Hill’s risk-based capital requirement, but excluded from core capital or tangible capital or in capital under accounting principles generally accepted in the United States of America. Assets classified as loss must be written off.

Investments. Investment securities primarily satisfy the Company’s liquidity needs and provide a return on residual funds after lending activities. Pursuant to the Company’s written investment policy, investments may be in interest-bearing deposits, U.S. Government and agency obligations, trust preferred securities, state and local government obligations and government-guaranteed mortgage-backed securities. The Company does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the Company’s investment policy is to limit interest rate risk.

All securities-related activity is reported to the Board of Directors of the Company. General changes in investment strategy must be reviewed and approved by the Company’s Board of Directors. The Company’s senior management can purchase and sell securities on behalf of the Company in accordance with the Company’s stated investment policy.

The following table sets forth the carrying value of the Company’s investment portfolio as indicated and includes both investments designated as available for sale and those designated as held to maturity.

	At December 31,
	2006	2005	2004
	(Dollars in thousands)

Held to maturity:
Trust preferred securities	$2,559	$3,619	$3,640
Available for sale:
U.S. Government and agency obligations	97,343	72,605	61,408
Obligations of state and political subdivisions	55,420	58,340	26,769
Other securities	247	248	206
Total investment securities available for sale	153,010	131,193	88,383
Total investment securities	$155,569	$134,812	$92,023

The following table reflects the maturities of the Company’s investment securities at December 31, 2006.

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Total

Held to maturity:
Trust preferred securities	$–	–	$–	–	–	$–	$2,559	8.78%	$2,559
Available for sale:
U.S. Government and agency obligations	13,542	4.06%	11,722	4.82%	16,602	4.60%	55,477	5.69%	97,343
Obligations of state and political subdivisions	402	3.98%	2,493	4.23%	14,635	4.35%	37,890	4.69%	55,420
Other securities	–	–	–	–	–	–	247	–	247
Total available for sale Securities	13,944	4.05%	14,215	4.72%	31,237	4.48%	93,614	5.27%	153,010
Total investment securities	$13,944	4.05%	$14,215	4.72%	$31,237	4.48%	$96,173	5.37%	$155,569

Source of Funds

Deposit Accounts. Deposits are a major source of the Company’s funds. The Company offers a number of alternatives for depositors designed to attract both commercial and regular consumer checking and savings including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from 3 to 60 months. The Company has also utilized brokered deposits as a supplement to its local deposits when such funds are attractively priced in relation to the local market.

The distribution of the Company’s deposit accounts by type and rate is set forth in the following table.

	At December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits	$94,256	10.0%	$97,575	10.0%	$88,712	10.3%
Savings accounts	48,858	5.2	64,128	6.6	58,978	6.8
NOW accounts	70,369	7.5	79,329	8.1	65,395	7.6
Money market deposits	3,689	0.4	8,191	0.8	9,249	1.1
Premium investment	189,281	20.1	131,014	13.4	53,093	6.1
Select investment	20,372	2.1	19,856	2.0	27,197	3.2
Total transaction accounts	426,825	45.3	400,093	40.9	302,624	35.1

Certificates of deposit:
1.00 - 2.99%	7,495	0.8	93,754	9.6	344,757	40.0
3.00 - 4.99%	381,892	40.5	475,987	48.6	203,406	23.6
5.00 - 6.99%	126,707	13.4	8,506	0.9	10,909	1.3
7.00 - 10.00%	41	–	56	–	400	–
Total certificates of deposit	516,135	54.7	578,303	59.1	559,472	64.9
Total deposits	$942,960	100.0%	$978,396	100.0%	$862,096	100.0%

The following table presents various interest rate categories and certain information concerning maturities of the Company’s certificates of deposit at December 31, 2006.

Certificate of deposit accounts	Within one year	One to three years	Over three years	Total
	(In thousands)

3.00% and less	$7,780	$461	$–	$8,241
3.01 to 4.00%	86,959	55,586	1,719	144,264
4.01 to 5.00%	211,727	42,892	6,449	261,068
5.01 to 6.00%	29,573	68,948	3,973	102,494
6.01 to 7.00%	1	26	–	27
7.01 to 10.00%	27	14	–	41
Total	$336,067	$167,927	$12,141	$516,135

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater, by time remaining until maturity, as of December 31, 2006.

Maturity period	Amount
(In thousands)

Three months or less	$32,612
Over three months through six months	21,101
Over six through twelve months	26,948
Over twelve months	56,947
Total	$137,608

Borrowings. In addition to deposits and repayment of loan principal, the Company obtains funds necessary for its lending activities and other general business purposes through loans (advances) from the Federal Home Loan Bank (“FHLB”) of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and the total of outstanding advances. The Company typically utilizes FHLB advances to fund loans and to meet short-term liquidity needs. As of December 31, 2006, Oak Hill had outstanding FHLB advances totaling $157.6 million. See Note F to the consolidated financial statements for additional information regarding FHLB advances. The Company also has arrangements to borrow funds from commercial banks.

In 2000, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 1 (“Trust 1”), issued $5.0 million of mandatorily redeemable debt securities. The amount of the debt securities issued by the Trust, while not consolidated herein pursuant to the provisions of Financial Interpretation No. 46R (“FIN 46R”), are included in the Company’s regulatory capital, specifically as a component of Tier 1 capital. The subordinated debentures are the sole assets of the Trust, and the Company owns all of the common securities of the Trust. Interest payments on the debt securities are made semi-annually at an annual fixed interest rate of 10.875% and are reported as a component of interest expense on borrowings.

During 2004, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 2 (“Trust 2”), issued $5.0 million of mandatorily redeemable debt securities. The amount of the debt securities issued by Trust 2, while not consolidated herein, are included in the Company’s regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures and common securities were used by Trust 2 to purchase from the Company $5.0 million of subordinated debentures maturing on October 18, 2034. The subordinated debentures are the sole asset of Trust 2, and the Company owns all of the common securities of Trust 2. Interest payments on the debt securities are to be made quarterly at an annual fixed rate of interest of 6.24% through October 18, 2009 and at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 2.40% thereafter. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were contributed to the capital of Oak Hill during 2004.

 Also during 2004, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 3 (“Trust 3”), issued $8.0 million of mandatorily redeemable debt securities. The amount of the debt securities issued by Trust 3, while not consolidated herein, are included in the Company’s regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures and common securities were used by Trust 3 to purchase from the Company $8.0 million of subordinated debentures maturing on October 18, 2034. The subordinated debentures are the sole asset of Trust 3, and the Company owns all of the common securities of Trust 3. Interest payments on the debt securities are to be made quarterly at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 2.30%. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were used for merger activity and general corporate activity.

During 2005, a Delaware statutory business trust owned by the Company, Oak Hill Capital Trust 4 (“Trust 4”), issued $5.0 million of mandatorily redeemable debt securities. The amount of the debt securities issued by Trust 4, while not consolidated herein, are included in the Company’s regulatory capital, specifically as a component of Tier 1 capital. The proceeds from the issuance of the subordinated debentures were used by Trust 4 to purchase from the Company $5.0 million of subordinated debentures maturing on June 30, 2035. Interest payments on the debt securities are to be made quarterly at an annual fixed rate of interest of 5.96% through June 30, 2015 and at a floating rate of interest, reset quarterly, equal to 3-month LIBOR plus 1.60% thereafter. Interest payments are reported as a component of interest expense on borrowings. The net proceeds received by the Company were contributed to the capital of Oak Hill during the current year. At December 31, 2006, the Company’s subordinated debentures issued to statutory business trusts and includable as Tier 1 capital totaled $23.0 million.

The following table sets forth the maximum amount of the Company’s FHLB advances and other borrowings outstanding at any month end during the periods shown and the average aggregate balances of FHLB advances and other borrowings for such periods:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Maximum amount outstanding:

FHLB advances	$157,584	$123,119	$119,520
Subordinated debentures	23,000	23,000	18,000
Other borrowings	56,341	20,538	9,277
Total	$236,925	$166,657	$146,797
Average amount of FHLB advances and other borrowings outstanding	$187,757	$144,445	$124,514
Weighted-average interest rate of total borrowings	5.03%	4.75%	4.28%

The following table sets forth certain information as to the Company’s FHLB advances and other borrowings at the dates indicated.

	December 31,
	2006	2005	2004
	(In thousands)

FHLB advances	$157,584	$123,119	$105,601
Subordinated debentures	23,000	23,000	18,000
Other borrowings	56,341	18,263	8,059
Total borrowings	$236,925	$164,382	$131,660

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

Net interest income, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, is the principal component of the Company’s net earnings. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rate levels. Due to the maturity, repricing and timing differences between interest-earning assets and interest-bearing liabilities, the Company’s earnings would be affected differently under various interest rate scenarios. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which reprice within a given period of time. The difference, or the interest rate repricing “gap”, provides an indication of the extent to which an interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest-rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income, while a positive gap within shorter maturities would have the opposite effect.

The following tables contain information regarding the amounts of various categories of assets and liabilities contractually repricing within the periods indicated without consideration of loan prepayment assumptions or deposit decay assumptions:

December 31, 2006	Year Ending December 31,
	2007	2008	2009	2010	2011 and after	Total

Interest-rate sensitive assets:
Federal funds sold	$818	$–	$–	$–	$–	$818
Interest-bearing deposits	1,474	–	–	–	–	1,474
Investment securities	45,521	29,801	17,476	11,508	51,263	155,569
Loans receivable(1)	421,111	169,996	150,372	99,577	180,305	1,021,361
Other interest-earning assets	187	–	–	–	21,784	21,971
Total	469,111	199,797	167,848	111,085	253,352	1,201,193

Interest-rate sensitive liabilities:
Deposits	670,820	122,968	42,909	6,446	5,561	848,704
Borrowings	111,882	56,056	22,537	14,278	32,172	236,925
Total	782,702	179,024	65,446	20,724	37,733	1,085,629
Excess (deficiency) of interest-rate sensitive assets over interest-rate sensitive liabilities	$(313,591)	$20,773	$102,402	$90,361	$215,619	$115,564
Cumulative excess (deficiency) of interest-rate sensitive assets over interest-rate sensitive liabilities	$(313,591)	$(292,818)	$(190,416)	$(100,055)	$115,564	$115,564
Cumulative interest-rate sensitivity gap to total assets	(24.58)%	(22.95)%	(14.92)%	(7.84)%	9.06%	9.06%

December 31, 2005	Year Ending December 31,
	2006	2007	2008	2009	2010 and after	Total

Interest-rate sensitive assets:
Federal funds sold	$1,614	$–	$–	$–	$–	$1,614
Interest-bearing deposits	1,008	361	–	–	–	1,369
Investment securities	19,300	22,146	20,491	13,877	58,998	134,812
Loans receivable(1)	428,419	147,638	162,992	86,872	189,162	1,015,083
Other interest-earning assets	187	–	–	–	20,574	20,761
Total	450,528	170,145	183,483	100,749	268,734	1,173,639

Interest-rate sensitive liabilities:
Deposits	682,839	126,451	49,696	12,926	8,909	880,821
Borrowings	91,796	17,745	1,061	6,043	47,737	164,382
Total	774,635	144,196	50,757	18,969	56,646	1,045,203
Excess (deficiency) of interest-rate sensitive assets over interest-rate sensitive liabilities	$(324,107)	$25,949	$132,726	$81,780	$212,088	$128,436
Cumulative excess (deficiency) of interest-rate sensitive assets over interest-rate sensitive liabilities	$(324,107)	$(298,158)	$(165,432)	$(83,652)	$128,436	$128,436
Cumulative interest-rate sensitivity gap to total assets	(26.12)%	(24.02)%	(13.33)%	(6.74)%	10.35%	10.35%
(1) Includes loans held for sale.

Due to the shortcomings associated with gap analysis, the Company’s primary tool in managing interest rate risk is net interest income simulations, which measure the potential effect on earnings that instantaneous parallel and proportional changes in interest rates could have on net interest income over defined periods of time. The Company applies hypothetical interest rate shocks of up and down 100, 200 and 300 basis points (100 basis points equals 1%) to its financial instruments based upon assumed cash flows.

The parallel approach to interest rate shocks assumes that all interest rates will simultaneously move up or down by like amounts. This approach is very simplistic and could be viewed as a “worst case” scenario. The proportional approach to interest rate shocks assumes that the interest rates for financial instruments change in proportion to a single driver rate. The Company has selected the national Prime rate as its driver rate. In the proportional approach, the driver rate shock is multiplied by the proportional rate factors for each financial instrument to obtain the new interest rates used to calculate projected net interest income changes.

The following table reflects, as of December 31, 2006, projected changes in the Company’s twelve-month net interest income as a percentage of net interest income assuming parallel and proportional interest rate shocks.

Rate Shock Analysis
ALCO Limit Twelve-Month Net Interest Income Changes	Parallel Twelve-Month Net Interest Income Changes	Proportional Interest Rate Shock	Interest Rate shock

+300 basis points	-30%	-12.552%	-3.780%
+200 basis points	-20%	- 7.697%	-1.860%
+100 basis points	-15%	- 3.188%	-0.342%
-100 basis points	-15%	1.959%	-0.647%
- 200 basis points	-20%	2.353%	-2.483%
- 300 basis points	-30%	2.953%	-4.011%

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

Personnel

At December 31, 2006, the Company and its subsidiaries employed 421 persons on a full-time basis and 38 persons on a part-time basis.

Executive Offices

The Company’s executive office is located at 14621 State Route 93, Jackson, Ohio 45640 and its telephone number is (740) 286-3283.

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

The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “Act”), which requires a bank holding company to register under the Act and to be subject to supervision and examination by the Board of Governors of the Federal Reserve System. A bank holding company is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Act requires prior approval by the Board of Governors of the acquisition by a bank holding company, or any subsidiary thereof, of 5% or more of the voting stock or substantially all the assets of any bank within the United States.

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

The Act also prohibits a bank holding company, with certain exceptions, from acquiring 5% or more of the voting stock of any company that is not a bank and from engaging in any business other than banking or performing services for its banking subsidiary without the approval of the Board of Governors. In addition, the acquisition of a thrift institution must be approved by the Office of Thrift Supervision pursuant to the savings and loan holding company provisions of the Home Owners’ Loan Act of 1933. On March 13, 2000, the Financial Services Act of 1999, also known as the Gramm-Leach-Bliley Act, became effective. This legislation repealed certain cross-industry affiliation prohibitions and made certain other changes to the Act. It authorized a new form of holding company, a financial holding company, which with certain exceptions is authorized to undertake activities which are “financial in nature” and which include banking, insurance and securities activities. Generally, the scope of activities permitted to a financial holding company are broader than those previously permitted to a bank holding company. A bank holding company may elect to become a financial holding company. The Company made this election and was notified on July 11, 2001 by the Federal Reserve Bank that its election had been approved. Under the Act, as amended by the Gramm-Leach-Bliley Act, the Company is permitted to engage in certain activities, including mortgage banking, operating small loan companies, factoring, furnishing certain data processing operations, holding or operating properties used by banking subsidiaries or acquired for such future use, providing certain investment and financial advice, leasing (subject to certain conditions) real or personal property, providing management consulting advice to certain depository institutions, providing securities brokerage services, arranging commercial real estate equity financing, underwriting and dealing in government obligations and money market instruments, providing consumer financial counseling, operating a collection agency, owning and operating a savings association, operating a credit bureau and conducting certain real estate investment activities and acting as insurance agent for certain types of insurance. Certain other activities, including real estate brokerage and syndication, land development, and property management not related to credit transactions, are not permissible.

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

On October 26, 2001 President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the September 11, 2001 terrorist attacks, the Patriot Act is intended to strengthen the ability of various agencies of the United States to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	Due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	Standards for verifying customer identification at account opening;

•	Rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	Reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000 and;

•	Filing of suspicious activities reports for securities transactions by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

The Sarbanes-Oxley Act addresses, among other matters: audit committees; auditor independence; analysts’ conflicts of interest; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black-out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding Federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; and various increased criminal penalties for violations of securities laws.

In 2002 and 2003, the SEC adopted a host of new regulations implementing the provisions of the Sarbanes-Oxley Act. These new regulations may change the manner in which the Company is required to report its financial condition and results of operations in the future. The Company believes that it has been at all times in material compliance with these regulations; however, there can be no assurance that future regulations, implementing the Sarbanes-Oxley Act, will not have an adverse effect on the Company’s reported financial condition and results of operations as compared with prior reporting periods.

Management has instituted a series of actions to strengthen and improve the Company’s already strong corporate governance practices. Included in those actions was the formation of a Disclosure Controls and Procedures Committee for financial reporting (the "Disclosure Committee"), to evaluate and monitor the continued effectiveness of the design and operation of disclosure controls for financial reporting. The Disclosure Committee complements the Company’s existing committee structure and process and is designed to capture critical management information and disclosures from the Company and each of its affiliates. The Company believes that the addition of the Disclosure Committee enhances its already effective disclosure processes.

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

Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company’s future profitability. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company’s filings with the SEC. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate, and in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company encounters a number of risks in the conduct of its business. A discussion of such risks follows.

Interest Rate Risk. The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

Lending Risk. There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across Ohio and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2006, approximately 59% of the Company’s loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

Allowance For Possible Loan Losses May Be Insufficient. The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

The Company Relies On Dividends From Its Subsidiaries For Most Of Its Revenue. The Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that Oak Hill Banks and certain non-bank subsidiaries may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Oak Hill Banks is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on its common stock. The inability to receive dividends from Oak Hill Banks could have a material adverse effect on the Company’s business, financial condition and results of operations.

Growth Strategy. The Company has pursued and continues to pursue a strategy of growth. The success of the Company’s growth strategy will depend largely upon its ability to manage its credit risk and control its costs while providing competitive products and services. This growth strategy may present special risks, such as the risk that the Company will not efficiently handle growth with its present operations, the risk of dilution of book value and earnings per share as a result of an acquisition, the risk that earnings will be adversely affected by the start-up costs associated with establishing new products and services, the risk that the Company will not be able to attract and retain qualified personnel needed for expanded operations, and the risk that its internal monitoring and control systems may prove inadequate.

Control by Management; Anti-Takeover Provisions. Evan E. Davis, John D. Kidd and D. Bruce Knox beneficially own in the aggregate approximately 22.4% of the outstanding shares of Common Stock of the Company at December 31, 2006. In addition to Ohio and federal laws and regulations governing changes in control of insured depository institutions, the Company’s Articles of Incorporation and Code of Regulations contain certain provisions that may delay or make more difficult an acquisition of control of the Company. For example, the Company’s Articles of Incorporation do not exempt the Company from the provisions of Ohio’s “control share acquisition” and “merger moratorium” statutes. Assuming that the principal stockholders continue to retain the number of the outstanding voting shares of the Company that they presently own and the law of Ohio requires, as it presently does, at least two-thirds majority vote of the outstanding shares to approve a merger or other consolidation, unless the articles of incorporation of the constituent companies provide for a lower approval percentage for the transaction, which the Company’s articles do not provide, such ownership position could be expected to deter any prospective acquirer from seeking to acquire ownership or control of the Company, and the principal stockholders would be able to defeat any acquisition proposal that requires approval of the Company’s stockholders, if the principal stockholders chose to do so. In addition, the principal stockholders may make a private sale of shares of common stock of the Company that they own, including to a person seeking to acquire ownership or control of the Company. The Company has 3,000,000 shares of authorized but unissued preferred stock, par value $ .01 per share, which may be issued in the future with such rights, privileges and preferences as are determined by the Board of Directors of the Company. In December 1997, the Board of Directors of the Company approved and adopted a stockholder rights plan that contemplates the issuance of rights to purchase preferred stock of the Company to the Company’s common stockholders of record as of February 17, 1998, as set forth in the Rights Agreement entered into between the Company and Fifth Third Bank on January 23, 1998. On December 26, 2000, the Company amended the Rights Agreement to appoint Registrar and Transfer Company as successor Rights Agent under the Rights Agreement due to the resignation of Fifth Third Bank as Rights Agent. The Board of Directors of the Company approved the appointment of Registrar and Transfer Company pursuant to a resolution dated November 14, 2000. John D. Kidd and Evan E. Davis also have entered into a Buy-Sell Agreement dated April 11, 2001 (the “Agreement”), whereby in the event of either one’s death, the survivor shall have the right to purchase some or all of the shares of the Company held by the deceased’s estate. In connection with the Agreement, Mr. Kidd and Mr. Davis each have executed a Limited Power of Attorney giving the other sole right, power and authority to vote all of the shares of the Company that he holds in the event of his incapacity.

Limited Trading Market; Shares Eligible for Future Sale; Possible Volatility of Stock Price. The Common Stock is traded on the Nasdaq Global Select Market under the symbol “OAKF.” During the 12 months ending March 8, 2007, the average weekly trading volume in the Common Stock has been approximately 58,000 shares per week. There can be no assurance given as to the liquidity of the market for the Common Stock or the price at which any sales may occur, which price will depend upon, among other things, the number of holders thereof, the interest of securities dealers in maintaining a market in the Common Stock and other factors beyond the control of the Company. The market price of the Common Stock could be adversely affected by the sale of additional shares of Common Stock owned by the Company’s current shareholders. The principal shareholders are permitted to sell certain limited amounts of Common Stock without registration, pursuant to Rule 144 under the Securities Act. The market price for the Common Stock could be subject to significant fluctuations in response to variations in quarterly and yearly operating results, general trends in the banking industry and other factors. In addition, the stock market can experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of affected companies. These broad fluctuations may adversely affect the market price of the Common Stock.

Dependence on Management. The Company’s success depends to a great extent on its senior management, including its Chairman, John D. Kidd; President and Chief Executive Officer, R. E. Coffman, Jr.; Executive Vice President and Chief Lending Officer Miles R. Armentrout; Executive Vice President and Chief Administrative Officer, David G. Ratz; Vice President, Scott J. Hinsch, Jr.; Chief Financial Officer, Dale B. Shafer, and Executive Vice President and Chief Information Officer, D. Bruce Knox. The loss of their individual services could have a material adverse impact on the Company’s financial stability and its operations. In addition, the Company’s future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level. The Company’s financial stability and its operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in the Company’s management.

Competition. Banking institutions operate in a highly competitive environment. The Company competes with other commercial banks, credit unions, savings institutions, finance companies, mortgage companies, mutual funds, and other financial institutions, many of which have substantially greater financial resources than the Company. Certain of these competitors offer products and services that are not offered by the Company and certain competitors are not subject to the same extensive laws and regulations as the Company. Additionally, consolidation of the financial services industry in Ohio and in the Midwest in recent years has increased the level of competition. Recent and proposed regulatory changes may further intensify competition in the Company’s market area.

Holding Company Structure; Government Regulations and Policies. The Company is a financial holding company, which is substantially dependent on the profitability of its subsidiaries and the upstream payment of dividends from Oak Hill to the Company. Under state and federal banking law, the payment of dividends by the Company and Oak Hill are subject to capital adequacy requirements. The inability of Oak Hill to generate profits and pay such dividends to the Company, or regulator restrictions on the payment of such dividends to the Company even if earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company’s ability to pay dividends to the shareholders.

Item 1B.	Unresolved Staff Comments

Oak Hill Financial, Inc. does not have any unresolved comments with the Securities and Exchange Commission.

Item 2.	Properties

As of December 31, 2006, the registrant and its subsidiaries operate from 37 full-service banking offices and one loan production office in Ohio. In addition, the Company operates administrative offices in Jackson, Ohio and Mason, Ohio. The offices are located in the following counties:

Subsidiaries
	Oak Hill	Oak Hill	Oak Hill Financial	Oak Hill
County	Financial, Inc.	Banks	Insurance	Title Agency, LLC
Athens	—	2	—	—
Brown	—	3	—	—
Butler	—	2	—	—
Fairfield	—	1	—	—
Franklin	—	2	—	—
Gallia	—	1	—	—
Hamilton	—	3	—	—
Hocking	—	1	—	—
Jackson(1)	1	6	1	—
Montgomery	—	2	—	—
Lawrence	—	4	—	—
Pickaway	—	2	—	—
Ross	—	4	—	—
Scioto	—	3	—	1
Vinton	—	1	—	—
Warren(2)	—	3	—	—

(1) Includes administrative offices of Oak Hill Financial, Inc. and Oak Hill Banks.
(2) Includes an administrative office of Oak Hill Banks.

The following table indicates which properties the Company leases, the term of the lease and end of lease options. All leases are comparable to other leases in the respective market areas and do not contain provisions detrimental to the Company or its subsidiaries.

End of Lease Five Year Renewal Options
	Beginning and Length of Term	One	Two	Three

Chillicothe	11/01/06 12 years		One - 10-year renewal option
Chillicothe Mulberry Street	02/01/06 2 years		Three - 2-year renewal options
Chillicothe K-Mart	06/28/94 15 years		No renewal options
West Portsmouth	11/18/05 5 years		X
Jackson Wal-mart	10/28/03 5 years	X
Oak Hill Banks Administrative Offices	09/15/04 4 years		Three - 3-year renewal options
Columbus loan production	10/01/06 6 months		No renewal options
Logan	10/1/00 5 years			X
Delhi	03/01/97 10 years		X
Middletown	08/19/99 10 years		X
Oak Hill Title Agency, LLC	10/01/06 Month-to-month		No renewal options
Centerville	12/19/03 10 years		X
Athens	03/01/06 5 years		X
Circleville Wal-mart	5/25/05 5 years		X
Lancaster	8/1/05 5 years		Three - 2-year renewal options
OHFI	12/01/02 5 years		X

Item 3.	Legal Proceedings

Except for routine litigation incident to their business, the registrant and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

SHAREHOLDER INFORMATION

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol “OAKF.”

The high and low sales prices for the Company common stock during each quarter of 2006 and 2005 are as follows:

Quarter
Ended	High	Low

12/31/06	$30.05	$24.50
09/30/06	25.90	24.23
06/30/06	30.97	25.00
03/31/06	33.25	30.23
12/31/05	33.59	28.78
09/30/05	32.46	28.68
06/30/05	34.00	25.00
03/31/05	39.11	33.28

At March 14, 2007 the Company had approximately 2,300 stockholders and 5,339,199 shares of common stock outstanding.

Dividends. The ability of the Company to pay cash dividends to stockholders is limited by its ability to receive dividends from its subsidiary. The State of Ohio places certain limitations on the payment of dividends by Ohio state-chartered banks.

The Company declared the following dividends per share in 2006 and 2005:

Quarter	Dividend
Ended	Declared

12/31/06	$0.21
09/30/06	0.19
06/30/06	0.19
03/31/06	0.19
12/31/05	0.19
09/30/05	0.17
06/30/05	0.17
03/31/05	0.17

Future cash and stock dividends will be subject to determination and declaration by the Board of Directors of the Company, taking into consideration, among other factors, the Company’s financial condition and results of operations, investment opportunities, capital requirements, and regulatory limitations.

Stock Transfer Agent. Inquiries regarding stock transfer, registration, lost certificates, or changes in name and address should be directed in writing to the Company’s stock transfer agent:

The Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572
(800) 456-0596

Annual Meeting of Shareholders. The Annual Meeting of Shareholders of Oak Hill Financial, Inc. will be held on April 17, 2007 at 1:00 p.m. at the Ohio State University Extension South District Office, 17 Standpipe Road, Jackson, Ohio.

Issuer Purchase of Equity Securities. The following table details the Company’s repurchases of its common shares during the three months ended December 31, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announce Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2006 -
October 31, 2006	10,800	$26.85	10,800	52,900
November 1, 2006 -
November 30, 2006	46,900	$27.32	46,900	6,000
December 1, 2006 -
December 31, 2006	6,000	$28.75	6,000	–

(1)
During January 2006, the Company completed the share repurchase plan announced on May 26, 2005. On February 21, 2006, the Company announced that its Board of Directors had authorized management to repurchase up to 278,000 shares of the Company’s common stock through open market or privately negotiated transactions. The repurchase plan was completed in December 2006

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Performance Graph. The following Performance Graph compares the performance of the Company with that of the NASDAQ Composite Index and the SNL $1B-$5B Bank Asset-Size Index, each of which is a published industry index. The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on December 31, 2001 in the common stock of the Company and in the NASDAQ Composite Index and the SNL $1B-$5B Bank Asset-Size Index and that all dividends were reinvested.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Oak Hill Financial, Inc.	100.00	138.76	199.42	261.54	229.02	198.82
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $1B-$5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36

Item 6.	Selected Financial Data

At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
SUMMARY OF FINANCIAL CONDITION	(In thousands)

Total assets	$1,275,635	$1,241,058	$1,083,040	$938,281	$833,629
Interest-bearing deposits and federal funds sold	2,292	2,983	2,705	1,285	5,699
Investment securities	155,569	134,812	92,023	79,545	83,789
Loans receivable - net(1)	1,021,361	1,015,083	912,538	811,021	701,944
Deposits	942,960	978,396	862,096	717,821	663,813
Subordinated debentures	23,000	23,000	18,000	5,000	5,000
Federal Home Loan Bank (FHLB) advances and other borrowings	213,925	141,382	113,660	130,352	94,358
Stockholders’ equity - net	90,757	94,081	85,043	79,928	66,881

SUMMARY OF OPERATIONS

Interest income	$79,743	$69,720	$59,251	$55,170	$57,222
Interest expense	41,411	29,436	20,838	20,468	24,724
Net interest income	38,332	40,284	38,413	34,702	32,498
Provision for losses on loans	5,691	6,341	3,136	3,347	2,757
Net interest income after provision for losses on loans	32,641	33,943	35,277	31,355	29,741
Gain on sale of loans	849	1,085	1,882	4,489	2,358
Gain on sale of branch premises	(40)	204	–	–	122
Gain (loss) on sale of assets	22	182	(47)	333	331
Commission income	3,331	2,781	3,050	2,827	2,457
Loss on sale of consumer finance loan portfolio	–	–	(3,585)	–	–
Other income	8,969	7,386	5,370	3,889	2,845
General, administrative and other expense	34,206	31,045	26,944	24,049	22,663
Earnings before federal income tax	11,566	14,536	15,003	18,844	15,191
Federal income taxes	1,984	3,157	4,341	6,266	4,851
Net earnings	$9,582	$11,379	$10,662	$12,578	$10,340

PER SHARE INFORMATION

Basic earnings per share	$1.76	$2.01	$1.92	$2.29	$1.94
Book value per share	$17.16	$16.79	$15.30	$14.34	$12.46

Footnotes on the following page.

At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
OTHER STATISTICAL AND OPERATING DATA

Return on average assets	0.76%	0.96%	1.07%	1.45%	1.26%
Return on average equity	10.28	12.39	12.89	17.08	16.76
Net interest margin (fully-taxable equivalent)	3.36	3.70	4.05	4.19	4.18
Interest rate spread during period	2.96	3.37	3.74	3.81	3.75
General, administrative and other expense to average assets	2.73	2.62	2.70	2.77	2.77
Allowance for loan losses to nonperforming loans	95.16	77.25	186.83	133.46	125.29
Allowance for loan losses to total loans	1.25	1.33	1.28	1.32	1.29
Nonperforming loans to total loans	1.31	1.72	0.69	0.99	1.03
Nonperforming assets to total assets	1.48	1.45	0.73	0.93	0.88
Net charge-offs to average loans	0.62	0.50	0.26	0.22	0.28
Equity to assets at period end	7.11	7.58	7.85	8.52	8.02
Dividend payout ratio	44.97	35.06	32.19	23.67	25.31
(1)	Includes loans held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Oak Hill Financial, Inc. (the “Company”) is a financial holding company, the principal assets of which are the Company’s ownership of Oak Hill Banks (“Oak Hill”) and Oak Hill Financial Insurance (“OHFI”). In addition, the Company owns 49% of Oak Hill Title Agency, LLC (“Oak Hill Title”). The Company’s results of operations are primarily dependent upon its financial service subsidiary which is collectively viewed herein as a single operating segment for financial statement purposes.

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

Oak Hill’s profitability depends primarily on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates paid on these balances. Additionally, and to a lesser extent, profitability is affected by such factors as the level of noninterest income and expenses, the provision for losses on loans, and the effective tax rate. Other income consists primarily of service charges and other fees and income from the sale of loans. General, administrative and other expenses consist of compensation and benefits, occupancy-related expenses, franchise taxes, and other operating expenses.

In 2005, the Company acquired Lawrence Financial Holdings, Inc. (“Lawrence Financial”) and its subsidiary Lawrence Federal Savings Bank (“Lawrence”) headquartered in Ironton, Ohio for $15.2 million, of which $7.7 million was paid in cash. In addition, the Company issued 221,051 shares of common stock to Lawrence Financial shareholders. As part of the transaction, the Company acquired a net three full-service offices in southern Ohio, involving total loans of $76.5 million, $104.2 million in deposits and $116.9 million in assets.

In 2004, the Company acquired Ripley National Bank (“Ripley”) for $5.3 million in cash. As part of the transaction, the Company acquired full-service offices in Ripley and Georgetown, Ohio, involving total loans of $39.1 million, $51.6 million in deposits and $58.6 million in total assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 2006, 2005 and 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes presented elsewhere in this report.

FORWARD LOOKING STATEMENTS
In the following pages, management presents an analysis of the Company’s consolidated financial condition as of December 31, 2006, and the consolidated results of operations for the year ended December 31, 2006 as compared to prior periods. In addition to this historical information, the following discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company’s operations and the Company’s actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company’s general market area. Without limiting the foregoing, some of the forward-looking statements include management’s establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses, and management’s belief that the allowance for loan losses is adequate.

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

Allowance for Losses on Loans: The balance in this account is an accounting estimate of probable but unconfirmed asset impairment that has occurred in the Company’s loan portfolio as of the date of the consolidated financial statements before losses have been confirmed resulting in a subsequent charge-off or write-down. It is the Company’s policy to provide valuation allowances for estimated losses on loans based upon past loss experience, adjusted for changes in trends and conditions of the certain items, including:

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

The Company accounts for its allowance for losses on loans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Both Statements require the Company to evaluate the collectibility of both contractual interest and principal loan payments. SFAS No. 5 requires the accrual of a loss when it is probable that a loan has been impaired and the amount of the loss can be reasonably estimated. SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an alternative, at the loans’ observable market price or fair value of the collateral.

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

FINANCIAL CONDITION
The Company’s total assets amounted to $1.3 billion as of December 31, 2006, an increase of $34.6 million, or 2.8%, over the $1.2 billion total at December 31, 2005. The asset growth was funded primarily through an increase of $34.5 million in Federal Home Loan Bank advances and a $38.1 million increase in repurchase agreements, which were partially offset by a $35.4 million reduction in deposits.

Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $17.6 million, or 10.9%, to a total of $178.8 million at December 31, 2006, compared to $161.2 million at December 31, 2005. Investment securities increased by $20.8 million during 2006, as purchases of $67.6 million exceeded maturities and repayments of $20.1 million and sales of $26.8 million. Federal funds sold decreased by $796,000 during 2006.

Loans receivable, including loans held for sale, totaled $1.0 billion at December 31, 2006, an increase of $6.3 million, or 0.6%, over total loans at December 31, 2005. Loan disbursements and purchases totaled $363.3 million during 2006, which were partially offset by loan sales of $26.6 million and principal repayments of $318.0 million during 2006. Loan disbursements and purchases decreased by $17.1 million when compared to the same period in 2005. Growth in the loan portfolio during 2006 was comprised of a $12.1 million, or 1.7%, increase in commercial and residential real estate loans, a $990,000 or 0.9%, increase in installment loans, a $881,000, or 1.7% increase in construction and land development loans and a $167,000, or 7.7%, increase in credit card loans, which were partially offset by a $8.6 million, or 5.2%, decrease in commercial and other loans over the total at December 31, 2005. The allowance for loan losses represented 1.25% and 1.33% of the total loan portfolio at December 31, 2006 and 2005, respectively. The year over year reduction in the percentage of the allowance to total loans is reflective of the Board and management’s perceived reduction in portfolio risk during the year. The Company’s allowance represented 95.2% and 77.3% of the $13.6 million and $17.7 million of nonperforming loans at December 31, 2006 and 2005, respectively. The $3.6 million reduction in nonperforming loans resulted from aggressive collection and sale activity with respect to such loans and resulted in an increase in charge-offs from $5.0 million in 2005 to $6.4 million in 2006. At December 31, 2006, nonperforming loans were comprised of $9.3 million of loans secured primarily by commercial real estate, $1.4 million in commercial and other loans, $2.3 million secured by one-to-four family residential real estate, and $571,000 in installment and credit card loans. In management’s opinion, all nonperforming loans were adequately collateralized or reserved for at December 31, 2006. In addition, the Company acquired two parcels of commercial real estate that accounted for $4.5 million of the $4.9 million increase in real estate acquired through foreclosure. Approximately $3.0 million of this amount was sold subsequent to December 31, 2006 without additional material loss.

Deposits totaled $943.0 million at December 31, 2006, a decrease of $35.4 million, or 3.6%, from the $978.4 million total at December 31, 2005. Brokered deposits were a lessening part of the Company’s overall funding strategy during 2006. Brokered deposits totaled $39.5 million with a weighted-average cost of 3.87% at December 31, 2006, as compared to the $80.5 million in brokered deposits with a 3.20% weighted-average cost at December 31, 2005.

Advances from the Federal Home Loan Bank totaled $157.6 million at December 31, 2006, an increase of $34.5 million, or 28.0%, from the December 31, 2005 total. Securities sold under agreements to repurchase totaled $56.3 million at December 31, 2006, an increase of $38.1 million, over the total at December 31, 2005. The increase resulted primarily from $42.0 million in reverse repurchase agreements incepted in 2006, which were partially offset by the repayment of $10.0 million in reverse repurchase agreements originally incepted in 2005.

The Company’s stockholders’ equity amounted to $90.8 million at December 31, 2006, a decrease of $3.3 million, or 3.5%, from the balance at December 31, 2005. The decrease resulted primarily from $4.2 million in dividends paid to shareholders and the Company’s repurchase of 330,055 outstanding shares of common stock at an aggregate price of $9.4 million ($28.59 per share) during 2006, which were partially offset by net earnings of $9.6 million, proceeds from stock options exercised totaling $678,000 and a $41,000 increase in unrealized gain on securities available for sale, net of tax.

SUMMARY OF EARNINGS
Changes in net interest income are attributable to either changes in average balances (volume change) or changes in average rates (rate change) for interest-earning assets and interest-bearing liabilities. Volume change is calculated as change in volume times the old rate, while rate change is calculated as change in rate times the old volume. The table on page 34 indicates the dollar amount of the change attributable to each factor. The rate/volume change, the change in rate times the change in volume, is allocated between the volume change and the rate change at the ratio each component bears to the absolute value of their total.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
General. Net earnings for the year ended December 31, 2006 totaled $9.6 million, a $1.8 million, or 15.8%, decrease from 2005 net earnings. The decrease in earnings resulted primarily from a $2.0 million decrease in net interest income and a $3.2 million increase in general, administrative and other operating expenses, which were partially offset by a $1.5 million increase in other income, a $650,000 decrease in the provision for losses on loans and a $1.2 million decrease in the provision for federal income taxes.

Net Interest Income. Total interest income for the year ended December 31, 2006, amounted to $79.7 million, an increase of $10.0 million, or 14.4%, over the total recorded for 2005. Interest income on loans totaled $72.7 million, an increase of $8.4 million, or 13.0%, over 2005. This increase resulted primarily from a $38.1 million, or 3.8%, increase in the weighted-average (“average”) portfolio balance, to a total of $1.0 billion in 2006, coupled with a 58 basis point increase in the average fully-taxable equivalent yield, to 7.07% in 2006 from 6.49% in 2005. Interest income on investment securities and other interest-earning assets increased by $1.6 million, or 30.3%. The increase resulted primarily from a 36 basis point increase in the average fully-taxable equivalent yield, to 5.35% in 2006, coupled with a $24.8 million, or 19.2%, increase in the average portfolio balance, to a total of $154.1 million in 2006.

Total interest expense amounted to $41.4 million for the year ended December 31, 2006, an increase of $12.0 million, or 40.7%, over the total recorded in 2005. Interest expense on deposits increased by $8.8 million, or 38.5%, to a total of $31.8 million in 2006. The increase resulted primarily from a $24.6 million, or 2.9%, increase in the average portfolio balance, to a total of $877.1 million in 2006, coupled with a 93 basis point increase in the average cost of deposits, to 3.62% in 2006. Interest expense on borrowings increased by $3.1 million, or 48.5%, during 2006. This increase was due to a $43.3 million, or 30.0%, increase in average borrowings outstanding, coupled with a 64 basis point increase in the average cost of borrowings, to 5.13% in 2006.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $2.0 million, or 4.8%, for the year ended December 31, 2006, as compared to 2005. The interest rate spread decreased by 41 basis points, to 2.96% in 2006 compared to 3.37% in 2005. The fully-taxable equivalent net interest margin decreased by 34 basis points from, 3.70% in 2005 to 3.36% in 2006. Management believes that future movements in short-term interest rates in the economy will continue to place pressure on the Company’s net interest margin.

Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company’s market area and other factors related to the collectibility of the Company’s loan portfolio. As a result of such analysis, management recorded a $5.7 million provision for losses on loans for the year ended December 31, 2006, a decrease of $650,000, compared to 2005. The provision for losses on loans recorded in 2006 was primarily predicated upon the $6.3 million of growth in the net loan portfolio, integrated with net charge-offs of $6.4 million and a $3.6 million reduction in non-performing loans in 2006.

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at December 31, 2006, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Other Income. Other income totaled $13.1 million for the year ended December 31, 2006, an increase of $1.5 million, or 12.8%, compared to the 2005 amount. This increase resulted primarily from a $1.5 million increase in service fees, charges and other operating income, a $70,000 increase in the cash surrender value of bank owned life insurance and a $550,000, or 19.8%, increase in commissions income, which were partially offset by a $236,000, or 21.8%, decrease in gain on sale of loans, a $93,000 increase in the loss on sale of assets and other real estate owned, and a $311,000, or 62.4% decrease in gain on sale of investment securities. The increase in service fees, charges and other income resulted from an increase in service charges on deposits totaling $884,000 and an increase in ATM fees of $286,000 in 2006. The gain on sale of loans decrease is generally attributable to a reduction in secondary market volume year over year.

General, Administrative and Other Expense. General, administrative and other expense totaled $34.2 million for the year ended December 31, 2006, an increase of $3.2 million, or 10.2%, over the 2005 total. The increase resulted primarily from a $1.4 million, or 8.8%, increase in employee compensation and benefits, a $988,000, or 10.9%, increase in other operating expenses, a $1.2 million increase in franchise taxes, and an increase of $80,000, or 2.0%, in occupancy and equipment. The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, the acquisition of Lawrence Financial, additional management staffing and normal merit increases. The increase in other operating expense resulted primarily from a $463,000 increase in credit and collection expense, a $104,000 increase in ATM expense, and a $109,000 increase in professional fees. The remaining increase was due to pro-rata increases in other operating expenses attendant to the Company’s overall growth year-to-year. The increase in occupancy and equipment expense was due primarily to a $150,000, or 9.9%, increase in depreciation expense and a $163,000, or 27.7% increase in utilities, property taxes and insurance expenses year-to-year, which was partially offset by a $129,000, or 19.1% decrease in maintenance contracts and repairs, coupled with decreases in other expenses year-to-year. The increase in depreciation expense is primarily attributable to new office locations and the administrative office addition completed in 2006. The increase in franchise tax is attributable to the absence of a tax savings in 2005 resulting from the Oak Hill-Ripley merger.

Federal Income Taxes. The provision for federal income taxes amounted to $2.0 million for the year ended December 31, 2006, a decrease of $1.2 million, or 37.2%, compared to the $3.2 million recorded in 2005. The decrease resulted primarily from a $3.0 million, or 20.4% decrease in earnings before taxes, coupled with a decrease in the effective tax rate from 21.7% for the year ended December 31, 2005 to 17.2% for the year ended December 31, 2006. The difference between the 34% statutory rate and the Company’s effective tax rate in 2006 and 2005 is attributable to the New Markets Tax Credit.

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

Net Interest Income. Total interest income for the year ended December 31, 2005, amounted to $69.7 million, an increase of $10.5 million, or 17.7%, from the total recorded for 2004. Interest income on loans totaled $64.3 million, an increase of $8.8 million, or 15.8%, from the 2004 period. This increase resulted primarily from a $124.1 million, or 14.3%, increase in the weighted-average (“average”) portfolio balance, to a total of $994.0 million in 2005, coupled with an 8 basis point increase in the average fully-taxable equivalent yield, to 6.49% in 2005 from 6.41% in 2004. As stated previously, the growth in the loan portfolio was heavily influenced by the Lawrence Financial purchase. Interest income on investment securities and other interest-earning assets increased by $1.7 million, or 45.3%. The increase resulted primarily from a 55 basis point increase in the average fully-taxable equivalent yield, to 4.99% in 2005, coupled with a $35.5 million, or 37.8%, increase in the average portfolio balance, to a total of $129.3 million in 2005. The increase in average yield is generally reflective of eight rate increases by the Federal Reserve Board during the year.

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

Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company’s market area and other factors related to the collectibility of the Company’s loan portfolio. As a result of such analysis, management recorded a $6.3 million provision for losses on loans for the year ended December 31, 2005, an increase of $3.2 million compared to 2004. The provision for losses on loans in 2005 was primarily influenced by an increase of $11.4 million in nonperforming loans from $6.3 million in 2004 to $17.7 million at December 31, 2005, and growth of $102.5 million in the loan portfolio during the year.

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

General, Administrative and Other Expense. General, administrative and other expense totaled $31.0 million for the year ended December 31, 2005, an increase of $4.1 million, or 15.2%, over the 2004 total. The increase resulted primarily from a $1.6 million, or 10.9%, increase in employee compensation and benefits, a $2.7 million, or 33.6%, increase in other operating expenses, an increase of $667,000, or 19.6%, in occupancy and equipment, which were partially offset by a $799,000 decrease in franchise taxes. The increase in employee compensation and benefits resulted primarily from increased staffing levels required in connection with the establishment of new branch locations, the acquisition of Lawrence Financial, additional management staffing and normal merit increases. The increase in other operating expenses resulted from a $478,000 increase in professional fees, $386,000 in merger-related expenses in connection with the previously mentioned Lawrence merger, an $881,000 increase in amortization of intangibles and a $316,000 increase in marketing fees. The remaining increase was due to pro-rata increases in other operating expenses attendant to the Company’s overall growth year-to-year. The increase in occupancy and equipment expense was due primarily to a $339,000, or 36.8%, increase in maintenance contracts and a $376,000, or 32.8%, increase in depreciation expense year-to-year. The increases in depreciation expense is primarily attributable to new office locations. The decrease in franchise taxes was attributable to a tax savings for 2005 resulting from the previously mentioned Oak Hill-Ripley merger in 2004.

Federal Income Taxes. The provision for federal income taxes amounted to $3.2 million for the year ended December 31, 2005, a decrease of $1.2 million, or 27.3%, compared to the $4.3 million recorded in 2004. The decrease resulted primarily from a $467,000, or 3.1%, decrease in earnings before taxes, coupled with $1.0 million in New Markets Tax Credits pursuant to Oak Hill’s qualified investment in Oak Hill Banks Community Development Corp. The effective tax rates were 21.7% and 28.9% for the years ended December 31, 2005 and 2004, respectively.

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

At December 31, 2006, the Company had $336.1 million of certificates of deposit maturing within one year. It has been the Company’s historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management’s belief that maturing certificates of deposit over the next year will similarly be renewed with the Oak Hill at market rates of interest without a material adverse effect on the results of operations.

In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $266.5 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At December 31, 2006, the Company had $157.6 million of outstanding FHLB advances with a weighted-average interest rate of 4.96%.

The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company’s customers. At December 31, 2006, the Company had total off-balance sheet contractual commitments totaling $34.1 million to originate residential, commercial loans, and other consumer loans, $137.8 million in unused lines of credit and letters of credit totaling $13.3 million. Funding for these amounts is expected to be provided by the liquidity sources described above. Management believes the Company has adequate resources to meet its normal funding requirements.

The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at December 31, 2006, by expiration period:

	One year	Two to	After
(In thousands)	or less	three years	three years	Total

Loan commitments	$34,125	$–	$–	$34,125
Unused lines of credit	53,808	38,184	45,858	137,850
Letters of credit	3,040	10,277	–	13,317
	$90,973	$48,461	$45,858	$185,292

The table below details the amount of contractual obligations outstanding at December 31, 2006, by expiration period:

	One year	Two to	After
(In thousands)	or less	three years	three years	Total

Advances from the Federal Home Loan Bank	$58,301	$49,736	$49,547	$157,584
Securities sold under agreement to repurchase	14,341	–	42,000	56,341
Subordinated debentures	–	–	23,000	23,000
Lease obligations	610	708	755	2,073
	$73,252	$50,444	$115,302	$238,998

The table below shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 2006, 2005 and 2004. The table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, the interest rate spread, and the net interest margin for the same periods.

AVERAGE BALANCE AND INTEREST RATES

	Year Ended December 31,
	2006			2005			2004
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earnings assets:
Loans receivable(1)	$1,032,104	72,982	7.07%	$993,976	$64,535	6.49%	$869,849	$55,734	6.41%
Investment securities(1)	150,662	8,066	5.35	126,958	6,364	5.01	90,415	4,119	4.56
Federal funds sold	1,426	80	5.61	584	20	3.42	929	15	1.61
Interest-earning deposits	2,028	95	4.68	1,767	74	4.19	2,472	28	1.13
Total interest- earnings assets	1,186,220	81,223	6.85	1,123,285	70,993	6.32	963,665	59,896	6.22
Non-interest earning assets	68,370			62,951			33,361
Total assets	$1,254,590			$1,186,236			$997,026
Interest-bearing liabilities:
Deposits:
Savings accounts	$55,959	286	0.51	$70,651	365	0.52	$52,292	195	0.37
NOW accounts	76,309	1,310	1.72	76,679	1,017	1.33	70,990	804	1.13
Money market deposit accounts	5,740	24	0.42	8,993	36	0.40	7,930	31	0.39
Premium & select investments	189,032	8,403	4.45	111,081	3,392	3.05	74,364	967	1.30
Certificates of deposit	550,096	21,750	3.95	585,114	18,134	3.10	509,340	13,926	2.73
Borrowings	187,757	9,638	5.13	144,445	6,492	4.49	124,514	4,915	3.95
Total interest-bearing liabilities	1,064,893	41,411	3.89	996,963	29,436	2.95	839,430	20,838	2.48
Non interest-bearing liabilities	96,462			97,420			74,888
Stockholders’ equity	93,235			91,853			82,708
Total liabilities and stockholders' equity	$1,254,590			$1,186,236			$997,026
Net interest income and interest rate spread		$39,812	2.96%		$41,557	3.37%		$39,058	3.74%
Net interest margin (2)			3.36%			3.70%			4.05%
Average interest-earning assets to average interest-bearing liabilities			111.39%			112.67%			114.80%
Adjustment of interest income to a tax-equivalent basis on tax-exempt:
Loans and investment securities		$1,480			$1,273			$645

(1)	Presented on a tax-equivalent basis.
(2)	The net interest margin is net interest income divided by average interest-earning assets.

RATE/VOLUME TABLE

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to: (1)
Loans receivable	$2,294	$6,153	$8,447	$8,115	$686	$8,801
Investment securities	1,316	386	1,702	1,929	316	2,245
Federal funds sold	42	18	60	(2)	7	5
Interest-earning deposits with banks	12	9	21	(6)	52	46
Total interest income	$3,664	$6,566	$10,230	$10,036	$1,061	$11,097

Interest expense attributable to:
Deposits
Savings accounts	$(72)	$(7)	$(79)	$(114)	$284	$170
NOW accounts	(5)	298	293	50	163	213
Money market deposit accounts	(14)	2	(12)	4	1	5
Premium and select investment accounts	5,520	(509)	5,011	109	2,316	2,425
Certificates of deposit	(1,113)	4,729	3,616	5,194	(986)	4,208
Borrowings	2,473	673	3,146	1,534	43	1,577
Total interest expense	$6,789	$5,186	$11,975	$6,777	$1,821	$8,598
Increase in net interest income			$(1,745)			$2,499
(1)	Presented on a tax-equivalent basis.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

This information is presented in “Asset and Liability Management” on pages 13 through 14 of this report.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements of the Company, together with the reports thereon of Grant Thornton LLP (dated February 27, 2007) are set forth on pages 39 through 44 hereof (see Item 15 of this Annual Report for Index).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting may not prevent or detect misstatements due to its inherent limitations. Projections of any evaluation effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the evaluation encompassed all branches of its primary subsidiary Oak Hill Banks.

Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2006. Management’s assessment of internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Oak Hill Financial, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Oak Hill Financial, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Oak Hill Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management’s assessment that Oak Hill Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the control criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Oak Hill Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oak Hill Financial, Inc.’s consolidated statements of financial condition as of December 31, 2006 and 2005, and the related statements of earnings, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

/s/ Grant Thornton LLP

Cincinnati, Ohio
March 15, 2007

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information is contained under "Ownership of Common Stock by Management", “Election of Directors” and “Executive Officers” in the Company's 2007 Proxy Statement, is incorporated herein by reference in response to this item.

The information contained under “Meetings of the Board of Directors and Committees of the Board”, specifically concerning Audit Committee financial expert, in the Company’s 2007 Proxy Statement, is incorporated herein by reference in response to this item.

The information contained under "Compliance With Section 16(a) of the Securities Exchange Act" in the Company's 2007 Proxy Statement, 2006, is incorporated herein by reference in response to this item.

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees including the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. The Code of Ethics may only be amended or modified by the Board of Directors of the Company. Waivers of the Code of Ethics may only be granted by the Board of Directors of the Company and along with reasons for the waiver will be promptly disclosed as required by the Securities Exchange Act of 1934 and the rules thereof and the applicable rules of The Nasdaq Stock Market, Inc. In addition, amendments and modifications to the Code of Ethics will be promptly disclosed to the Company’s shareholders. A copy of the Code of Ethics will be provided at no charge upon written request to Oak Hill Financial, Inc., Attention: David G. Ratz, Chief Administrative Officer, P.O. Box 688, 14621 S.R. 93, Jackson, Ohio 45640.

Item 11.	Executive Compensation

The information appearing under "Executive Compensation" in the Company's 2007 Proxy Statement, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information appearing under "Ownership of Common Stock by Principal Shareholders", "Ownership of Common Stock By Management" and “Equity Compensation Plan Information” in the Company's 2007 Proxy Statement, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing under "Certain Relationships and Related Party Transactions" in the Company's 2007 Proxy Statement, is incorporated herein by reference in response to this item.

The information appearing under “Meetings of the Board of Directors and Committees of the Board”, specifically concerning director independence, in the Company’s 2007 Proxy Statement, is incorporated by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information appearing under "Principal Independent Registered Public Accounting Firm Fees" in the Company's 2007 Proxy Statement, is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Reports on Form 8-K

(a)	Documents filed as a part of the Report:

(1)	Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

Consolidated Statements of Earnings for years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements for years ended December 31, 2006, 2005 and 2004

(2)	Financial Statement Schedules:

The information is contained in the Company’s Annual Report to Stockholders for the year ended December 31, 2006 is incorporated herein by reference in response to this item.

(3)	The following are filed as exhibits to this Annual Report on Form 10-K:

Exhibit Number

* 2(a)
Agreement and Plan of Merger, dated October 12, 2004, between Oak Hill Financial, Inc. and Lawrence Financial Holdings, Inc. (reference is made to Exhibit 2 included in Part I as Appendix A of the Prospectus/Proxy Statement filed by the Company on Form S-4/A, Registration No. 333-81645, with the Securities and Exchange Commission (“SEC”) on January 6, 2005 and incorporated herein by reference).

* 2(b)
Agreement and Plan of Merger, dated July 20, 2004, between Oak Hill Banks and Ripley National Bank (reference is made to Exhibit 2(a) of the Current Report filed by the Company on Form 8-K with the SEC on July 21, 2004 and incorporated herein by reference).

* 2(c)
Supplemental Agreement, dated July 20, 2004, between Oak Hill Financial, Inc., Oak Hill Banks, and Ripley National Bank (reference is made to Exhibit 2(b) of the Current Report filed by the Company on Form 8-K with the SEC on July 21, 2004 and incorporated herein by reference).

* 2(d)
Agreement and Plan of Merger, dated March 31, 1999, between Oak Hill Financial, Inc. and Towne Financial Corporation (reference is made to Exhibit 2.1 of the Prospectus/Proxy Statement filed by the Company on Form S-4/A, Registration No. 333-81645, with the SEC on August 3, 1999 and incorporated herein by reference).

* 2(e)
Supplemental Agreement, dated as of March 31, 1999, between Oak Hill Financial, Inc. and Towne Financial Corporation (reference is made to Exhibit 2.2 of the Prospectus/Proxy Statement filed by the Company on Form S-4/A, Registration No. 333-81645, with the SEC on August 3, 1999 and incorporated herein by reference).

* 3(a)
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

*4(d)
.Amended Rights Plan, dated September 19, 2006, between Oak Hill Financial, Inc. and Registrar and Transfer Company (reference is made to Exhibit 4.3 to the Form 8-A12G/A Amendment No. 2, filed with the SEC on September 22, 2006 and incorporated herein by reference).

*10(a)
Oak Hill Financial, Inc. 2004 Stock Incentive Plan (reference is made to Appendix 3 to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders held on April 13, 2004, filed with the SEC on March 11, 2004 and incorporated herein by reference).

*10(b)
Form of Option Award Agreement under the Company’s 2004 Stock Incentive Plan (reference is made to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 25, 2005, as amended July 14, 2005, and incorporated herein by reference).

*10(c)
Form of Restricted Stock Award Agreement under the Company’s 2004 Stock Incentive Plan (reference is made to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 25, 2005, as amended July 14, 2005, and incorporated herein by reference).

*10(d)
Employment Agreement, effective January 1, 2006, between Oak Hill Financial, Inc. and Ralph E. Coffman, Jr. (reference is made to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 20, 2005, filed with the SEC on December 27, 2005, and incorporated herein by reference).

*10(e)
Key Executive Change of Control Plan, adopted December 20, 2005 (reference is made to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated December 20, 2005, filed with the SEC on December 27, 2005, and incorporated herein by reference).

*10(f)
Non-Employee Director Deferred Compensation Plan, adopted December 20, 2005 (reference is made to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated December 20, 2005, filed with the SEC on December 27, 2005, and incorporated herein by reference).

13	2006 Annual Report (Selected portions)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.

24	Powers of Attorney.

31(a)	Certification by Chief Executive Officer, R. E. Coffman, Jr., dated March 15, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification by Chief Financial Officer, Dale B. Shafer, dated March 15, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification by Chief Executive Officer, R. E. Coffman, Jr., dated March 15, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification by Chief Financial Officer, Dale B. Shafer, dated March 15, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference as indicated.

(b)	Form 8-K's Filed:

1.
Form 8-K dated October 12, 2006 and filed with the Securities and Exchange Commission (“SEC”) on October 16, 2006 announcing the Company’s results of operations and financial condition for the three and nine months ended September 30, 2006.

2.	Form 8-K dated November 21, 2006 and filed with the SEC on November 22, 2006 announcing the resignation of Chief Financial Officer Ron J. Copher.

3.	Form 8-K dated December 21, 2006 and filed with the SEC on December 22, 2006 announcing the Company’s anticipated provision for loan loss expense for the fourth quarter.

4.
Form 8-K dated January 11, 2007 and filed with the SEC on January 19, 2007 announcing the Company’s results of operations and financial condition for the three and twelve months ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK HILL FINANCIAL, INC.		Date

By:	/s/ R. E. Coffman, Jr.	March 15, 2007
R. E. Coffman, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*John D. Kidd	Chairman & Director	March 15, 2007

/s/ R. E. Coffman, Jr.	President, Chief Executive Officer and Director	March 15, 2007
(Principal Executive Officer)

*David G. Ratz	Executive Vice President and Chief Administrative Officer	March 15, 2007

*Dale B. Shafer	Interim Chief Financial Officer, Secretary and Treasurer	March 15, 2007
(Principal Financial and Accounting Officer)

*D. Bruce Knox	Executive Vice President, Chief Information Officer
	and Director	March 15, 2007

*Miles R. Armentrout	Executive Vice President and Chief Lending Officer	March 15, 2007

*Scott J. Hinsch, Jr.	Vice President	March 15, 2007

*Candice R. DeClark-Peace	Director	March 15, 2007

*Barry M. Dorsey, Ed.D.	Director	March 15, 2007

*Donald R. Seigneur	Director	March 15, 2007

*William S. Siders	Director	March 15, 2007

*H. Grant Stephenson	Director	March 15, 2007

*Neil S. Strawser	Director	March 15, 2007

*Donald P. Wood	Director	March 15, 2007

By:	/s/ R. E. Coffman, Jr.	March 15, 2007
R E. Coffman, Jr.,
Attorney-in-fact for each
Of the persons indicated