Form 10-Q
period 2007-03-31
OAK HILL FINANCIAL INC
filed 2007-05-10
CIK 949953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2007

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

Yes ✓                                No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer               Accelerated filer  ✓         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                        No   ✓

As of May 9, 2007, the latest practicable date, 5,338,896 shares of the Registrant’s common stock, $.50 stated value, were outstanding.

Oak Hill Financial, Inc.

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
(In thousands, except share data)	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$21,089	$20,955
Federal funds sold	16,264	818
Interest-bearing deposits in other banks	1,605	1,474
Total cash and cash equivalents	38,958	23,247
Investment securities designated as available for sale – at market	147,428	153,010
Investment securities designated as held to maturity – at cost (approximate market
value of $1,698 and $2,712 at March 31, 2007 and December 31, 2006, respectively)	1,519	2,559
Loans receivable – net	1,026,818	1,017,983
Loans held for sale – at lower of cost or market	68	90
Mortgage servicing assets – at cost (approximate fair value of $3,740 and $3,719 at
March 31, 2007 and December 31, 2006, respectively)	3,294	3,288
Office premises and equipment – net	28,432	27,765
Federal Home Loan Bank stock – at cost	8,078	8,078
Real estate acquired through foreclosure	2,699	5,258
Accrued interest receivable on loans	4,777	4,765
Accrued interest receivable on investment securities	1,298	1,023
Goodwill	7,935	7,935
Core deposit intangible – net	2,895	3,111
Bank owned life insurance	13,571	13,454
Prepaid expenses and other assets	2,723	1,938
Prepaid federal income taxes	502	1,086
Deferred federal income taxes	1,108	1,045
TOTAL ASSETS	$1,292,103	$1,275,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$98,534	$94,256
Savings and time deposits	863,253	848,704
Total deposits	961,787	942,960
Securities sold under agreements to repurchase	56,091	56,341
Advances from the Federal Home Loan Bank	153,597	157,584
Subordinated debentures	23,000	23,000
Accrued interest payable and other liabilities	4,712	4,993
Total liabilities	1,199,187	1,184,878
Stockholders’ equity
Common stock – $.50 stated value; authorized 15,000,000 shares,
5,874,634 shares issued at March 31, 2007 and December 31, 2006	2,937	2,937
Additional paid-in capital	13,324	13,611
Retained earnings	92,369	90,877
Treasury stock (535,841 and 565,659 shares at March 31, 2007 and
December 31, 2006, respectively – at cost)	(15,500)	(16,368)
Accumulated comprehensive loss:
Unrealized loss on securities designated as available for sale, net
of related tax benefits	(214)	(300)
Total stockholders’ equity	92,916	90,757
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,292,103	$1,275,635

See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006
	(Unaudited)
INTEREST INCOME

Loans	$18,989	$17,369
Investment securities	1,746	1,465
Interest-bearing deposits and other	178	137
Total interest income	20,913	18,971
INTEREST EXPENSE

Deposits	8,638	7,242
Borrowings	3,007	2,038
Total interest expense	11,645	9,280
Net interest income	9,268	9,691
Provision for losses on loans	543	200
Net interest income after provision for losses on loans	8,725	9,491
OTHER INCOME

Service fees, charges and other operating	1,946	1,991
Commission income	816	820
Bank owned life insurance	117	150
Gain on sale of loans	147	209
Gain on sale of securities	87	139
Loss on sale of other real estate owned	(369)	(22)
Total other income	2,744	3,287
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits	4,446	4,300
Occupancy and equipment	1,164	993
Federal deposit insurance premiums	30	32
Franchise taxes	292	316
Other operating	2,089	2,324
Amortization of core deposit intangible	216	284
Total general, administrative and other expense	8,237	8,249
Earnings before federal income taxes	3,232	4,529
FEDERAL INCOME TAXES

Current	728	710
Deferred	(109)	325
Total federal income taxes	619	1,035
NET EARNINGS	$2,613	$3,494
EARNINGS PER SHARE
Basic	$.49	$.63
Diluted	$.48	$.62
DIVIDENDS PER SHARE	$.21	$.19

See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months Ended
	March 31,
(In thousands)	2007	2006
	(Unaudited)

Net earnings	$2,613	$3,494
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities designated as available for sale,
net of taxes (benefits) of $77 and $(63), respectively	143	(117)
Reclassification adjustment for realized gains included in net earnings,
net of taxes of $31 and $49, respectively	(57)	(90)
Comprehensive income	$2,699	$3,287
Accumulated comprehensive loss	$(214)	$(548)

See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
(In thousands)	2007	2006
	(Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings for the period	$2,613	$3,494
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	423	358
Amortization of core deposit intangible	216	284
Gain on sale of securities	(87)	(139)
Amortization of premiums, discounts and mortgage servicing assets – net	187	116
Proceeds from sale of loans in secondary market	4,181	11,058
Loans disbursed for sale in secondary market	(4,084)	(10,621)
Gain on sale of loans	(75)	(127)
Amortization (accretion) of deferred loan origination (fees) costs	100	(75)
Loss on sale of other real estate owned	369	22
Purchase of loans	—	(450)
Federal Home Loan Bank stock dividends	—	(108)
Provision for losses on loans	543	200
Compensation expense related to stock incentive plan	12	12
Bank owned life insurance income	(117)	(150)
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(785)	(950)
Accrued interest receivable	(287)	(129)
Accrued interest payable and other liabilities	(281)	(27)
Federal income taxes
Current	584	660
Deferred	(109)	325
Net cash provided by operating activities	3,403	3,753
CASH FLOWS USED IN INVESTING ACTIVITIES:

Loan disbursements	(60,138)	(78,454)
Principal repayments on loans	50,153	75,932
Principal repayments on mortgage-backed securities designated
as available for sale	7,643	3,378
Proceeds from sale of investment securities designated
as available for sale	8,592	9,611
Proceeds from maturity of investment securities	6,580	38
Proceeds from disposition of assets	58	—
Proceeds from sale of other real estate owned	2,631	36
Purchase of investment securities designated
as available for sale	(16,102)	(14,640)
Purchase of office premises and equipment	(1,148)	(2,227)
Net cash used in investing activities	(1,731)	(6,326)
Net cash provided by (used in) operating and investing activities
(balance carried forward)	1,672	(2,573)

See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
	For the Three Months Ended
	March 31,
(In thousands)	2007	2006
	(Unaudited)
Net cash provided by (used in) operating and investing activities
(balance brought forward)	$1,672	$(2,573)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Net proceeds (repayments) from (of) securities sold under agreement to repurchase	(250)	12,207
Net increase in deposit accounts	18,828	2,336
Proceeds from Federal Home Loan Bank advances	23,000	23,000
Repayments of Federal Home Loan Bank advances	(26,987)	(32,420)
Dividends on common shares	(1,121)	(1,054)
Purchase of treasury shares	—	(2,384)
Proceeds from issuance of shares under stock option plan	425	211
Tax benefit of stock options exercised	144	81
Net cash provided by financing activities	14,039	1,977
Net increase (decrease) in cash and cash equivalents	15,711	(596)
Cash and cash equivalents at beginning of period	23,247	26,400
Cash and cash equivalents at end of period	$38,958	$25,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Federal income taxes	$144	$—
Interest on deposits and borrowings	$11,824	$9,394

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Unrealized gains (losses) on securities designated as available for sale,
net of related tax effects	$86	$(207)
Recognition of mortgage servicing assets in accordance with SFAS No. 140 and 156	$72	$82
Transfer from loans to real estate acquired through foreclosure	$441	$97

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Issuance of treasury stock in exchange for exercise of stock options	$252	$—

See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2007 and 2006

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2006. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.

2. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oak Hill and OHFI. Oak Hill Title is included in the financial statements of the Company with the 51% outside ownership being accounted for as minority interest. All intercompany balances and transactions have been eliminated.

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

At March 31, 2007, the Company had $331.9 million of certificates of deposit maturing within one year. It has been the Company’s historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management’s belief that maturing certificates of deposit over the next year will similarly be renewed with Oak Hill at market rates of interest.

In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $238.2 million in advances from the Federal Home Loan Bank of Cincinnati (“FHLB”). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At March 31, 2007, the Company had $153.6 million of outstanding FHLB advances and $12.4 million of letters of credit pledged for public deposits.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2007 and 2006

3. Liquidity and Capital Resources
The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company’s customers. At March 31, 2007, the Company had total off-balance sheet contractual commitments consisting of $16.9 million to originate loans, $132.8 million in unused lines of credit and letters of credit totaling $11.7 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements. The lending commitments are generally backed by varying forms of collateral such as inventory, accounts receivable, equipment and other real estate.

The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at March 31, 2007 by expiration period:

	One year	One to	After
(In thousands)	or less	three years	three years	Total

Loan commitments	$16,943	$—	$—	$16,943
Unused lines of credit	45,253	35,602	51,913	132,768
Letters of credit	1,466	10,277		11,743
	$63,662	$45,879	$51,913	$161,454

The table below details the amount of contractual obligations outstanding at March 31, 2007, by expiration date:

	One year	One to	After
(In thousands)	or less	three years	three years	Total

Advances and letters of credit from the Federal Home Loan Bank	$58,901	$41,722	$65,374	$165,997
Securities sold under agreement to repurchase	14,091		42,000	56,091
Subordinated debentures			23,000	23,000
Lease obligations	584	389	956	1,929
	$73,576	$21,424	$152,017	$247,017

4. Mortgage Servicing Assets

A summary of the Company’s mortgage servicing assets at March 31, 2007 and December 31, 2006 is as follows:

(In thousands)	March 31, 2007	December 31, 2006

Beginning balance	$3,440	$3,458
Recognition of mortgage servicing rights on sale of loans	72	367
Amortization	(87)	(385)
Ending balance	3,425	3,440

Beginning valuation allowance	(152)	(130)
Valuation allowance recorded	(9)	(22)
Valuation allowance recaptured	30	—
Ending valuation allowance	(131)	(152)
Net carrying value	$3,294	$3,288

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2007 and 2006

5. Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options.  The computations were as follows for the three-month periods ended March 31:

	For the
	Three Months Ended
	March 31,
	2007	2006

Weighted-average common shares outstanding (basic)	5,324,538	5,567,489
Dilutive effect of assumed exercise of stock options	69,304	99,884

Weighted-average common shares outstanding (diluted)	5,393,842	5,667,373

Options to purchase 162,800 and 119,750 shares of common stock with a weighted-average exercise price of $34.89 and $37.12 were outstanding at March 31, 2007 and 2006, respectively, but were excluded from the computation of common share equivalents for the three month periods ended March 31, 2007 and 2006 because the exercise prices were greater than the average market price of the common shares.

6. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109 “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company was not required to record any liability for unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as, various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

The Company is currently under examination by the Internal Revenue Service for the year ended December 31, 2004. The Company expects this examination to be concluded and settled in the next 12 months without material adverse effect to the consolidated financial statements.

The Company will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

7.  Critical Accounting Policies

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2007 and 2006

7. Critical Accounting Policies (continued)

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2007 and 2006

7. Critical Accounting Policies (continued)

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

8. Share-based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that cost related to the fair value of all equity-based awards to employees, including grants of employee stock options, be recognized in the financial statements.

The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore have not restated its financial statements for prior periods. Under this method, the Company has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Company has recognized compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered (“unvested equity-based awards”) that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards will be based on their grant-date fair value. For each of the three month periods ended March 31, 2007 and March 31, 2006, the Company recorded $12,000 in compensation cost for equity-based awards that vested during the respective three month periods ($8,000 after-tax). The Company has $48,000 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2007, which is expected to be recognized over a weighted-average period of one year.

SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (“excess tax benefits”) be classified as financing cash flows. The Company had $144,000 and $81,000 of tax benefits classified as financing cash flows for the three months ended March 31, 2007 and March 31, 2006, respectively. At March 31, 2007, the intrinsic value of outstanding options totaled $2.0 million.

There were no options granted during the three months ended March 31, 2007 and March 31, 2006.

The Company has a stock incentive plan that provides for grants of options of up to 1,200,000 authorized, but unissued shares of its common stock, restricted stock, stock appreciation rights, and other equity-based compensation. The following is a summary of the changes in outstanding options for the three months ended March 31, 2007 and the year ended December 31, 2006:

	Three Months Ended March 31, 2007		Year Ended December 31, 2006

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	434,383	$23.27	484,233	$23.14
Granted	–	–	–	–
Exercised	(37,150)	17.09	(33,300)	15.89
Forfeited	(6,300)	34.37	(16,550)	34.14
Outstanding at end of period	390,933	$23.68	434,383	$23.27

Exercisable at end of period	386,933	$23.60	429,383	$23.16

Weighted-average remaining contractual term		6.2 years		6.3 years

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2007 and 2006

8. Share-based Compensation (continued)

The following is a summary of the changes in restricted stock for the three months ended March 31, 2007 and the year ended December 31, 2006:

	Three Months Ended March 31, 2007		Year Ended December 31, 2006
		Fair Value		Fair Value
	Shares	at Grant	Shares	at Grant
Outstanding at beginning of period	1,234	$30.30	3,594	$31.72
Granted	1,000	27.98	—	—
Vested	—	—	(1,893)	31.29
Cancelled	—	—	(467)	37.21

Outstanding at end of period	2,234	$29.26	1,234	$30.30

9. Effects of Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Company, with earlier application allowed. The Company adopted SFAS No. 155 on January 1, 2007, as required, without material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

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

Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability.

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Company, with earlier application permitted. The Company adopted SFAS No. 156 on January 1, 2007, utilizing the amortization method without effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2007 and 2006

9. Effects of Recent Accounting Pronouncements (continued)

pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Company, and interim periods within that fiscal year. The adoption of this Statement is not expected to have a material adverse effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 as to the Company. As previously stated, the Company adopted FIN 48 on January 1, 2007, as required, without material adverse effect on the Company’s financial position or results of operations.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability should be recognized based on the substantive agreement with the employee.  This Issue is effective beginning January 1, 2008. The Issue can be adopted as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Company is in the process of evaluating the impact the adoption of Issue 06-4 will have on the financial statements, but currently does not believe the Issue will have a material adverse effect on financial condition or results of operations.

In September 2006, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The guidance in Issue 06-5 requires policy holders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.

The Company holds a number of life insurance policies, however, the policies do not contain any provisions that would restrict or reduce the cash surrender value of the policies. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Company applied the guidance in EITF Issue 06-5 effective January 1, 2007 without material adverse effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the Company, and interim periods within that fiscal year. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.

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

By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly and materially from those described in the forward-looking statements.  These factors include, but are not limited to, those set forth below and under the heading “Business Risks” included in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), and other factors described in the 2006 Form 10-K, and from time-to-time in other filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date they are made. The Company assumes no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events.

Risk Factors

Oak Hill Financial, like other financial companies, is subject to a number of risks, many of which are outside of management’s control.  Management strives to mitigate those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan customers or other counterparties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect the Company’s financial condition or results of operations, (3) liquidity risk, which is the risk that the Company will have insufficient cash or access to cash to meet operating needs, (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, systems, or external events, and (5) legal risk, which is the risk of legal proceedings against the Company as well as regulatory and governmental reviews or investigations that arise in the course of the Company’s business. The description of the Company’s business contained in Item 1 of its 2006 Form 10-K, while not all inclusive, discusses a number of business risks that, in addition to the other information in this report, readers should carefully consider.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2007 and 2006

Discussion of Financial Condition Changes from December 31, 2006 to March 31, 2007

The Company’s total assets amounted to $1.3 billion at March 31, 2007, an increase of $16.5 million, or 1.3%, over the total at December 31, 2006. The increase in assets was funded primarily through an increase of $18.8 million, or 2.0% in deposits, which was partially offset by a decrease in FHLB advances of $4.0 million, or 2.5% and a $250,000 decrease in repurchase agreements.

Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $9.1 million, or 5.1%, to a total of $187.9 million at March 31, 2007, compared to December 31, 2006. Investment securities decreased by $6.6 million, as maturities and repayments of $14.2 million and sales of $8.6 million exceeded purchases of $16.1 million.  Federal funds sold increased by $15.4 million during the three-month period ended March 31, 2007.

Loans receivable, including loans held for sale, totaled $1.0 billion at March 31, 2007, an increase of $8.8 million, or 0.9%, over the comparable totals at December 31, 2006. Loan disbursements totaled $64.2 million during the three-month period ended March 31, 2007, which were partially offset by loan sales of $4.1 million and principal repayments of $50.2 million. Loan disbursements decreased by $24.9 million when compared to the same period in 2006. Sales volume decreased by $6.8 million as compared to the same period in 2006. Loan originations declined primarily in the residential real estate and consumer loan areas as competition in our market areas intensified. Growth in the loan portfolio during the three months ended March 31, 2007 was comprised of a $9.9 million, or 1.4%, increase in commercial and residential real estate loans, a $4.9 million, or 9.1% increase in construction and land development loans and a $1.2 million, or 0.8%, increase in commercial loans, which were partially offset by a $6.9 million, or 6.4%, decrease in installment loans and a $156,000, or 6.6%, decrease in credit card loans. The allowance for loan losses totaled $13.1 million at March 31, 2007, an increase of $139,000, or 1.1%, over the total at December 31, 2006. The allowance for loan losses represented 1.25% of the total loan portfolio at March 31, 2007 and December 31, 2006, respectively.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2007 and 2006

Net charge-offs totaled approximately $405,000 and $146,000 for the three months ended March 31, 2007 and 2006, respectively. The Company’s allowance represented 92.1% and 95.2% of the $14.2 million and $13.6 million of nonperforming loans at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, nonperforming loans were comprised of, $9.8 million of loans secured primarily by commercial real estate, $2.8 million of loans secured by one-to-four family residential real estate, $1.0 million of commercial and other loans and $546,000 in installment and credit card loans. The Company continues to diligently explore several avenues to improve the status of such loans in a timely manner. In management’s opinion, based upon its ongoing review, knowledge, and current information, the carrying value of commercial and non-residential credits are appropriate and all nonperforming loans were adequately collateralized or reserved for at March 31, 2007.

Deposits totaled $961.8 million at March 31, 2007, an increase of $18.8 million, or 2.0%, over the total at December 31, 2006. Total savings and time deposits increased by $14.5 million, or 1.7% during the period with a weighted-average cost of 3.67%. Total demand deposits increased by $4.3 million, or 4.5% during the period. Brokered deposits totaled $42.5 million, or 4.2% of total deposits, with a weighted-average cost of 4.41% at March 31, 2007, as compared to the $39.5 million, or 4.2% of total deposits, with a 3.87% weighted-average cost at December 31, 2006.  Proceeds from deposit growth were used primarily to fund loan originations.

Advances from the Federal Home Loan Bank totaled $153.6 million at March 31, 2007, a decrease of $4.0 million, or 2.5%, from the total at December 31, 2006. Securities sold under agreements to repurchase totaled $56.1 million at March 31, 2007, a decrease of $250,000, from the total at December 31, 2006.

The Company’s stockholders’ equity amounted to $92.9 million at March 31, 2007, an increase of $2.2 million, or 2.4%, over the total at December 31, 2006. The increase resulted primarily from net earnings of $2.6 million and proceeds from stock options exercised of $425,000, which were partially offset by $1.1 million in dividends paid to shareholders.

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2007 and 2006

General

Net earnings for the three months ended March 31, 2007 totaled $2.6 million, an $881,000, or 25.2%, decrease from net earnings reported in the comparable 2006 period. The decrease in earnings resulted primarily from a $423,000 decrease in net interest income, a $543,000 decrease in other income and a $343,000 increase in the provision for losses on loans, which were partially offset by a $416,000 decrease in the provision for federal income taxes and a $12,000 decrease in general, administrative and other expenses..

Net Interest Income

Total interest income for the three months ended March 31, 2007, amounted to $20.9 million, an increase of $1.9 million, or 10.2%, over the comparable 2006 period. Interest income on loans totaled $19.0 million, an increase of $1.6 million, or 9.3%, over the 2006 period. This increase resulted primarily from an $8.5 million, or 0.8% increase in the average portfolio balance, to a total of $1.0 billion for the three months ended March 31, 2007, coupled with a 57 basis point increase in the average fully-taxable equivalent yield, to 7.44% for the three month period ended March 31, 2007. Interest income on investment securities and other interest-earning assets increased by $322,000, or 20.1%. This increase resulted primarily from a $20.3 million, or 13.9%, increase in the average portfolio balance, to a total of $165.7 million for the three months ended March 31, 2007, coupled with an 8 basis point increase in the average fully-taxable equivalent yield, to 5.43% for the three months ended March 31, 2007.

Total interest expense amounted to $11.6 million for the three months ended March 31, 2007, an increase of $2.4 million, or 25.5%, over the comparable 2006 period. Interest expense on deposits increased by $1.4 million, or 19.3%, to a total of $8.6 million for the three months ended March 31, 2007. The increase resulted primarily from a 78 basis point increase in the average cost of deposits, to 4.11%, which was partially offset by a $30.2 million, or 3.4%, decrease in the average portfolio balance, to a total of $853.0 million for the three months ended March 31, 2007. Interest expense on borrowings increased by $969,000, or 47.5%, for the three months ended March 31, 2007. The increase was due to a $70.8 million, or 42.9%, increase in the average borrowings outstanding for the three months ended March 31, 2007, coupled with a 16 basis point increase in the average cost of borrowings, to 5.17% for the three months ended March 31, 2007.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2007 and 2006

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $423,000, or 4.4%, for the three months ended March 31, 2007, as compared to the same period in 2006. The interest rate spread decreased 26 basis points, to 2.83% for the three months ended March 31, 2007, compared to 3.09% for the three months ended March 31, 2006. The fully-taxable equivalent net interest margin decreased 24 basis points, from 3.48% to 3.24% for the three months ended March 31, 2006 and 2007, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio.  As a result of such analysis, management recorded a $543,000 provision for losses on loans for the three months ended March 31, 2007, an increase of $343,000, compared to the same period in 2006. The provision for losses on loans for the three months ended March 31, 2007 was predicated upon an increase of $600,000 in nonperforming loans, from $13.6 million at December 31, 2006 to $14.2 million at March 31, 2007, the $8.8 million of growth in the loan portfolio, as well as net charge-offs of $405,000 during the quarter.

Other Income

Other income totaled $2.7 million for the three months ended March 31, 2007, a decrease of $543,000, or 16.5%, from the amount reported in the comparable 2006 period. This decrease resulted primarily from a $45,000, or 2.3%, decrease in service fees, charges and other income, a $33,000, or 22.0%, decrease in the incremental cash surrender value of bank owned life insurance, a $62,000, or 29.7%, decrease in the gain on sale of loans, a $347,000 increase in loss on sale of other real estate owned, a $52,000, or 37.4%, decrease in the gain on the sale of investment securities, and a $4,000, or 0.5%, decrease in commission income. The decrease in service fees, charges and other income was due primarily to the effects of  mortgage servicing rights amortization, impairment and impairment recovery income totaling $129,000 and a $19,000 decrease in real estate loan servicing fees, which were partially offset by an increase in ATM fees totaling $51,000, an increase in service charges on deposits totaling $23,000, and an increase in other miscellaneous non-interest income totaling $29,000 in the 2007 quarter. The $62,000 decline in gain on sale of loans is attributable to a decrease in the sales volume of Small Business Administration and residential real estate loans with contributing effects of $19,000 and $43,000, respectively. The increase in the loss on sale of other real estate owned is attributable to the sale during the quarter of a REO property with a carrying value totaling $3.0 million.

General, Administrative and Other Expense

General, administrative and other expense totaled $8.2 million for the three months ended March 31, 2007, a decrease of $12,000, or 0.1%, from the amount reported in the 2006 period. The decrease resulted primarily from a $235,000, or 10.1%, decrease in other operating expenses, a $68,000, or 23.9%, decrease in amortization of core deposit intangible, and a $24,000, or 7.6%, decrease in franchise taxes in 2007, which were partially offset by a $146,000, or 3.4%, increase in employee compensation and benefits and a $171,000, or 17.2%, increase in occupancy and equipment.

The increase in occupancy and equipment expense was due primarily to a $100,000, or 35.5%, increase in maintenance contracts, and a $50,000, or 13.2%, increase in depreciation expense associated with the Company’s expansion in 2006. Additionally, the Company experienced a $32,000, or 66.1%, decrease in rental income, and a $20,000, or 9.9%, increase in utilities, property taxes and insurance, which were partially offset by a $34,000, or 19.9%, decrease in rent expense.  The increase in compensation and benefits resulted primarily from a $248,000, or 42.6%, decrease in net loan costs associated with SFAS No. 91, a $2,000, or 2.7%, increase in retirement plan expense, and a $6,000, or 1.6% increase in payroll tax expense, which were partially offset by a $102,000, or 2.5% decrease in salaries and wages and a $9,000 decrease on other employee benefits. The decrease in other expenses resulted primarily from a $150,000 decrease in dealer participation expense, a $98,000 decrease in costs associated with improvements to the Company’s core processing system, a $40,000, or 23.2% decrease in marketing expense and a $40,000, or 22.2% decrease in telephone expense, which were partially offset by a $50,000, or 31.4%, increase in ATM expense, an $18,000, or 7.5%, increase in credit and collection expenses, a $37,000, or 13.1% increase in professional fees, and a $31,000 increase in losses associated with bad checks and overdrafts in 2007.

Federal Income Taxes

The provision for federal income taxes amounted to $619,000 for the three months ended March 31, 2007, a decrease of $416,000, or 40.2%, from the amount recorded in the comparable 2006 period. The decrease resulted primarily from a $1.3 million, or 28.6%, decrease in earnings before taxes, coupled with a $25,000 increase in New Markets Tax Credits pursuant to the Bank’s qualified investment in Oak Hill Banks Community Development Corp. The effective tax rates were 19.2% and 22.9% for the three months ended March 31, 2007 and 2006, respectively.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three month periods ended March 31, 2007 and 2006

Subsequent Event

On April 19, 2007, the Company announced the purchase of Meeker & Meeker, Inc., a property and casualty insurance agency. The acquisition is not material to the Company’s operations.

Item 3:	Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change from disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

At the end of the period covered by this report, the Company’s management, with the participation of its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2007.
The Company’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2007. Based on this evaluation, there were no changes in the Company’s internal control over financial reporting made during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Oak Hill Financial, Inc.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Not applicable.

Item 1A:	Risk Factors

There have been no material changes from risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibits:

Exhibit Number	Description

31(a)	Certification of Chief Executive Officer, R. E. Coffman, Jr., dated May 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31(b)	Certification of Interim Chief Financial Officer, Dale B. Shafer, dated May 9, 2007, pursuant to Section 302 of SOX.

32(a)	Certification of Chief Executive Officer, R. E. Coffman, Jr., dated May 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX.

32(b)	Certification of Interim Chief Financial Officer, Dale B. Shafer, dated May 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Hill Financial, Inc.

Date: May 9, 2007	By:	/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

Date: May 9, 2007	By:	/s/ Dale B. Shafer
Dale B. Shafer
Interim Chief Financial Officer