Form 10-K/A
period 2006-12-31
OAK HILL FINANCIAL INC
filed 2007-07-31
CIK 949953

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
Common stock without par value

Check if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).Yes ☐    No ☒

Check if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐    No ☒

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Check whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

OAK HILL FINANCIAL, INC.
2006 FORM 10-K ANNUAL REPORT

Oak Hill Financial, Inc. (the “Company”) was informed by the Securities and Exchange Commission (“SEC”) that it did not specifically identify the Chief Executive Officer and Chief Financial Officer in Item 9A “Controls and Procedures” of its Form 10-K for the year ended December 31, 2006 which was filed with SEC on March 16, 2007.  This amendment includes all items and exhibits originally filed on Form 10-K as well as Exhibits 31.1, 31.2, 32.1, 32.2 and 99.1. The Company is not making any changes to its financial statements. This amendment is accurate as of the date of the Company’s originally filed Form 10-K and has not been updated to reflect any events that occurred subsequent to March 16, 2007. The Company is including currently dated certifications and a response letter to the SEC concerning their comment on Item 9A, as listed in revised Item 15.

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

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of loan:

Real estate mortgage(1)	$308,922	30.3%	$320,674	31.6%	$270,092	29.6%	$235,180	29.0%	$245,794	35.0%
Commercial and other	615,248	60.2	599,105	59.0	584,201	64.0	513,848	63.3	391,586	55.8
Installment	107,765	10.6	106,774	10.5	68,072	7.5	71,100	8.8	72,012	10.3
Credit card	2,350	0.2	2,183	0.2	2,020	0.2	1,729	0.2	1,694	0.2
Gross loans	1,034,285	101.3	1,028,736	101.3	924,385	101.3	821,857	101.3	711,086	101.3

Less:
Allowance for loan losses	(12,924)	(1.3)	(13,653)	(1.3)	(11,847)	(1.3)	(10,836)	(1.3)	(9,142)	(1.3)
Total loans receivable, net	$1,021,361	100.0%	$1,015,083	100.0%	$912,538	100.0%	$811,021	100.0%	$701,944	100.0%

(1) Primarily residential real estate.

The following is maturity information with respect to commercial and other loans at December 31, 2006.

Less than one year		After one year through five years		After five years through ten years		After ten years
Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Total
$126,712	7.72%	$107,034	7.81%	$115,125	6.98%	$266,377	6.93%	$615,248

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

The following is a summary of the Company’s loan loss experience and selected ratios for the periods presented.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance for loan losses	$13,653	$11,847	$10,836	$9,142	$8,345
beginning of period)
Loans charged-off:
Real estate mortgage	1,114	587	226	129	215
Multi-family and commercial real estate	5,529	3,147	1,214	226	1,064
Commercial and other	728	2,449	334	442	148
Installment	1,349	1,564	1,771	1,355	1,136
Total loans charged-off	8,720	7,747	3,545	2,152	2,563
Recoveries of previously charged-off loans:
Real estate mortgage	365	160	35	27	14
Multi-family and commercial real estate	933	787	604	62	118
Commercial and other	427	1,043	99	14	103
Installment	575	765	553	396	368
Total recoveries	2,300	2,755	1,291	499	603
Net loans charged-off	6,420	4,992	2,254	1,653	1,960
Provision for losses on loans	5,691	6,341	3,136	3,347	2,757
Allowance of acquired institution	-	457	129	-	-
Allowance for loan losses
(end of period)	$12,924	$13,653	$11,847	$10,836	$9,142
Loans outstanding:
Average, net	$1,032,104	$993,976	$869,849	$754,519	$690,545
End of period	$1,034,285	$1,028,736	$924,385	$821,857	$711,086
Ratio of allowance for loan losses to loans outstanding at end of period	1.25%	1.33%	1.28%	1.32%	1.29%
Ratio of net charge-offs to average loans outstanding	0.62%	0.50%	0.26%	0.22%	0.28%

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

The following table summarizes nonperforming assets by category.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Real estate mortgage:
Nonaccrual	$2,342	$6,096	$3,144	$2,235	$1,105
Past due 90 days or more(1)	-	730	121	98	515
Commercial and other:
Nonaccrual	10,591	10,141	1,858	4,153	4,345
Past due 90 days or more(1)	77	127	606	21	435
Installment:
Nonaccrual	481	459	538	1,213	579
Past due 90 days or more(1)	90	122	64	399	317
Total nonperforming loans	13,581	17,675	6,331	8,119	7,296

Other real estate owned	5,258	376	1,614	585	-
Total nonperforming assets	$18,839	$18,051	$7,945	$8,704	$7,296
Loans outstanding	$1,034,285	$1,028,736	$924,385	$821,857	$711,086
Allowance for loan losses to total loans	1.25%	1.33%	1.28%	1.32%	1.29%
Nonperforming loans to total loans	1.31	1.72	0.69	0.99	1.03
Nonperforming assets to total assets	1.48	1.45	0.73	0.93	0.88
Allowance for loan losses to nonperforming loans	95.2%	77.3%	187.1%	133.5%	125.3%

(1)	Represents accruing loans 90 days or more delinquent that are considered by management to be well secured and in the process of collection.

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

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of loans in each category to total loans(1)	Amount	Percent of loans in each category to total loans(1)	Amount	Percent of loans in each category to total loans(1)	Amount	Percent of loans in each category to total loans(1)	Amount	Percent of loans in each category to total loans(1)
	(Dollars in thousands)
Balance at end of period applicable to:
Real estate mortgage	$302	29.9%	$443	31.2%	$492	29.2%	$526	28.6%	$363	34.6%
Commercial and other	11,983	59.5	11,820	58.2	10,368	63.2	8,793	62.5	5,990	55.1
Installment	587	10.4	1,322	10.4	925	7.4	1,440	8.7	936	10.1
Credit card	52	0.2	68	0.2	62	0.2	77	0.2	51	0.2
Unallocated	-	-	-	-	-	-	-	-	1,802	-
Total	$12,924	100.0%	$13,653	100.0%	$11,847	100.0%	$10,836	100.0%	$9,142	100.0%

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

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
Held to maturity:
Trust preferred securities	$2,559	$3,619	$3,640

Available for sale:
U.S. Government and agency obligations	97,343	72,605	61,408
Obligations of state and political subdivisions	55,420	58,340	26,769
Other securities	247	248	206
Total investment securities available for sale	153,010	131,193	88,383
Total investment securities	$155,569	$134,812	$92,023

The following table reflects the maturities of the Company’s investment securities at December 31, 2006.

	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Total
Held to maturity:
Trust preferred securities	$-	-	$-	-	$-	-	$2,559	8.78%	$2,559

Available for sale:
U.S. Government and agency obligations	13,542	4.06%	11,722	4.82%	16,602	4.60%	55,477	5.69%	97,343
Obligations of state and political subdivisions	402	3.98%	2,493	4.23%	14,635	4.35%	37,890	4.69%	55,420
Other securities	-	-	-	-	-	-	247	-	247
Total available for sale Securities	13,944	4.05%	14,215	4.72%	31,237	4.48%	93,614	5.27%	153,010
Total investment securities	$13,944	4.05%	$14,215	4.72%	$31,237	4.48%	$96,173	5.37%	$155,569

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

The distribution of the Company’s deposit accounts by type and rate is set forth in the following table.

	At December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand deposits	$94,256	10.0%	$97,575	10.0%	$88,712	10.3%
Savings accounts	48,858	5.2	64,128	6.6	58,978	6.8
NOW accounts	70,369	7.5	79,329	8.1	65,395	7.6
Money market deposits	3,689	0.4	8,191	0.8	9,249	1.1
Premium investment	189,281	20.1	131,014	13.4	53,093	6.1
Select investment	20,372	2.1	19,856	2.0	27,197	3.2
Total transaction accounts	426,825	45.3	400,093	40.9	302,624	35.1

Certificates of deposit:
1.00 – 2.99%	7,495	0.8	93,754	9.6	344,757	40.0
3.00 – 4.99%	381,892	40.5	475,987	48.6	203,406	23.6
5.00 – 6.99%	126,707	13.4	8,506	0.9	10,909	1.3
7.00 – 10.00%	41	-	56	-	400	-
Total certificates of deposit	516,135	54.7	578,303	59.1	559,472	64.9
Total deposits	$942,960	100.0%	$978,396	100.0%	$862,096	100.0%

The following table presents various interest rate categories and certain information concerning maturities of the Company’s certificates of deposit at December 31, 2006.

Certificate of deposit accounts	Within one year	One to three years	Over three years	Total
	(In thousands)
3.00% and less	$7,780	$461	$-	$8,241
3.01 to 4.00%	86,959	55,586	1,719	144,264
4.01 to 5.00%	211,727	42,892	6,449	261,068
5.01 to 6.00%	29,573	68,948	3,973	102,494
6.01 to 7.00%	1	26	-	27
7.01 to 10.00%	27	14	-	41
Total	$336,067	$167,927	$12,141	$516,135

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

The following tables contain information regarding the amounts of various categories of assets and liabilities contractually repricing within the periods indicated without consideration of loan prepayment assumptions or deposit decay assumptions:

December 31, 2006	Year Ending December 31,
	2007	2008	2009	2010	2011 and after		Total
Interest-rate sensitive assets:
Federal funds sold	$818	$-	$-	$-	$		$818
Interest-bearing deposits	1,474	-	-	-			1,474
Investment securities	45,521	29,801	17,476	11,508		51,263	155,569
Loans receivable(1)	421,111	169,996	150,372	99,577		180,305	1,021,361
Other interest-earning assets	187	-	-	-		21,784	21,971
Total	469,111	199,797	167,848	111,085		253,352	1,201,193

Interest-rate sensitive liabilities:
Deposits	670,820	122,968	42,909	6,446		5,561	848,704
Borrowings	111,882	56,056	22,537	14,278		32,172	236,925
Total	782,702	179,024	65,446	20,724		37,733	1,085,629
Excess (deficiency) of interest-rate sensitive assets over interest-rate sensitive liabilities	$(313,591)	$20,773	$102,402	$90,361		$215,619	$115,564
Cumulative excess (deficiency) of interest-rate sensitive assets over interest-rate sensitive liabilities	$(313,591)	$(292,818)	$(190,416)	$(100,055)		$115,564	$115,564
Cumulative interest-rate sensitivity gap to total assets	(24.58)%	(22.95)%	(14.92)%	(7.84)%		9.06%	9.06%

December 31, 2005	Year Ending December 31,
	2006	2007	2008	2009	2010 and after	Total
Interest-rate sensitive assets:
Federal funds sold	$1,614	$-	$-	$-	$-	$1,614
Interest-bearing deposits	1,008	361	-	-	-	1,369
Investment securities	19,300	22,146	20,491	13,877	58,998	134,812
Loans receivable(1)	428,419	147,638	162,992	86,872	189,162	1,015,083
Other interest-earning assets	187	-	-	-	20,574	20,761
Total	450,528	170,145	183,483	100,749	268,734	1,173,639

Interest-rate sensitive liabilities:
Deposits	682,839	126,451	49,696	12,926	8,909	880,821
Borrowings	91,796	17,745	1,061	6,043	47,737	164,382
Total	774,635	144,196	50,757	18,969	56,646	1,045,203
Excess (deficiency) of interest-rate sensitive assets over interest-rate sensitive liabilities	$(324,107)	$25,949	$132,726	$81,780	$212,088	$128,436
Cumulative excess (deficiency) of interest-rate sensitive assets over interest-rate sensitive liabilities	$(324,107)	$(298,158)	$(165,432)	$(83,652)	$128,436	$128,436
Cumulative interest-rate sensitivity gap to total assets	(26.12)%	(24.02)%	(13.33)%	(6.74)%	10.35%	10.35%

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

Rate Shock Analysis
Twelve-Month Net Interest Income Changes	ALCO Limit Twelve-Month Net Interest Income Changes	Parallel Interest Rate Shock	Proportional Interest Rate shock
+300 basis points	-30%	-12.552%	-3.780%
+200 basis points	-20%	- 7.697%	-1.860%
+100 basis points	-15%	- 3.188%	-0.342%
-100 basis points	-15%	1.959%	-0.647%
- 200 basis points	-20%	2.353%	-2.483%
- 300 basis points	-30%	2.953%	-4.011%

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

On October 26, 2001 President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the September 11, 2001 terrorist attacks, the Patriot Act is intended to strengthen the ability of various agencies of the United States to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

—	Due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

—	Standards for verifying customer identification at account opening;

—	Rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

—	Reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000 and;

—	Filing of suspicious activities reports for securities transactions by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

As of December 31, 2006, the registrant and its subsidiaries operate from 37 full-service banking offices and one loan production office in Ohio. In addition, the Company operates administrative offices in Jackson, Ohio and Mason, Ohio. The offices are located in the following counties:

	Subsidiaries
County	Oak Hill Financial, Inc.	Oak Hill Banks	Oak Hill Financial Insurance	Oak Hill Title Agency, LLC
Athens	-	2	-	~~-~~
Brown	-	3	-	~~-~~
Butler	-	2	-	~~-~~
Fairfield	-	1	-	-
Franklin	-	2	-	-
Gallia	-	1	-	-
Hamilton	-	3	-	-
Hocking	-	1	-	-
Jackson(1)	1	6	1	-
Montgomery	-	2	-	-
Lawrence	-	4	-	-
Pickaway	-	2	-	-
Ross	-	4	-	-
Scioto	-	3	-	1
Vinton	-	1	-	-
Warren(2)	-	3	-	-

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

End of Lease Five Year Renewal Options
	Beginning and Length of Term	One	Two	Three
Chillicothe	11/01/06 12 years		One – 10-year renewal option
Chillicothe Mulberry Street	02/01/06 2 years		Three – 2-year renewal options
Chillicothe K-Mart	06/28/94 15 years		No renewal options
West Portsmouth	11/18/05 5 years		X
Jackson Wal-mart	10/28/03 5 years	X
Oak Hill Banks Administrative Offices	09/15/04 4 years		Three – 3-year renewal options
Columbus loan production	10/01/06 6 months		No renewal options
Logan	10/1/00 5 years			X
Delhi	03/01/97 10 years		X
Middletown	08/19/99 10 years		X
Oak Hill Title Agency, LLC	10/01/06 Month-to-month		No renewal options
Centerville	12/19/03 10 years		X
Athens	03/01/06 5 years		X
Circleville Wal-mart	5/25/05 5 years		X
Lancaster	8/1/05 5 years		Three – 2-year renewal options
OHFI	12/01/02 5 years		X

Item 3.	Legal Proceedings

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

The Company declared the following dividends per share in 2006 and 2005:

Quarter Ended	Dividend Declared

12/31/06	$0.21
09/30/06	0.19
06/30/06	0.19
03/31/06	0.19
12/31/05	0.19
09/30/05	0.17
06/30/05	0.17
03/31/05	0.17

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

Issuer Purchase of Equity Securities. The following table details the Company’s repurchases of its common shares during the three months ended December 31, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announce Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2006 – October 31, 2006	10,800	$26.85	10,800	52,900
November 1, 2006 – November 30, 2006	46,900	$27.32	46,900	6,000
December 1, 2006 – December 31, 2006	6,000	$28.75	6,000	-

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

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Oak Hill Financial, Inc.	100.00	138.76	199.42	261.54	229.02	198.82
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $1B-$5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36

Item 6.	Selected Financial Data

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
SUMMARY OF FINANCIAL CONDITION	(In thousands)

Total assets	$1,275,635	$1,241,058	$1,083,040	$938,281	$833,629
Interest-bearing deposits and federal funds sold	2,292	2,983	2,705	1,285	5,699
Investment securities	155,569	134,812	92,023	79,545	83,789
Loans receivable – net(1)	1,021,361	1,015,083	912,538	811,021	701,944
Deposits	942,960	978,396	862,096	717,821	663,813
Subordinated debentures	23,000	23,000	18,000	5,000	5,000
Federal Home Loan Bank (FHLB) advances and other borrowings	213,925	141,382	113,660	130,352	94,358
Stockholders’ equity – net	90,757	94,081	85,043	79,928	66,881

SUMMARY OF OPERATIONS

Interest income	$79,743	$69,720	$59,251	$55,170	$57,222
Interest expense	41,411	29,436	20,838	20,468	24,724
Net interest income	38,332	40,284	38,413	34,702	32,498
Provision for losses on loans	5,691	6,341	3,136	3,347	2,757
Net interest income after provision for losses on loans	32,641	33,943	35,277	31,355	29,741
Gain on sale of loans	849	1,085	1,882	4,489	2,358
Gain on sale of branch premises	(40)	204	-	-	122
Gain (loss) on sale of assets	22	182	(47)	333	331
Commission income	3,331	2,781	3,050	2,827	2,457
Loss on sale of consumer finance loan portfolio	-	-	(3,585)	-	-
Other income	8,969	7,386	5,370	3,889	2,845
General, administrative and other expense	34,206	31,045	26,944	24,049	22,663
Earnings before federal income tax	11,566	14,536	15,003	18,844	15,191
Federal income taxes	1,984	3,157	4,341	6,266	4,851
Net earnings	$9,582	$11,379	$10,662	$12,578	$10,340

PER SHARE INFORMATION

Basic earnings per share	$1.76	$2.01	$1.92	$2.29	$1.94
Book value per share	$17.16	$16.79	$15.30	$14.34	$12.46

Footnotes on the following page.

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
OTHER STATISTICAL AND OPERATING DATA

Return on average assets	0.76%	0.96%	1.07%	1.45%	1.26%
Return on average equity	10.28	12.39	12.89	17.08	16.76
Net interest margin (fully-taxable equivalent)	3.36	3.70	4.05	4.19	4.18
Interest rate spread during period	2.96	3.37	3.74	3.81	3.75
General, administrative and other expense to average assets	2.73	2.62	2.70	2.77	2.77
Allowance for loan losses to nonperforming loans	95.16	77.25	186.83	133.46	125.29
Allowance for loan losses to total loans	1.25	1.33	1.28	1.32	1.29
Nonperforming loans to total loans	1.31	1.72	0.69	0.99	1.03
Nonperforming assets to total assets	1.48	1.45	0.73	0.93	0.88
Net charge-offs to average loans	0.62	0.50	0.26	0.22	0.28
Equity to assets at period end	7.11	7.58	7.85	8.52	8.02
Dividend payout ratio	44.97	35.06	32.19	23.67	25.31

(1)	Includes loans held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Allowance for Losses on Loans:  The balance in this account is an accounting estimate of probable but unconfirmed asset impairment that has occurred in the Company’s loan portfolio as of the date of the consolidated financial statements before losses have been confirmed resulting in a subsequent charge-off or write-down. It is the Company’s policy to provide valuation allowances for estimated losses on loans based upon past loss experience, adjusted for changes in trends and conditions of the certain items, including:

—	Local market areas and national economic developments;

—	Levels of and trends in delinquencies and impaired loans;

—	Levels of and trends in recoveries of prior charge-offs;

—	Adverse situations that may affect specific borrowers’ ability to repay;

—	Effects of any changes in lending policies and procedures;

—	Credit concentrations;

—	Experience, ability, and depth of lending management and credit administration staff;

—	Volume and terms of loans; and

—	Current collateral values, where appropriate.

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

The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at December 31, 2006, by expiration period:

(In thousands)	One year or less	Two to three years	After three years	Total
Loan commitments	$34,125	$-	$-	$34,125
Unused lines of credit	53,808	38,184	45,858	137,850
Letters of credit	3,040	10,277	-	13,317
	$90,973	$48,461	$45,858	$185,292

The table below details the amount of contractual obligations outstanding at December 31, 2006, by expiration period:

(In thousands)	One year or less	Two to three years	After three years	Total
Advances from the Federal Home Loan Bank	$58,301	$49,736	$49,547	$157,584
Securities sold under agreement to repurchase	14,341	-	42,000	56,341
Subordinated debentures	-	-	23,000	23,000
Lease obligations	610	708	755	2,073
	$73,252	$50,444	$115,302	$238,998

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

AVERAGE BALANCE AND INTEREST RATES

	Year Ended December 31,
	2006			2005			2004
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate
Interest earnings assets:
Loans receivable(1)	$1,032,104	72,982	7.07%	$993,976	$64,535	6.49%	$869,849	$55,734	6.41%
Investment securities(1)	150,662	8,066	5.35	126,958	6,364	5.01	90,415	4,119	4.56
Federal funds sold	1,426	80	5.61	584	20	3.42	929	15	1.61
Interest-earning deposits	2,028	95	4.68	1,767	74	4.19	2,472	28	1.13
Total interest-earnings assets	1,186,220	81,223	6.85	1,123,285	70,993	6.32	963,665	59,896	6.22
Non-interest earning assets	68,370			62,951			33,361
Total assets	$1,254,590			$1,186,236			$997,026
Interest-bearing liabilities:
Deposits:
Savings accounts	$55,959	286	0.51	$70,651	365	0.52	$52,292	195	0.37
NOW accounts	76,309	1,310	1.72	76,679	1,017	1.33	70,990	804	1.13
Money market deposit accounts	5,740	24	0.42	8,993	36	0.40	7,930	31	0.39
Premium & select investments	189,032	8,403	4.45	111,081	3,392	3.05	74,364	967	1.30
Certificates of deposit	550,096	21,750	3.95	585,114	18,134	3.10	509,340	13,926	2.73
Borrowings	187,757	9,638	5.13	144,445	6,492	4.49	124,514	4,915	3.95
Total interest-bearing liabilities	1,064,893	41,411	3.89	996,963	29,436	2.95	839,430	20,838	2.48
Non interest-bearing liabilities	96,462			97,420			74,888
Stockholders’ equity	93,235			91,853			82,708
Total liabilities and stockholders' equity	$1,254,590			$1,186,236			$997,026
Net interest income and interest rate spread		$39,812	2.96%		$41,557	3.37%		$39,058	3.74%
Net interest margin (2)			3.36%			3.70%			4.05%
Average interest-earning assets to average interest-bearing liabilities			111.39%			112.67%			114.80%
Adjustment of interest income to a tax-equivalent basis on tax-exempt:
Loans and investment securities		$1,480			$1,273			$645

(1)	Presented on a tax-equivalent basis.
(2)	The net interest margin is net interest income divided by average interest-earning assets.

RATE/VOLUME TABLE

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (decrease) due to			Increase (decrease) due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to: (1)
Loans receivable	$2,294	$6,153	$8,447	$8,115	$686	$8,801
Investment securities	1,316	386	1,702	1,929	316	2,245
Federal funds sold	42	18	60	(2)	7	5
Interest-earning deposits with banks	12	9	21	(6)	52	46
Total interest income	$3,664	$6,566	$10,230	$10,036	$1,061	$11,097
Interest expense attributable to:
Deposits
Savings accounts	$(72)	$(7)	$(79)	$(114)	$284	$170
NOW accounts	(5)	298	293	50	163	213
Money market deposit accounts	(14)	2	(12)	4	1	5
Premium and select investment accounts	5,520	(509)	5,011	109	2,316	2,425
Certificates of deposit	(1,113)	4,729	3,616	5,194	(986)	4,208
Borrowings	2,473	673	3,146	1,534	43	1,577
Total interest expense	$6,789	$5,186	$11,975	$6,777	$1,821	$8,598
Increase in net interest income			$(1,745)			$2,499

(1)	Presented on a tax-equivalent basis.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

This information is presented in “Asset and Liability Management” on pages 13 through 14 of this report.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements of the Company, together with the reports thereon of Grant Thornton LLP (dated February 27, 2007) are set forth on pages 39 through 44 hereof (see Item 15 of this Annual Report for Index).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the evaluation encompassed all branches of its primary subsidiary Oak Hill Banks.

Based on the evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective at December 31, 2006. Management’s assessment of internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

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

In our opinion, management’s assessment that Oak Hill Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Oak Hill Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

*4(d)
Amended Rights Plan, dated September 19, 2006, between Oak Hill Financial, Inc. and Registrar and Transfer Company (reference is made to Exhibit 4.3 to the Form 8-A12G/A Amendment No. 2, filed with the SEC on September 22, 2006 and incorporated herein by reference).

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

13	2006 Annual Report (Selected portions)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.

24	Powers of Attorney.

31.1	Certification by Chief Executive Officer, R. E. Coffman, Jr., dated July 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, Dale B. Shafer, dated July 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer, R. E. Coffman, Jr., dated July 31, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer, Dale B. Shafer, dated July 31, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter to the Securities and Exchange Commission dated July 31, 2007

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

OAK HILL FINANCIAL, INC.		Date

By:	/s/ R. E. Coffman, Jr.	July 31, 2007
R. E. Coffman, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*John D. Kidd	Chairman & Director	July 31, 2007

/s/ R. E. Coffman, Jr.	President, Chief Executive Officer and Director	July 31, 2007
(Principal Executive Officer)

*David G. Ratz	Executive Vice President and Chief Administrative Officer	July 31, 2007

*Dale B. Shafer	Interim Chief Financial Officer, Secretary and Treasurer	July 31, 2007
(Principal Financial and Accounting Officer)

*D. Bruce Knox	Executive Vice President, Chief Information Officer	July 31, 2007
and Director

*Miles R. Armentrout	Executive Vice President and Chief Lending Officer	July 31, 2007

*Scott J. Hinsch, Jr.	Vice President	July 31, 2007

*Candice R. DeClark-Peace	Director	July 31, 2007

*Barry M. Dorsey, Ed.D.	Director	July 31, 2007

*Donald R. Seigneur	Director	July 31, 2007

*William S. Siders	Director	July 31, 2007

*H. Grant Stephenson	Director	July 31, 2007

*Neil S. Strawser	Director	July 31, 2007

*Donald P. Wood	Director	July 31, 2007

By:	/s/ R. E. Coffman, Jr.	July 31, 2007
R E. Coffman, Jr.,
Attorney-in-fact for each Of the persons indicated