Form 10-Q
period 2007-06-30
OAK HILL FINANCIAL INC
filed 2007-07-31
CIK 949953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2007

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

Yes ☐ No ☒

As of July 30, 2007, the latest practicable date, 5,345,816 shares of the Registrant’s common stock, $.50 stated value, were outstanding.

Oak Hill Financial, Inc.

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)	June30, 2007	December 31, 2006
	(Unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$20,202	$20,955
Federal funds sold	245	818
Interest-bearing deposits in other banks	1,681	1,474
Total cash and cash equivalents	22,128	23,247
Investment securities designated as available for sale – at market	158,866	153,010
Investment securities designated as held to maturity – at cost (approximate market value of $1,804 and $2,712 at June 30, 2007 and December 31, 2006, respectively)	1,519	2,559
Loans receivable – net	1,024,510	1,017,983
Loans held for sale – at lower of cost or market	239	90
Mortgage servicing assets – at cost (approximate fair value of $3,566 and $3,719 at June 30, 2007 and December 31, 2006, respectively)	3,205	3,288
Office premises and equipment – net	28,389	27,765
Federal Home Loan Bank stock – at cost	8,078	8,078
Real estate acquired through foreclosure	2,375	5,258
Accrued interest receivable on loans	4,886	4,765
Accrued interest receivable on investment securities	1,019	1,023
Goodwill	8,485	7,935
Core deposit intangible – net	2,720	3,111
Bank owned life insurance	13,038	13,454
Prepaid expenses and other assets	4,839	1,938
Prepaid federal income taxes	1,218	1,086
Deferred federal income taxes	1,097	1,045
TOTAL ASSETS	$1,286,611	$1,275,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$95,074	$94,256
Savings and time deposits	863,126	848,704
Total deposits	958,200	942,960
Securities sold under agreements to repurchase	56,948	56,341
Advances from the Federal Home Loan Bank	147,914	157,584
Notes payable	312	–
Subordinated debentures	23,000	23,000
Accrued interest payable and other liabilities	5,449	4,993
Total liabilities	1,191,823	1,184,878
Stockholders’ equity
Common stock – $.50 stated value; authorized 15,000,000 shares,5,874,634 shares issued at June 30, 2007 and December 31, 2006	2,937	2,937
Additional paid-in capital	13,166	13,611
Retained earnings	95,208	90,877
Treasury stock (529,080 and 565,659 shares at June 30, 2007 and December 31, 2006, respectively – at cost)	(15,304)	(16,368)
Accumulated comprehensive loss:
Unrealized loss on securities designated as available for sale, net of related tax benefits	(1,219)	(300)
Total stockholders’ equity	94,788	90,757
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,286,611	$1,275,635

See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the		For the
	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands, except share data)	2007	2006	2007	2006
	(Unaudited)
INTEREST INCOME

Loans	$38,165	$35,272	$19,176	$17,903
Investment securities	3,550	3,026	1,804	1,561
Interest-bearing deposits and other	445	320	267	183
Total interest income	42,160	38,618	21,247	19,647
INTEREST EXPENSE

Deposits	17,664	15,098	9,026	7,856
Borrowings	5,884	4,309	2,877	2,271
Total interest expense	23,548	19,407	11,903	10,127
Net interest income	18,612	19,211	9,344	9,520
Provision for losses on loans	825	1,273	282	1,073
Net interest income after provision for losses on loans	17,787	17,938	9,062	8,447
OTHER INCOME

Service fees, charges and other operating	4,171	4,230	2,225	2,239
Commission income	1,750	1,693	934	873
Bank owned life insurance	1,232	269	1,115	119
Gain on sale of loans	350	542	203	333
Gain (loss) on sale of securities	121	104	34	(35)
Loss on sale of other real estate owned	(373)	(44)	(4)	(22)
Total other income	7,251	6,794	4,507	3,507
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits	8,918	8,404	4,472	4,104
Occupancy and equipment	2,301	1,980	1,137	987
Federal deposit insurance premiums	58	63	28	31
Franchise taxes	640	796	348	480
Other operating	4,801	4,761	2,712	2,437
Amortization of core deposit intangible	391	512	175	228
Total general, administrative and other expense	17,109	16,516	8,872	8,267
Earnings before federal income taxes	7,929	8,216	4,697	3,687
FEDERAL INCOME TAX

Current	912	1,389	184	679
Deferred	443	339	552	14
Total federal income tax	1,355	1,728	736	693
NET EARNINGS	$6,574	$6,488	$3,961	$2,994
EARNINGS PER SHARE
Basic	$1.23	$1.18	$.74	$.55
Diluted	$1.22	$1.16	$.73	$.54
DIVIDENDS PER SHARE	$.42	$.38	$.21	$.20
See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the		For the
	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Net earnings	$6,574	$6,488	$3,961	$2,994
Other comprehensive income (loss), net of related tax effects:
Unrealized losses on securities designated as available for sale, net of benefits of $(452), $(758), $(529) and$(695), respectively	(840)	(1,408)	(983)	(1,291)
Reclassification adjustment for realized (gains) losses included in net earnings, net of taxes (benefits) of $42, $36, $12 and $(12), respectively	(79)	(68)	(22)	23
Comprehensive income	$5,655	$5,012	$2,956	$1,726
Accumulated comprehensive loss	$(1,219)	$(1,817)	$(1,219)	$(1,817)
See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
(In thousands)	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings for the period	$6,574	$6,488
Adjustments to reconcile net earnings to net cash provided byoperating activities:
Depreciation and amortization	867	730
Amortization of core deposit intangible	391	512
Gain on sale of securities	(121)	(104)
Amortization of premiums, discounts and mortgage servicing rights – net	457	384
Proceeds from sale of loans in secondary market	9,489	17,546
Loans disbursed for sale in secondary market	(9,438)	(17,262)
Gain on sale of loans	(200)	(329)
Amortization (accretion) of deferred loan origination (fees) costs	194	(227)
Loss on sale of other real estate owned	373	44
Purchase of loans	–	(451)
Federal Home Loan Bank stock dividends	–	(219)
Provision for losses on loans	825	1,273
Compensation expense related to stock incentive plan	23	23
(Increase) decrease in cash surrender value of bank owned life insurance	416	(269)
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(2,901)	(1,696)
Accrued interest receivable	(117)	(13)
Accrued interest payable and other liabilities	456	205
Federal income taxes
Current	(132)	(246)
Deferred	443	339
Net cash provided by operating activities	7,599	6,728
CASH FLOWS USED IN INVESTING ACTIVITIES:

Loan disbursements	(125,102)	(163,667)
Principal repayments on loans	116,993	153,156
Principal repayments on mortgage-backed securities designated as available for sale	14,917	7,343
Proceeds from sale of investment securities designated as available for sale	12,756	13,900
Proceeds from maturity of investment securities	11,941	1,172
Proceeds from disposition of assets	58	–
Proceeds from sale of other real estate owned	2,951	544
Purchase of investment securities designated as available for sale	(45,985)	(33,210)
Purchase of insurance agency	(238)	–
Purchase of office premises and equipment	(1,549)	(4,232)
Net cash used in investing activities	(13,258)	(24,994)
Net cash used in operating and investing activities (balance carried forward)	(5,659)	(18,266)

See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Six Months Ended
	June 30,
(In thousands)	2007	2006
	(Unaudited)
Net cash used in operating and investing activities (balance brought forward)	$(5,659)	$(18,266)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Net proceeds from securities sold under agreement to repurchase	607	24,343
Net increase (decrease) in deposit accounts	15,250	(211)
Proceeds from Federal Home Loan Bank advances	33,000	28,000
Repayments of Federal Home Loan Bank advances	(42,670)	(26,642)
Dividends on common shares	(2,243)	(2,076)
Purchase of treasury shares	–	(7,279)
Proceeds from issuance of shares under stock option plan	442	367
Tax benefit of stock options exercised	154	118
Net cash provided by financing activities	4,540	16,620
Net decrease in cash and cash equivalents	(1,119)	(1,646)
Cash and cash equivalents at beginning of period	23,247	26,400
Cash and cash equivalents at end of period	$22,128	$24,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Federal income taxes	$889	$1,549
Interest on deposits and borrowings	$23,805	$19,369

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Unrealized losses on securities designated as available for sale, net of related tax benefits	$(919)	$(1,476)
Recognition of mortgage servicing rights in accordance with SFAS No. 140 and 156	$150	$213
Transfer from loans to real estate acquired through foreclosure	$441	$779

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Issuance of note payable in connection with the purchase of insurance agency	$312	$–

Issuance of treasury stock in exchange for exercise of stock options	$252	$–
See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six month periods ended June 30, 2007 and 2006

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2006. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

At June 30, 2007, the Company had $371.3 million of certificates of deposit maturing within one year. It has been the Company’s historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management’s belief that maturing certificates of deposit over the next year will similarly be renewed with Oak Hill at market rates of interest.

In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $235.6 million in advances from the Federal Home Loan Bank of Cincinnati (“FHLB”). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At June 30, 2007, the Company had $147.9 million of outstanding FHLB advances and $7.4 million of letters of credit pledged for public deposits.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six month periods ended June 30, 2007 and 2006

3.	Liquidity and Capital Resources (continued)

The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company’s customers. At June 30, 2007, the Company had total off-balance sheet contractual commitments consisting of $15.9 million to originate loans, $125.6 million in unused lines of credit and letters of credit totaling $1.5 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements. The lending commitments are generally secured by varying forms of collateral such as inventory, accounts receivable, equipment and other real estate.

The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at June 30, 2007 by expiration period:

(In thousands)	One year or less	One to three years	After three years	Total

Loan commitments	$15,947	$-	$-	$15,947
Unused lines of credit	66,041	17,075	42,516	125,632
Letters of credit	1,298	212	-	1,510
	$83,286	$17,287	$42,516	$143,089

The table below details the amount of contractual obligations outstanding at June 30, 2007, by expiration date:

(In thousands)	One year or less	One to three years	After three years	Total

Advances and letters of credit from the Federal Home Loan Bank	$38,400	$48,308	$68,606	$155,314
Securities sold under agreement to repurchase	14,948	-	42,000	56,948
Subordinated debentures	-	-	23,000	23,000
Lease obligations	536	600	647	1,783
	$53,884	$48,908	$134,253	$237,045

4.	Mortgage Servicing Assets

Activity with respect to the Company’s mortgage servicing assets for the periods ended June 30, 2007 and December 31, 2006 is as follows:

(In thousands)	June 30, 2007	December 31, 2006

Beginning balance	$3,440	$3,458
Recognition of mortgage servicing rights on sale of loans	150	367
Amortization	(194)	(385)
Ending balance	3,396	3,440

Beginning valuation allowance	(152)	(130)
Valuation allowance recorded	(39)	(22)
Valuation allowance recaptured	–	–
Ending valuation allowance	(191)	(152)
Net carrying value	$3,205	$3,288

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six month periods ended June 30, 2007 and 2006

5.	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options.  The computations were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006

Weighted-average common shares outstanding (basic)	5,333,287	5,512,408	5,341,939	5,457,931
Dilutive effect of assumed exercise of stock options	62,191	93,796	56,532	87,797
Weighted-average common shares outstanding (diluted)	5,395,478	5,606,204	5,398,471	5,545,728

Options to purchase 162,100 and 174,450 shares of common stock with a weighted-average exercise price of $34.90 and $34.99 were outstanding at June 30, 2007 and 2006, respectively, but were excluded from the computation of common share equivalents for the six and three month periods ended June 30, 2007 and 2006 because the exercise prices were greater than the average market price of the common shares.

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
For the three and six month periods ended June 30, 2007 and 2006

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
For the three and six month periods ended June 30, 2007 and 2006

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

The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore has not restated its financial statements for prior periods. Under this method, the Company has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Company has recognized compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered (“unvested equity-based awards”) that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards will be based on their grant-date fair value. For the three and six months ended June 30, 2007 and 2006, the Company recorded $11,000 and $23,000 in compensation cost for equity-based awards that vested during the respective three and six month periods ($8,000 and $15,000 after-tax, respectively). The Company has $37,000 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2007, which is expected to be recognized over a weighted-average period of one year.

SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (“excess tax benefits”) be classified as financing cash flows. The Company had $154,000 and $118,000 of tax benefits classified as financing cash flows for the six months ended June 30, 2007 and June 30, 2006, respectively. At June 30, 2007, the intrinsic value of outstanding options totaled $1.4 million.

There were no options granted during the six months ended June 30, 2007 and June 30, 2006.

The Company has a stock incentive plan that provides for grants of options of up to 1,200,000 authorized, but unissued shares of its common stock, restricted stock, stock appreciation rights, and other equity-based compensation. The following is a summary of the changes in outstanding options for the six months ended June 30, 2007 and the year ended December 31, 2006:

	Six Months Ended June 30, 2007		Year Ended December 31, 2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	434,383	$23.27	484,233	$23.14
Granted	-	-	-	-
Exercised	(43,150)	17.05	(33,300)	15.89
Forfeited	(7,000)	34.22	(16,550)	34.14
Outstanding at end of period	384,233	$23.77	434,383	$23.27
Exercisable at end of period	381,233	$23.63	429,383	$23.16
Weighted-average remaining contractual term		5.9 years		6.3 years

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six month periods ended June 30, 2007 and 2006

8.	Share-based Compensation (continued)

The following is a summary of the changes in restricted stock for the six months ended June 30, 2007 and the year ended December 31, 2006:

	Six Months Ended June 30, 2007		Year Ended December 31, 2006
		Fair Value		Fair Value
	Shares	at Grant	Shares	at Grant
Outstanding at beginning of period	1,234	$30.30	3,594	$31.72
Granted	1,000	27.98	-	-
Vested	-	-	(1,893)	31.29
Cancelled	-	-	(467)	37.21
Outstanding at end of period	2,234	$29.26	1,234	$30.30

9.	Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Company, and interim periods within that fiscal year. The adoption of this Statement is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

10. Subsequent Event

On July 19, 2007 WesBanco, Inc. (“WesBanco”) and Oak Hill Financial (“Oak Hill”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Oak Hill with and into WesBanco.  Under the terms of the Agreement and Plan of Merger, WesBanco will exchange a combination of its common stock and cash for Oak Hill common stock. Oak Hill shareholders will be entitled to receive either 1.256 shares of WesBanco common stock or cash in the amount of $38.00 per share for each share of Oak Hill common stock held subject to an overall allocation of 90% stock and 10% cash in the exchange.  Common stock received by Oak Hill shareholders is anticipated to qualify as a tax-free exchange. The transaction has been approved by the directors of both companies.

Consummation of the merger is subject to a number of customary conditions, including but not limited to (i) the approval of the Merger Agreement by the shareholders of WesBanco and Oak Hill, and (ii) the receipt of the required regulatory approvals.  The transaction is expected to close in December 2007.

In connection with the Merger Agreement, WesBanco has identified approximately $50 million of loans which will be sold upon combination.  Such loans primarily consist of Oak Hill’s internally criticized assets or represent credit concentrations that are not consistent with WesBanco’s lending philosophy.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2007 and 2006

Discussion of Financial Condition Changes from December 31, 2006 to June 30, 2007

The Company’s total assets amounted to $1.3 billion at June 30, 2007, an increase of $11.0 million, or 0.9%, over the total at December 31, 2006. The increase in assets was funded primarily through an increase in deposits of $15.2 million, or 1.6%, and a $607,000, or 1.1%, increase in repurchase agreements, which were partially offset by a decrease of $9.7 million, or 6.1%, in FHLB advances.

Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $3.7 million, or 2.1%, to a total of $182.5 million at June 30, 2007, compared to December 31, 2006. Investment securities increased by $4.8 million, as purchases of $46.0 million exceeded maturities and repayments of $26.9 million and sales of $12.8 million.  Federal funds sold decreased by $573,000 during the six-month period ended June 30, 2007.

Loans receivable, including loans held for sale and mortgage servicing assets, totaled $1.0 billion at June 30, 2007, an increase of $6.6 million, or 0.6%, over the comparable totals at December 31, 2006.  Loan disbursements and purchases totaled $134.5 million during the six-month period ended June 30, 2007, which were partially offset by loan sales of $9.4 million and principal repayments of $117.0 million. Loan disbursements and purchases decreased by $46.4 million when compared to the same period in 2006.  Sales volume decreased by $7.8 million when compared to the same period in 2006.  Loan originations declined primarily in the consumer loan area as competition in our market areas continues to intensify.  Growth in the loan portfolio during the six months ended June 30, 2007 was comprised of a $16.4 million, or 2.3%, increase in commercial and residential real estate loans, a $2.1 million, or 3.9%, increase in construction and land development loans, and a $2,000, or 0.1%, increase in credit card loans, which were partially offset by an $11.6 million, or 10.7%, decrease in installment loans and a $400,000, or 0.3% decrease in commercial and other loans.  The allowance for loan losses totaled $12.7 million at June 30, 2007, a decrease of $176,000, or 1.4%, from the total at December 31, 2006.  The allowance for loan losses represented 1.22% and 1.25% of the total loan portfolio at June 30, 2007 and December 31, 2006, respectively.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2007 and 2006

Net charge-offs totaled approximately $1.0 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively. The Company’s allowance represented 88.8% and 95.2% of the nonperforming loans, which totaled $14.4 million and $13.6 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, nonperforming loans were comprised of $8.7 million of loans secured primarily by commercial real estate, $1.2 million in commercial and other loans, $4.1 million secured by one-to-four family residential real estate, and $378,000 in installment and credit card loans loans. In management’s opinion, based upon its ongoing review, knowledge, and current information, the carrying value of commercial and non-residential credits are appropriate and all nonperforming loans were adequately collateralized or reserved for at June 30, 2007.

Deposits totaled $958.2 million at June 30, 2007, an increase of $15.2 million, or 1.6%, over the total at December 31, 2006. Total savings and time deposits increased by $14.4 million, or 1.7% during the period. Total demand deposits increased by $818,000, or 0.9% during the period. Brokered deposits totaled $38.3 million, or 4.0% of total deposits, with a weighted-average cost of 4.46% at June 30, 2007, as compared to the $39.5 million, or 4.2% of total deposits, with a 3.87% weighted-average cost at December 31, 2006. Proceeds from deposit growth were used primarily to fund loan originations and to pay down FHLB advances.

Advances from the Federal Home Loan Bank totaled $147.9 million at June 30, 2007, a decrease of $9.7 million, or 6.1%, from the total at December 31, 2006. Securities sold under agreements to repurchase totaled $56.9 million at June 30, 2007, an increase of $607,000, or 1.1%, over the total at December 31, 2006.

The Company’s stockholders’ equity amounted to $94.8 million at June 30, 2007, an increase of $4.0 million, or 4.4%, over the balance at December 31, 2006. The increase resulted primarily from net earnings of $6.6 million and proceeds from options and related tax benefits of $619,000, which were partially offset by dividends of $2.2 million and a $919,000 increase in the unrealized loss on securities available for sale, net of tax.

Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2007 and 2006

General

Net earnings for the six months ended June 30, 2007 totaled $6.6 million, an $86,000, or 1.3%, increase over net earnings reported in the comparable 2006 period. The increase in earnings resulted primarily from a $448,000 decrease in the provision for losses on loans, a $457,000 increase in total other income, and a $373,000 decrease in the provision for federal income tax expense, which were partially offset by a $593,000 increase in general, administrative and other expenses and a $599,000 decrease in net interest income.

Net Interest Income

Total interest income for the six months ended June 30, 2007, amounted to $42.2 million, an increase of $3.5 million, or 9.2%, over the comparable 2006 period. Interest income on loans totaled $38.2 million, an increase of $2.9 million, or 8.2%, over the 2006 period. This increase resulted primarily from a $9.9 million, or 1.0%, increase in the average portfolio balance, to a total of $1.0 billion for the six months ended June 30, 2007, coupled with a 49 basis point increase in the average fully-taxable equivalent yield, to 7.41% for the six month period ended June 30, 2007. Interest income on investment securities and other interest-earning assets increased by $649,000, or 19.4%. This increase resulted primarily from a $20.8 million, or 14.0%, increase in the average portfolio balance, to a total of $169.0 million for the six months ended June 30, 2007, coupled with a 7 basis point increase in the average fully-taxable equivalent yield, to 5.46% for the six months ended June 30, 2007.

Total interest expense amounted to $23.5 million for the six months ended June 30, 2007, an increase of $4.1 million, or 21.3%, over the comparable 2006 period. Interest expense on deposits increased by $2.6 million, or 17.0%, to a total of $17.7 million for the six months ended June 30, 2007. The increase resulted primarily from a 69 basis point increase in the average cost of deposits, to 4.13%, which was partially offset by a $24.5 million, or 2.8%, decrease in the average portfolio balance for the six months ended June 30, 2007. Interest expense on borrowings increased by $1.6 million, or 36.6%, for the six months ended June 30, 2007. The increase was due to a $61.2 million, or 36.0%, increase in the average borrowings outstanding for the six months ended June 30, 2007, coupled with a 2 basis point increase in the average cost of borrowings, to 5.13% for the six months ended June 30, 2007.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2007 and 2006

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $599,000, or 3.1%, for the six months ended June 30, 2007, as compared to the same period in 2006. The interest rate spread decreased 23 basis points, to 2.80% for the six months ended June 30, 2007, compared to 3.03% for the six months ended June 30, 2006. The fully-taxable equivalent net interest margin decreased 19 basis points, from 3.41% to 3.22% for the six months ended June 30, 2006 and 2007, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio.  As a result of such analysis, management recorded an $825,000 provision for losses on loans for the six months ended June 30, 2007, a decrease of $448,000, or 35.2%, compared to same period in 2006. The provision for losses on loans for the six months ended June 30, 2007 gives effect to the $6.7 million of growth in the loan portfolio, net charge-offs of $1.0 million, and an approximate $600,000 reduction in allowance allocations due to improvement in the credit quality of internally classified loans. These factors culminated in a reduction in the allowance for losses on loans to 1.22% of total loans at June 30, 2007.

Other Income

Other income totaled $7.3 million for the six months ended June 30, 2007, an increase of $457,000, or 6.7%, over the amount reported in the comparable 2006 period. This increase resulted primarily from a $996,000 non-taxable gain recorded on insurance proceeds from bank owned life insurance, a $57,000, or 3.4%, increase in commission income, and a $17,000, or 16.3%, increase in gain on sale of securities, which were partially offset by a $59,000, or 1.4%, decrease in service fees, charges and other income, a $192,000, or 35.4%, decrease in gain on sale of loans, and a $329,000 increase in loss on sale of other real estate owned.  The decrease in service charges and other income was due to the effects of amortization, impairment and impairment recovery of mortgage servicing asset which increased $166,000, a $42,000 decrease in real estate servicing fees, and a decrease in other miscellaneous non-interest income totaling $208,000, which were partially offset by an increase of $234,000 in service charges and deposits, and an increase in ATM fees totaling $123,000.  The $192,000 decline on gain on sale of loans is attributable to a decrease in sales volume of Small Business Administration and residential real estate loans with contributing effects of $122,000 and $70,000, respectively.  The increase in the loss of sale of other real estate owned is attributable to the sale during the period of a REO property with a carrying value totaling $3.0 million.

General, Administrative and Other Expense

General, administrative and other expense totaled $17.1 million for the six months ended June 30, 2007, an increase of $593,000, or 3.6%, over the amount reported in the 2006 period. The increase resulted primarily from a $514,000, or 6.1%, increase in employee compensation and benefits, a $40,000, or 0.8%, increase in other operating expenses, and a $321,000, or 16.2%, increase in occupancy and equipment expense in 2007, which were partially offset by a $156,000, or 19.6%, decrease in franchise taxes and a $121,000, or 23.6%, decrease in amortization of core deposit intangible.

   The increase in occupancy and equipment expense was due primarily to a $145,000, or 25.8%, increase in maintenance contracts and a $106,000, or 14.0%, increase in depreciation expense associated with the Company’s expansion in 2006.  Additionally, the Company experienced a $45,000, or 11.7%, increase in utilities, property taxes and insurance, and a $25,000, or 9.7%, increase in rent expense net of rental income.  The increase in compensation and benefits resulted primarily from a $368,000, or 29.4%, decrease in the amortization of net loan costs associated with SFAS No. 91, a $112,000, or 1.4%, increase in salaries and wages, a $38,000, or 5.6%, increase in payroll taxes, and a $16,000, or 20.4%, increase in director’s fees, which were partially offset by a $22,000, or 23.7%, decrease in other employee benefits.  The decrease in other expenses resulted primarily from a $152,000 decrease in costs associated with improvements to the Company’s core processing system, a $276,000, or 68.9%, decrease in dealer participation expense, a $125,000, or 33.5%, decrease in marketing expense, and a $28,000, or 25.3%, decrease in commissions paid, which were partially offset by a $222,000, or 40.4%, increase in credit and collection expense, a $90,000, or 27.0%, increase in ATM expense, a $46,000, or 70.9%, increase in employee training, a $62,000 increase in losses associated with bad checks and overdrafts in 2007, a $27,000, or 11.2%, increase in courier expense, and a $149,000 unfavorable mark-to-market adjustment on the Company’s interest rate swaps.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2007 and 2006

Federal Income Taxes

The provision for federal income taxes totaled $1.4 million for the six months ended June 30, 2007, a decrease of $373,000, or 21.6%, from the amount recorded in the comparable 2006 period. The decrease resulted primarily from a $50,000 increase in New Markets Tax Credits pursuant to the Bank’s qualified investment in Oak Hill Community Development Corp. and the absence of tax effects associated with the $996,000 non-taxable gain related to insurance proceeds from bank owned life insurance, all of which were partially offset by a $365,000, or 4.4%, increase in earnings before taxes.  The effective tax rates were 17.1% and 21.0% for the six months ended June 30, 2007 and 2006, respectively.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2007 and 2006

General

Net earnings for the three months ended June 30, 2007 totaled $4.0 million, a $967,000, or 32.3%, increase over net earnings reported in the comparable 2006 period. The increase in earnings resulted primarily from a $791,000 decrease in the provision for losses on loans and a $1.0 million increase in other income, which were partially offset by a $43,000 increase in the provision for federal income tax, a $176,000 decrease in net interest income, and a $605,000 increase in general, administrative and other expenses.

Net Interest Income

Total interest income for the three months ended June 30, 2007, totaled $21.2 million, an increase of $1.6 million, or 8.1%, from the comparable 2006 period. Interest income on loans totaled $19.2 million, an increase of $1.3 million, or 7.1%, over the 2006 period. This increase resulted primarily from a $11.2 million, or 1.1%, increase in the average portfolio balance, to a total of $1.0 billion for the three months ended June 30, 2007, coupled with a 41 basis point increase in the average fully-taxable equivalent yield, to 7.38% for the three month period ended June 30, 2007. Interest income on investment securities and other interest-earning assets increased by $327,000, or 18.8%. This increase resulted primarily from a $20.5 million, or 13.5%, increase in the average portfolio balance, to a total of $172.2 million for the three months ended June 30, 2007, coupled with a 9 basis point increase in the average fully-taxable equivalent yield, to 5.49% for the three months ended June 30, 2007.

Total interest expense amounted to $11.9 million for the three months ended June 30, 2007, an increase of $1.8 million, or 17.5%, over the comparable 2006 period. Interest expense on deposits increased by $1.2 million, or 14.9%, to a total of $9.0 million for the three months ended June 30, 2007. The increase resulted primarily from a 62 basis point increase in the average cost of deposits, to 4.16%, which was partially offset by an $18.8 million, or 2.1%, decrease in the average portfolio balance, to a total of $870.4 million for the three months ended June 30, 2007. Interest expense on borrowings increased by $606,000, or 26.7%, for the three months ended June 30, 2007. The increase was due to a $51.8 million, or 29.6%, increase in the average borrowings outstanding for the three months ended June 30, 2007 and a 12 basis point increase in the average cost of borrowings, to 5.08% for the three months ended June 30, 2007.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $176,000, or 1.8%, for the three months ended June 30, 2007, as compared to the same period in 2006. The interest rate spread decreased 19 basis points, to 2.76% for the three months ended June 30, 2007, compared to 2.95% for the three months ended June 30, 2006. The fully-taxable equivalent net interest margin decreased 15 basis points, from 3.34% to 3.19% for the three months ended June 30, 2006 and 2007, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio.  As a result of such analysis, management recorded a $282,000 provision for losses on loans for the three months ended June 30, 2007, a decrease of $791,000, or 73.7%, compared to same period in 2006. The provision for losses on loans for the three months ended June 30, 2007 was primarily predicated upon the $2.5 million decline in the loan portfolio and an approximate $600,000 reduction in allowance allocations related to improvement in the credit quality of internally classified loans. These factors culminated in a reduction in the allowance for losses on loans to 1.22% of total loans at June 30, 2007.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the six and three month periods ended June 30, 2007 and 2006

Other Income

Other income totaled $4.5 million for the three months ended June 30, 2007, an increase of $1.0 million, or 28.5%, over the amount reported in the comparable 2006 period. This increase resulted primarily from a $996,000 non-taxable gain recorded on insurance proceeds from bank owned life insurance, a $61,000, or 7.0%, increase in commission income, a $69,000 increase in gain on investment securities transactions, and an $18,000, or 81.8%, decrease in loss on other real estate owned , which were partially offset by a $130,000, or 39.0%, decrease in gain on sale of loans and a $14,000, or 0.6%, decrease in service fees, charges and other income. The decrease in service charges and other income was due to the effects of amortization, impairment and impairment recovery of mortgage servicing assets totaling $37,000, a $21,000 decrease in real estate servicing fees, and a decrease in other miscellaneous non-interest income totaling $239,000, which were partially offset by an increase of $211,000 in service charges and deposits and an increase in ATM fees totaling $72,000 in the 2007 quarter.

General, Administrative and Other Expense

General, administrative and other expense totaled $8.9 million for the three months ended June 30, 2007, an increase of $605,000, or 7.3%, over the amount reported in the 2006 period. The increase resulted primarily from a $368,000, or 9.0%, increase in employee compensation and benefits, a $150,000, or 15.2%, increase in occupancy and equipment, and an $87,000, or 2.7%, net increase in the operating expense categories of deposit insurance, amortization of core deposit intangible, franchise taxes, and other operating expenses.

The increase in occupancy and equipment expense was due primarily to a $46,000, or 16.2%, increase in maintenance contracts and a $57,000, or 14.7%, increase in depreciation expense.  Additionally, the Company experienced a $24,000, or 13.5%, increase in utilities, property taxes and insurance, and a $23,000 increase in rent expense net of rental income.  The increase in compensation and benefits resulted primarily from a $214,000, or 5.3%, increase in salaries and wages, a $32,000, or 10.7%, increase in payroll taxes, a $119,000, or 17.9%, decrease in net loan costs capitalized pursuant to SFAS No. 91, and a $15,000, or 43.9%, increase in director’s fees, which were partially offset by a $12,000, or 29.6%, decrease in other employee benefits.  The increase in other expenses resulted primarily from $204,000, or 66.5%, increase in credit and collection expense, a $99,000 increase in contributions, a $40,000, or 23.1%, increase in ATM expense, and a $58,000 increase in employee training, which were partially offset by a $54,000 decrease in costs associated with improvements to the Company’s core processing system, a $125,000, or 64.3%, decrease in dealer participation expense, and a $132,000, or 27.5%, decrease in franchise tax expense.

Federal Income Taxes

The provision for federal income taxes amounted to $736,000 for the three months ended June 30, 2007, an increase of $43,000, or 6.2%, over the amount recorded in the comparable 2006 period. The increase resulted primarily from a $1.0 million, or 27.4%, increase in earnings before taxes, which was more than  offset by a $25,000 increase in New Markets Tax Credits and the $996,000 non-taxable gain related to insurance proceeds from bank owned life insurance. The effective tax rates were 15.7% and 18.8% for the three months ended June 30, 2007 and 2006, respectively.

Subsequent Event

As previously discussed, on July 19, 2007 WesBanco, Inc. (“WesBanco”) and Oak Hill Financial (“Oak Hill”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Oak Hill with and into WesBanco.  Under the terms of the Agreement and Plan of Merger, WesBanco will exchange a combination of its common stock and cash for Oak Hill common stock. Oak Hill shareholders will be entitled to receive either 1.256 shares of WesBanco common stock or cash in the amount of $38.00 per share for each share of Oak Hill common stock held subject to an overall allocation of 90% stock and 10% cash in the exchange.  Common stock received by Oak Hill shareholders is anticipated to qualify as a tax-free exchange. The transaction has been approved by the directors of both companies.

Consummation of the merger is subject to a number of customary conditions, including but not limited to (i) the approval of the Merger Agreement by the shareholders of WesBanco and Oak Hill, and (ii) the receipt of the required regulatory approvals.  The transaction is expected to close in December 2007.

In connection with the Merger Agreement, WesBanco has identified approximately $50 million of loans which will be sold upon combination.  Such loans primarily consist of Oak Hill’s internally criticized assets or represent credit concentrations that are not consistent with WesBanco’s lending philosophy.

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

At the end of the period covered by this report, the Company’s management, with the participation of its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2007.

The Company’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2007. Based on this evaluation, there were no changes in the Company’s internal control over financial reporting made during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item1:	Legal Proceedings

Not applicable.

Item 1A:	Risk Factors

There have been no material changes from risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

(a)
The Company had its 2007 Annual Meeting of Shareholders (“Annual Meeting”) on April 17, 2007. Holders of 4,194,766 common shares of the Company were present, in person or by proxy, representing 78.6% of the Company’s 5,338,543 common shares outstanding.

Item 4:	Submission of Matters to a Vote of Security Holders (continued)

(b) and (c)
The following persons were elected Class I members of the Company’s Board of Directors to serve until the 2009 Annual Meeting or until their successors are duly elected and qualified. Each person received the number of votes indicated below:

Name	Votes For	Votes Withheld

R. E. Coffman, Jr.	3,841,342	353,424
John D. Kidd	3,872,695	322,071
D. Bruce Knox	3,871,645	323,121
Neil S. Strawser	3,871,638	323,128

The continuing Class II Directors, whose terms expire at the 2008 Annual Meeting, are Candice R. DeClark-Peace, Barry M. Dorsey, Ed.D, Donald R. Seigneur, William S. Siders, H. Grant Stephenson, and Donald P. Wood.

The proposal for ratification of the appointment of Grant Thornton LLP as independent registered public accounting firm for the Company for the year ending December 31, 2007, was approved with 4,161,147 votes FOR, 28,903 votes AGAINST and 4,716 votes ABSTAIN.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer, R. E. Coffman, Jr., dated July 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification of Chief Financial Officer, Dale B. Shafer, dated July 31, 2007, pursuant to Section 302 of SOX.

32.1	Certification of Chief Executive Officer, R. E. Coffman, Jr., dated July 31, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX.

32.2	Certification of Chief Financial Officer, Dale B. Shafer, dated July 31, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Hill Financial, Inc.

Date: July 31, 2007	By	/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

Date: July 31, 2007	By:	/s/ Dale B. Shafer
Dale B. Shafer
Interim Chief Financial Officer