Form 10-K/A
period 2006-12-31
OAK HILL FINANCIAL INC
filed 2007-08-07
CIK 949953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

OAK HILL FINANCIAL, INC.
2006 FORM 10-K/A ANNUAL REPORT

Oak Hill Financial, Inc. (the “Company”) was informed by the Securities and Exchange Commission (“SEC”) that it did not specifically identify the Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures in Item 9A “Controls and Procedures” of its Form 10-K/A for the year ended December 31, 2006, which was filed with the SEC on July 31, 2007.  The Company is not making any changes to its financial statements. This amendment is accurate as of the date of the Company’s originally filed Form 10-K and has not been updated to reflect any events that occurred subsequent to March 16, 2007. The Company is including an updated Item 9A, as well as, currently dated certifications, as listed in revised Item 15.

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

At the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2006.

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

Based on the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective at December 31, 2006. Management’s assessment of internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART IV

Item 15.                      Exhibits and Reports on Form 8-K

31.1	Certification by Chief Executive Officer, R. E. Coffman, Jr., dated August 7, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, Dale B. Shafer, dated August 7, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer, R. E. Coffman, Jr., dated August 7, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer, Dale B. Shafer, dated August 7, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK HILL FINANCIAL, INC.		Date

By:	/s/ R. E. Coffman, Jr.	August 7, 2007
R. E. Coffman, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	*John D. Kidd	Chairman & Director	August 7, 2007

	/s/ R. E. Coffman, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2007

	*David G. Ratz	Executive Vice President and Chief Administrative Officer	August 7, 2007

	*Dale B. Shafer	Interim Chief Financial Officer, Secretary and Treasurer	August 7, 2007
(Principal Financial and Accounting Officer)

	*D. Bruce Knox	Executive Vice President, Chief Information Officer and Director	August 7, 2007

	*Miles R. Armentrout	Executive Vice President and Chief Lending Officer	August 7, 2007

	*Scott J. Hinsch, Jr.	Vice President	August 7, 2007

	*Candice R. DeClark-Peace	Director	August 7, 2007

	*Barry M. Dorsey, Ed.D.	Director	August 7, 2007

	*Donald R. Seigneur	Director	August 7, 2007

	*William S. Siders	Director	August 7, 2007

	*H. Grant Stephenson	Director	August 7, 2007

	*Neil S. Strawser	Director	August 7, 2007

	*Donald P. Wood	Director	August 7, 2007

By:	/s/ R. E. Coffman, Jr.		August 7, 2007
R E. Coffman, Jr., Attorney-in-fact for each Of the persons indicated

4