Form 10-Q
period 2007-09-30
OAK HILL FINANCIAL INC
filed 2007-11-09
CIK 949953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2007

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

 Yes  ☐         No ☒

As of November 8, 2007, the latest practicable date, 5,370,784 shares of the Registrant’s common stock, $.50 stated value, were outstanding.

Oak Hill Financial, Inc.

PART I– FINANCIAL INFORMATION
Item 1: Financial Statements

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
(In thousands, except share data)	2007	2006
	(Unaudited)

ASSETS
Cash and cash equivalents
Cash and due from banks	$18,774	$20,955
Federal funds sold	203	818
Interest-bearing deposits in other banks	1,495	1,474
Total cash and cash equivalents	20,472	23,247
Investment securities designated as available for sale – at market	162,797	153,010
Investment securities designated as held to maturity – at cost (approximate market
value of $1,696 and $2,712 at September 30, 2007 and December 31, 2006, respectively)	1,518	2,559
Loans receivable – net	989,249	1,017,983
Loans held for sale – at lower of cost or market	19,129	90
Mortgage servicing assets – at cost (approximate fair value of $3,424 and $3,719 at
September 30, 2007 and December 31, 2006, respectively)	3,115	3,288
Office premises and equipment – net	28,260	27,765
Federal Home Loan Bank stock – at cost	8,078	8,078
Real estate acquired through foreclosure	2,455	5,258
Accrued interest receivable on loans	5,090	4,765
Accrued interest receivable on investment securities	1,452	1,023
Goodwill	8,485	7,935
Core deposit intangible – net	2,546	3,111
Bank owned life insurance	13,150	13,454
Prepaid expenses and other assets	2,521	1,938
Prepaid federal income taxes	1,996	1,086
Deferred federal income taxes	4,542	1,045
TOTAL ASSETS	$1,274,855	$1,275,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$93,489	$94,256
Savings and time deposits	856,948	848,704
Total deposits	950,437	942,960
Securities sold under agreements to repurchase	57,534	56,341
Advances from the Federal Home Loan Bank	148,051	157,584
Notes payable	312	-
Subordinated debentures	23,000	23,000
Accrued interest payable and other liabilities	5,153	4,993
Total liabilities	1,184,487	1,184,878
Stockholders’ equity
Common stock – $.50 stated value; authorized 15,000,000 shares,
5,874,634 shares issued at September 30, 2007 and December 31, 2006	2,937	2,937
Additional paid-in capital	13,083	13,611
Retained earnings	89,438	90,877
Treasury stock (503,930 and 565,659 shares at September 30, 2007 and
December 31, 2006, respectively – at cost)	(14,577)	(16,368)
Accumulated comprehensive loss:
Unrealized loss on securities designated as available for sale, net
of related tax benefits	(513)	(300)
Total stockholders’ equity	90,368	90,757
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,274,855	$1,275,635

See accompanying notes to consolidated financial statements.

Oak HillFinancial, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the		For the
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands, except share data)	2007	2006	2007	2006
	(Unaudited)
INTEREST INCOME

Loans	$57,622	$53,957	$19,457	$18,685
Investment securities	5,516	4,677	1,966	1,651
Interest-bearing deposits and other	609	466	164	146
Total interest income	63,747	59,100	21,587	20,482
INTEREST EXPENSE

Deposits	26,729	23,350	9,065	8,252
Borrowings	8,870	6,903	2,986	2,594
Total interest expense	35,599	30,253	12,051	10,846
Net interest income	28,148	28,847	9,536	9,636
Provision for losses on loans	1,947	1,729	1,122	456
Net interest income after provision for losses on loans	26,201	27,118	8,414	9,180
OTHER INCOME (LOSS)

Service fees, charges and other operating	6,421	6,300	2,250	2,070
Commission income	2,514	2,584	764	891
Bank owned life insurance	1,344	395	112	126
Gain on sale of loans	437	742	87	200
Gain on sale of securities	175	145	54	41
Loss on sale of other real estate owned	(373)	(56)	-	(12)
Mark to market adjustment on loans transferred to held for sale	(10,943)	~~-~~	(10,943)	-
Total other income (loss)	(425)	10,110	(7,676)	3,316
GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

Employee compensation and benefits	13,359	12,751	4,441	4,347
Occupancy and equipment	3,447	3,043	1,146	1,063
Federal deposit insurance premiums	86	93	28	30
Franchise taxes	1,000	1,072	360	276
Other operating	6,877	7,272	2,076	2,511
Amortization of core deposit intangible	565	740	174	228
Merger-related expenses	327	-	327	~~-~~
Total general, administrative and other expense	25,661	24,971	8,552	8,455
Earnings (loss) before federal income taxes	115	12,257	(7,814)	4,041
FEDERAL INCOME TAX (BENEFIT)

Current	1,566	2,252	654	863
Deferred	(3,379)	337	(3,822)	(2)
Total federal income tax (benefit)	(1,813)	2,589	(3,168)	861
NET EARNINGS (LOSS)	$1,928	$9,668	$(4,646)	$3,180
EARNINGS (LOSS) PER SHARE
Basic	$0.36	$1.77	$(0.87)	$0.59
Diluted	$0.36	$1.74	N/A	$0.58
DIVIDENDS PER SHARE	$0.63	$0.57	$0.21	$0.19

See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the		For the
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Net earnings (loss)	$1,928	$9,668	$(4,646)	$3,180
Other comprehensive income (loss), net of related tax effects:
Unrealized gains (losses) on securities designated as available for sale, net of taxes (benefits) of $(54), $399, $398 and
$1,157, respectively	(98)	740	741	2,148
Reclassification adjustment for realized (gains) losses included in net earnings, net of taxes of $61, $51, $19 and
$15, respectively	(115)	(94)	(36)	(26)
Comprehensive income (loss)	$1,715	$10,314	$(3,941)	$5,302
Accumulated comprehensive income (loss)	$(513)	$305	$(513)	$305

See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
(In thousands)	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings for the period	$1,928	$9,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,311	1,135
Amortization of core deposit intangible	565	741
Gain on sale of securities	(175)	(145)
Amortization of premiums, discounts and mortgage servicing rights – net	663	672
Proceeds from sale of loans in secondary market	12,675	23,319
Loans disbursed for sale in secondary market	(12,635)	(23,483)
Gain on sale of loans	(253)	(430)
Amortization (accretion) of deferred loan origination (fees) costs	287	(367)
Loss on sale of other real estate owned	373	56
Loss on disposition of assets	16	-
Purchase of loans	-	(451)
Federal Home Loan Bank stock dividends	-	(332)
Provision for losses on loans	1,947	1,729
Compensation expense related to stock incentive plan	23	23
(Increase) decrease in cash surrender value of
bank owned life insurance	304	(395)
Increase (decrease) in cash due to changes in:
Prepaid expenses and other assets	(583)	(1,899)
Accrued interest receivable	(754)	(866)
Accrued interest payable and other liabilities	160	206
Federal income taxes
Current	910	603
Deferred	(3,379)	337
Net cash provided by operating activities	1,563	10,121
CASH FLOWS USED IN INVESTING ACTIVITIES:

Loan disbursements	(196,898)	(252,247)
Principal repayments on loans	203,927	246,800
Principal repayments on mortgage-backed securities designated
as available for sale	21,858	12,232
Proceeds from sale of investment securities designated
as available for sale	17,084	23,528
Proceeds from maturity of investment securities	14,961	1,211
Proceeds from disposition of assets	59	~~-~~
Proceeds from sale of other real estate owned	2,951	567
Purchase of investment securities designated
as available for sale	(63,187)	(46,031)
Purchase of insurance agency	(238)	-
Purchase of office premises and equipment	(1,881)	(5,441)
Net cash used in investing activities	(1,364)	(19,381)
Net cash provided by (used in) operating and investing activities
(balance carried forward)	199	(9,260)

See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
	For the Nine Months Ended
	September 30,
(In thousands)	2007	2006
	(Unaudited)
Net cash provided by (used in) operating and investing activities
(balance brought forward)	$199	$(9,260)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Net proceeds from securities sold under agreement to repurchase	1,193	22,838
Net increase (decrease) in deposit accounts	7,493	(14,691)
Proceeds from Federal Home Loan Bank advances	47,400	57,000
Repayments of Federal Home Loan Bank advances	(56,933)	(50,798)
Dividends on common shares	(3,367)	(3,096)
Purchase of treasury shares	-	(7,778)
Proceeds from issuance of shares under stock option plan	950	496
Tax benefit of stock options exercised	290	132
Net cash provided by (used in) financing activities	(2,974)	4,103
Net decrease in cash and cash equivalents	(2,775)	(5,157)
Cash and cash equivalents at beginning of period	23,247	26,400
Cash and cash equivalents at end of period	$20,472	$21,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Federal income taxes	$2,189	$1,549
Interest on deposits and borrowings	$35,791	$30,367

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Unrealized gains (losses) on securities designated as available for sale,
net of related tax benefits	$(98)	$740
Recognition of mortgage servicing rights in accordance with SFAS No. 140 and 156	$184	$312
Transfer from loans to real estate acquired through foreclosure	$521	$2,479
Transfer of loans to held for sale at market	$18,826	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Issuance of note payable in connection with the purchase
of insurance agency	$312	$-

Issuance of treasury stock in exchange for exercise of stock options	$252	$-

See accompanying notes to consolidated financial statements.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended September 30, 2007 and 2006

On July 19, 2007 WesBanco, Inc. (“WesBanco”) and Oak Hill Financial, Inc. (the “Company”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of the Company with and into WesBanco.  Under the terms of the Agreement and Plan of Merger, WesBanco will exchange a combination of its common stock and cash for the Company common stock.  The Company shareholders will be entitled to receive either 1.256 shares of WesBanco common stock or cash in the amount of $38.00 per share for each share of the Company common stock held subject to an overall allocation of 90% stock and 10% cash in the exchange.  Common stock received by the Company shareholders is anticipated to qualify as a tax-free exchange.  The transaction has been approved by the directors of both companies.

Consummation of the merger is subject to a number of customary conditions, including but not limited to (i) the approval of the Merger Agreement by the shareholders of WesBanco and the Company, and (ii) the receipt of the required regulatory approvals.  The transaction is expected to close in December 2007.

In connection with the Merger Agreement, WesBanco has identified approximately $33.3 million of gross loans which will be sold at or near the date of combination and are classified as held for sale at September 30, 2007. These loans were transferred from the loan portfolio to the held for sale category during the current quarter ended September 30, 2007 with Oak Hill recognizing a mark to market loss totaling $10.9 million, and a transfer of $3.5 million of allowance for loan loss to the lower of cost or market valuation allowance. Such loans primarily consist of Oak Hill’s internally criticized assets or represent credit concentrations that are not consistent with WesBanco’s lending philosophy and are comprised of $ 29.2 million of commercial real estate loans, $3.1 million of commercial loans and $1.0 million of residential real estate loans.

1. Basis of Presentation

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2006. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended September 30, 2007 and 2006

3. Liquidity and Capital Resources (continued)

At September 30, 2007, the Company had $404.2 million of certificates of deposit maturing within one year. It has been the Company’s historic experience that such certificates of deposit will be renewed with Oak Hill at market rates of interest. It is management’s belief that maturing certificates of deposit over the next year will similarly be renewed with Oak Hill at market rates of interest.

In the event that certificates of deposit cannot be renewed at prevalent market rates, the Company can obtain up to $237.9 million in advances from the Federal Home Loan Bank of Cincinnati (“FHLB”). Also, as an operational philosophy, the Company seeks to obtain advances to help with asset/liability management and liquidity. At September 30, 2007, the Company had $148.1 million of outstanding FHLB advances and $5.1 million of letters of credit pledged for public deposits.

The Company engages in off-balance sheet credit-related activities that could require the Company to make cash payments in the event that specified future events occur. The contractual amounts of these activities represent the maximum exposure to the Company. However, certain off-balance sheet commitments are expected to expire or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. These off-balance sheet activities are necessary to meet the financing needs of the Company’s customers. At September 30, 2007, the Company had total off-balance sheet contractual commitments consisting of $19.4 million to originate loans, $126.1 million in unused lines of credit and letters of credit totaling $2.1 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Company has adequate resources to meet its normal funding requirements. The lending commitments are generally secured by varying forms of collateral such as inventory, accounts receivable, equipment and other real estate.

The table below details the amount of loan commitments, unused lines of credit and letters of credit outstanding at September 30, 2007 by expiration period:

	One year	One to	After
(In thousands)	or less	three years	three years	Total

Loan commitments	$19,393	$-	$-	$19,393
Unused lines of credit	59,101	24,958	42,004	126,063
Letters of credit	1,322	786	-	2,108
	$79,816	$25,744	$42,004	$147,564

       The table below details the amount of contractual obligations outstanding at September 30, 2007, by expiration date:

	One year	One to	After
(In thousands)	or less	three years	three years	Total

Advances and letters of credit from the Federal Home Loan Bank	$41,550	$43,296	$68,355	$153,201
Securities sold under agreement to repurchase	15,534	-	42,000	57,534
Subordinated debentures	-	-	23,000	23,000
Lease obligations	489	502	615	1,606
	$57,573	$43,798	$133,970	$235,341

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended September 30, 2007 and 2006

4. Mortgage Servicing Assets

Activity with respect to the Company’s mortgage servicing assets for the periods ended September 30, 2007 and December 31, 2006 is as follows:

(In thousands)	September 30, 2007	December 31, 2006

Beginning balance	$3,440	$3,458
Recognition of mortgage servicing rights on sale of loans	184	367
Amortization	(276)	(385)
Ending balance	3,348	3,440

Beginning valuation allowance	(152)	(130)
Valuation allowance recorded	(81)	(22)
Valuation allowance recaptured
Ending valuation allowance	(233)	(152)
Net carrying value	$3,115	$3,288

5. Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options.  The computations were as follows:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding (basic)	5,339,004	5,467,480	5,350,252	5,379,089
Dilutive effect of assumed exercise of stock options	60,257	89,423	N/A	80,672
Weighted-average common shares outstanding (diluted)	5,399,261	5,556,903	N/A	5,459,761

Options to purchase 158,800 shares of common stock with a weighted-average exercise price of $34.88 were outstanding at September 30, 2007, but were excluded from the computation of common share equivalents for the nine month period ended September 30, 2007 because the exercise prices were greater than the average market price of the common shares. There is no dilutive effect for options for the three months ended September 30, 2007 due to the net loss. Options to purchase 172,550 shares of common stock with a weighted-average exercise price of $34.87 were outstanding at September 30, 2006 but excluded from the computation of common share equivalents for the nine and three month periods ended September 30, 2006 because the exercise prices were greater than the average market price of the common shares.

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

The Company is subject to income taxes in the U.S. federal jurisdiction, as well as, various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended September 30, 2007 and 2006

6. Income Taxes (continued)

judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

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

The tax benefit for the nine months ended includes the effect of $996,000 in non-taxable proceeds from life insurance, $2.0 million of non-taxable municipal income, and $825,000 new markets tax credit.

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

A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended September 30, 2007 and 2006

7. Critical Accounting Policies (continued)

provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans, consumer installment loans and credit card loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. These homogeneous loan groups are evaluated for impairment in accordance with SFAS No. 5.  With respect to the Company’s investment in commercial and other loans, and its evaluation of impairment thereof, management believes such loans are adequately collateralized and as a result impaired loans are carried as a practical expedient at the lower of cost or fair value.

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

The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore has not restated its financial statements for prior periods. Under this method, the Company has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Company has recognized compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered (“unvested equity-based awards”) that were outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards will be based on their grant-date fair value. For the nine months ended September 30, 2007 and 2006, the Company recorded $23,000 in compensation cost for equity-based awards that vested during the respective nine month periods ($15,000 after-tax, respectively). The Company has $37,000 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2007, which is expected to be recognized over a weighted-average period of one year.

SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (“excess tax benefits”) be classified as financing cash flows. The Company had $290,000 and $132,000 of tax benefits classified as financing cash flows for the nine months ended September 30, 2007 and September 30, 2006, respectively. At September 30, 2007, the intrinsic value of outstanding options totaled $3.1million.

There were no options granted during the nine months ended September 30, 2007 and the year ended December 31, 2006.

Oak Hill Financial, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended September 30, 2007 and 2006

8. Share-based Compensation (continued)

The Company has a stock incentive plan that provides for grants of options of up to 1,200,000 authorized, but unissued shares of its common stock, restricted stock, stock appreciation rights, and other equity-based compensation. The following is a summary of the changes in outstanding options for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	Nine Months Ended September 30, 2007		Year Ended December 31, 2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	434,383	$23.27	484,233	$23.14
Granted	-	-	-	-
Exercised	(67,583)	16.60	(33,300)	15.89
Forfeited	(10,300)	34.65	(16,550)	34.14
Outstanding at end of period	356,500	$24.21	434,383	$23.27

Exercisable at end of period	354,500	$24.17	429,383	$23.16
Weighted-average remaining contractual term		5.7 years		6.3 years

The following is a summary of the changes in restricted stock for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	Nine Months Ended September 30, 2007		Year Ended December 31, 2006
		Fair Value		Fair Value
	Shares	at Grant	Shares	at Grant

Outstanding at beginning of period	1,234	$30.30	3,594	$31.72
Granted	1,000	27.98	-	-
Vested	-	-	(1,893)	31.29
Cancelled	-	-	(467)	37.21
Outstanding at end of period	2,234	$29.26	1,234	$30.30

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2007 and 2006

Discussion of Financial Condition Changes from December 31, 2006 to September 30, 2007

The Company’s total assets amounted to $1.3 billion at September 30, 2007, a decrease of $780,000, or 0.1%, from the total at December 31, 2006. The decrease in assets was the result of a decrease of $9.7 million, or 1.0%, in loans receivable and mortgage servicing assets, which was partially offset by an $8.7 million increase in investment securities.

Cash and due from banks, federal funds sold, and investment securities, including mortgage-backed securities, increased by $6.0 million, or 3.3%, to a total of $184.8 million at September 30, 2007, compared to December 31, 2006. Investment securities increased by $8.7 million, as purchases of $63.2 million exceeded maturities and repayments of $36.8 million and sales of $17.1 million.  Federal funds sold decreased by $615,000 during the nine-month period ended September 30, 2007.

Loans receivable, including loans held for sale and mortgage servicing assets, totaled $1.0 billion at September 30, 2007, a decrease of $9.7 million, or 1.0%, from the comparable totals at December 31, 2006.  Loan disbursements and purchases totaled $209.5 million during the nine-month period ended September 30, 2007, which were partially offset by loan sales of $12.4 million, principal repayments of $196.9 million, and $10.9 million recorded in market value decline related to the mark-to-market effects associated with $33.3 million in gross loans identified as held for sale at September 30, 2007. These loans were identified as held for sale in connection with the requirements of the definitive agreement and pending merger with WesBanco, Inc. Loan disbursements and purchases decreased by $66.2 million when compared to the same period in 2006.  Sales volume decreased by $10.5 million when compared to the same period in 2006.  Loan originations declined primarily in the consumer loan area as competition in our market areas continues to intensify.  The decrease in the loan portfolio during the nine months ended September 30, 2007 was comprised of a $16.3 million, or 15.2%, decrease in installment loans and a $9.5 million, or 6.1%, decrease in commercial and other loans, which were partially offset by a $12.4 million, or 2.0%, increase in commercial and residential real estate loans and a $3.7 million, or 7.0%, increase in construction and land development loans. The allowance for loan losses totaled $9.6 million at September 30, 2007, a decrease of $3.3 million, or 25.7%, from  the total at December 31, 2006.  The allowance for loan losses represented 0.94% and 1.25% of the total loan portfolio at September 30, 2007 and December 31, 2006, respectively. This 31 basis point decrease is related to the transfer of loan loss allowance associated with loans transfered to held for sale at September 30, 2007,

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2007 and 2006

Net charge-offs totaled approximately $1.8 million for the nine months ended September 30, 2007 and 2006. The Company’s allowance represented 86.4% and 95.2% of the nonperforming loans, which totaled $15.2 million and $13.6 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, nonperforming loans were comprised of $8.4 million of loans secured primarily by commercial real estate, $1.7 million in commercial and other loans, $4.8 million secured by one-to-four family residential real estate, and $392,000 in installment and credit card loans. Approximately $11.4 million of non-performing loans at September 30, 2007 are recorded as held for sale and appropriately recorded at estimated fair value. In management’s opinion, based upon its ongoing review, knowledge, and current information, the carrying value of commercial and non-residential credits are appropriate and all nonperforming loans were adequately collateralized or reserved for at September 30, 2007.

Deposits totaled $950.4 million at September 30, 2007, an increase of $7.5 million, or 0.8%, over the total at December 31, 2006. Total savings and time deposits increased by $8.2 million, or 1.0%, during the period. Total demand deposits decreased by $767,000, or 0.8%, during the period. Brokered deposits totaled $34.9 million, or 3.7% of total deposits, with a weighted-average cost of 4.50% at September 30, 2007, as compared to the $39.5 million, or 4.2% of total deposits, with a 3.87% weighted-average cost at December 31, 2006. Proceeds from deposit growth were used primarily to fund loan originations and to pay down FHLB advances.

Advances from the Federal Home Loan Bank totaled $148.1 million at September 30, 2007, a decrease of $9.5 million, or 6.0%, from the total at December 31, 2006. Securities sold under agreements to repurchase totaled $57.5 million at September 30, 2007, an increase of $1.2 million, or 2.1%, over the total at December 31, 2006.

The Company’s stockholders’ equity amounted to $90.4 million at September 30, 2007, a decrease of $389,000, or 0.4%, from the balance at December 31, 2006. The decrease resulted primarily from dividends of $3.4 million and a $213,000 increase in the unrealized loss on securities available for sale, net of tax, which was partially offset by net earnings of $1.9 million and proceeds from options and related tax benefits of $1.2 million.

Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2007 and 2006

General

Net earnings for the nine months ended September 30, 2007 totaled $1.9 million, a $7.7 million, or 80.1%, decrease from net earnings reported in the comparable 2006 period. The decrease in earnings resulted primarily from a $10.9 million mark to market adjustment on loans held for sale, a $690,000 increase in general, administrative and other expenses, and a $699,000 decrease in net interest income, which were partially offset by a $4.4 million decrease in the provision for federal income tax expense and a $408,000 increase in total other income.

Net Interest Income

Total interest income for the nine months ended September 30, 2007, amounted to $63.7 million, an increase of $4.6 million, or 7.9%, over the comparable 2006 period. Interest income on loans totaled $57.6 million, an increase of $3.7 million, or 6.8%, over the 2006 period. This increase resulted primarily from a $9.2 million, or 0.9%, increase in the average portfolio balance, to a total of $1.0 billion for the nine months ended September 30, 2007, coupled with a 41 basis point increase in the average fully-taxable equivalent yield, to 7.43% for the nine month period ended September 30, 2007. Interest income on investment securities and other interest-earning assets increased by $982,000, or 19.1%. This increase resulted primarily from an $18.8 million, or 12.4%, increase in the average portfolio balance, to a total of $170.3 million for the nine months ended September 30, 2007, coupled with a 16 basis point increase in the average fully-taxable equivalent yield, to 5.51% for the nine months ended September 30, 2007.

Total interest expense amounted to $35.6 million for the nine months ended September 30, 2007, an increase of $5.3 million, or 17.7%, over the comparable 2006 period. Interest expense on deposits increased by $3.4 million, or 14.5%, to a total of $26.7 million for the nine months ended September 30, 2007. The increase resulted primarily from a 94 basis point increase in the average cost of deposits, to 4.15%, which was partially offset by a $112.7 million, or 11.6%, decrease in the average portfolio balance for the nine months ended September 30, 2007. Interest expense on borrowings increased by $2.0 million, or 28.5%, for the nine months ended September 30, 2007. The increase was due to a $52.4 million, or 29.1%, increase in the average borrowings outstanding for the nine months ended September 30, 2007, which was partially offset by a 2 basis point decrease in the average cost of borrowings, to 5.11% for the nine months ended September 30, 2007.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2007 and 2006

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $699,000, or 2.4%, for the nine months ended September 30, 2007, as compared to the same period in 2006. The interest rate spread decreased by 50 basis points, to 2.80% for the nine months ended September 30, 2007, compared to 3.30% for the nine months ended September 30, 2006. The fully-taxable equivalent net interest margin decreased by 16 basis points, from 3.39% to 3.23% for the nine months ended September 30, 2006 and 2007, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio.  As a result of such analysis, management recorded a $1.9 million provision for losses on loans for the nine months ended September 30, 2007, an increase of $218,000, compared to same period in 2006. The provision recorded was predicated on net charge-offs of $1.8 million, offset by an approximate $600,000 reduction in allowance allocations due to improvement in the credit quality of internally classified loans.

Other Income (Loss)

Other income (loss) totaled a loss of $425,000 for the nine months ended September 30, 2007, a decrease of $10.5 million, from the amount reported in the comparable 2006 period. This decrease resulted primarily from a $10.9 million mark to market adjustment, coupled with a $317,000 increase in loss on sale of other real estate owned, a $305,000, or 41.1%, decrease in gain on sale of loans, and a $70,000, or 2.7%, decrease in commission income offset by a $996,000 non-taxable gain recorded on insurance proceeds from bank owned life insurance, a $30,000, or 20.7%, increase in gain on sale of securities, and a $121,000, or 1.9%, increase in service fees, charges and other income. The mark to market adjustment on the loans held for sale is related to the $33.3 million of gross loans WesBanco identified as outside the parameters of their internal lending policy. The increase in service charges and other income resulted primarily from a $384,000, or 9.6%, increase in service charges and deposits, a $174,000, or 22.2%, increase in ATM fees, and $5,000, or 10.0%, increase in credit card fee income, which were partially offset by a decrease in other miscellaneous non-interest income income totaling $572,000, the effects of amortization and, impairment of mortgage servicing asset which decreased $122,000, and a $66,000 decrease in real estate servicing fees. The $305,000 decline on gain on sale of loans is attributable to a decrease in sales volume of Small Business Administration and residential real estate loans with contributing effects of $195,000 and $110,000, respectively.  The increase in the loss on sale of other real estate owned is attributable to the sale during the period of a REO property with a carrying value totaling $3.0 million.

General, Administrative and Other Expense

General, administrative and other expense totaled $25.7 million for the nine months ended September 30, 2007, an increase of $690,000, or 2.8%, over the amount reported in the 2006 period. The increase resulted primarily from a $608,000, or 4.8%, increase in employee compensation and benefits, a $404,000, or 13.3%, increase in occupancy and equipment expense, and a $327,000 increase in merger-related expenses in 2007, which were partially offset by a $395,000, or 5.4%, decrease in other operating expenses, a $72,000, or 6.7%, decrease in franchise taxes, and a $175,000, or 23.6%, decrease in amortization of core deposit intangible.

   The increase in occupancy and equipment expense was due primarily to a $195,000, or 23.0%, increase in maintenance contracts and a $132,000, or 11.2%, increase in depreciation expense associated with the Company’s expansion in 2006.  Additionally, the Company experienced a $63,000, or 11.1%, increase in utilities, property taxes and insurance, which was partially offset by a $13,000, or 2.6% decrease in rent expense net of rental income.  The increase in compensation and benefits resulted primarily from a $377,000, or 21.5%, decrease in the amortization of net loan costs associated with SFAS No. 91, a $223,000, or 1.8%, increase in salaries and wages, and a $75,000, or 7.7%, increase in payroll taxes, which were partially offset by a $6,000, or 0.8%, decrease in group insurance expense and a $63,000, or 39.4%, decrease in other employee benefits.  The decrease in other expenses resulted primarily from a $152,000 decrease in costs associated with improvements to the Company’s core processing system, a $368,000, or 69.1%, decrease in dealer participation expense, a $202,000, or 37.4%, decrease in marketing expense, a $31,000 favorable mark-to-market adjustment on the Company’s interest rate swaps, and a $79,000, or 44.3%, decrease in commissions paid, which were partially offset by a $359,000, or 43.5%, increase in credit and collection expense, a $134,000, or 26.3%, increase in ATM expense, a $55,000, or 60.5%, increase in employee training, a $27,000, or 7.1%, increase in courier expense, and a $60,000, or 50.5%, increase in losses associated with bad checks and overdrafts in 2007.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2007 and 2006

Federal Income Taxes

The federal income tax benefit amounted to $1.8 million for the nine months ended September 30, 2007, a decrease of $4.4 million compared to the a provision of $2.6 million for the same period in 2006. The decrease resulted primarily from a $12.1 million, or 99.1%, decrease in earnings before taxes, coupled with a $50,000 increase in New Markets Tax Credits pursuant to the Bank’s qualified investment in Oak Hill Community Development Corp. and the absence of tax effects associated with the $996,000 non-taxable gain related to insurance proceeds from bank owned life insurance.

Comparison of Results of Operations for the Three-Month Periods Ended September 30, 2007 and 2006

General

Net loss for the three months ended September 30, 2007 totaled $4.6 million, a $7.8 million decrease from the net earnings of $3.2 million reported in the comparable 2006 period. The decrease in earnings resulted primarily from an $11.0 million decrease in other income (loss) from the effects of the $10.9 million mark to market adjustment on loans transferred to held for sale, a $666,000 increase in the provision for losses on loans, a $100,000 decrease in net interest income, and a $97,000 increase in general, administrative and other expenses, which were partially offset by a $4.0 million decrease in the provision for federal income tax.

Net Interest Income

Total interest income for the three months ended September 30, 2007, totaled $21.6 million, an increase of $1.1 million, or 5.4%, from the comparable 2006 period. Interest income on loans totaled $19.5 million, an increase of $772,000, or 4.1%, over the 2006 period. This increase resulted primarily from a $7.9 million, or 0.8%, increase in the average portfolio balance, to a total of $1.0 billion for the three months ended September 30, 2007, coupled with a 23 basis point increase in the average fully-taxable equivalent yield, to 7.45% for the three month period ended September 30, 2007. Interest income on investment securities and other interest-earning assets increased by $333,000, or 18.5%. This increase resulted primarily from a $15.0 million, or 9.5%, increase in the average portfolio balance, to a total of $173.2 million for the three months ended September 30, 2007, coupled with a 32 basis point increase in the average fully-taxable equivalent yield, to 5.59% for the three months ended September 30, 2007.

Total interest expense amounted to $12.1 million for the three months ended September 30, 2007, an increase of $1.2 million, or 11.1%, over the comparable 2006 period. Interest expense on deposits increased by $813,000, or 9.9%, to a total of $9.1 million for the three months ended September 30, 2007. The increase resulted primarily from a 73 basis point increase in the average cost of deposits, to 4.13%, which was partially offset by an $92.9 million, or 9.6%, decrease in the average portfolio balance, to a total of $870.4 million for the three months ended September 30, 2007. Interest expense on borrowings increased by $392,000, or 15.1%, for the three months ended September 30, 2007. The increase was due to a $27.8 million, or 14.0%, increase in the average borrowings outstanding for the three months ended September 30, 2007 and a 5 basis point increase in the average cost of borrowings, to 5.22% for the three months ended September 30, 2007.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $100,000, or 1.0%, for the three months ended September 30, 2007, as compared to the same period in 2006. The interest rate spread decreased by 43 basis points, to 2.83% for the three months ended September 30, 2007, compared to 3.26% for the three months ended September 30, 2006. The fully-taxable equivalent net interest margin decreased by 10 basis points, from 3.34% to 3.24% for the three months ended September 30, 2006 and 2007, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio.  As a result of such analysis, management recorded a $1.1 million provision for losses on loans for the three months ended September 30, 2007, an increase of $666,000 compared to same period in 2006. The provision for losses on loans for the three months ended September 30, 2007 was primarily related to $780,000 in net charge-offs offset by an approximate $600,000 reduction in allowance allocations related to improvement in the credit quality of internally classified loans.

Oak Hill Financial, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the nine and three month periods ended September 30, 2007 and 2006

Other Income (Loss)

Other income (loss) totaled a loss of $7.7 million for the three months ended September 30, 2007, a decrease of $11.0 million, from the amount reported in the comparable 2006 period. This decrease resulted primarily from the mark to market charge on the $33.3 million in gross loans transferred to held for sale, a $127,000, or 14.3%, decrease in commission income, a $113,000, or 56.5%, decrease in gain on sale of loans, and a $14,000, or 11.1%, decrease in earnings on bank owned life insurance, which were partially offset by a $13,000, or 31.7%, increase in gain on sale of securities, the absence of a $12,000 loss on sale of other real estate owned, and a $180,000, or 8.7%, increase in service fees, charges and other income. The mark to market adjustment on the loans held for sale is related to the $33.3 million of gross loans WesBanco identified as outside the parameters of their internal lending policy. The increase in service charges and other income was due to the effects of amortization and, impairment of mortgage servicing assets totaling $44,000, a $24,000 decrease in real estate servicing fees, and a decrease in other miscellaneous non-interest income totaling $32,000, which were partially offset by an increase of $149,000 in service charges and deposits and an increase in ATM fees totaling $51,000 in the 2007 quarter.

General, Administrative and Other Expense

General, administrative and other expense totaled $8.6 million for the three months ended September 30, 2007, an increase of $97,000, or 1.1%, over the amount reported in the 2006 period. The increase resulted primarily from a $327,000 increase in merger-related expenses, a $94,000, or 2.2%, increase in employee compensation and benefits, and an $83,000, or 7.8%, increase in occupancy and equipment, which were partially offset by an $407,000, or 13.4%, net decrease in the operating expense categories of deposit insurance, amortization of core deposit intangible, franchise taxes, and other operating expenses.

The increase in occupancy and equipment expense was due primarily to a $50,000, or 17.4%, increase in maintenance contracts, a $26,000, or 6.2%, increase in depreciation expense, and an $8,000, or 6.3%, increase in rent expense net of rental income, which were partially offset by a $1,000 or 0.6%, decrease in utilities, property taxes and insurance. The increase in compensation and benefits resulted primarily from an $111,000, or 2.7%, increase in salaries and wages, a $36,000, or 12.6%, increase in payroll taxes, and an $8,000, or 1.7%, decrease in net loan costs capitalized pursuant to SFAS No. 91, which were partially offset by a $42,000, or 59.7%, decrease in other employee benefits, a $14,000, or 19.0%, decrease in directors’ fees and a $7,000, or 2.6%, decrease in group insurance.  The increase in other expenses resulted primarily from a $137,000, or 49.8%, increase in credit and collection expense, a $84,000, or 30.4%, increase in franchise tax expense, a $44,000, or 25.0%, increase in ATM expense, a $32,000 increase in cash shortages and overages, a $22,000, or 33.3%, increase in computer and PC expense, and a $10,000, or 35.8%, increase in employee training, which were partially offset by a $94,000, or 26.5%, decrease in professional fees, a $92,000 decrease in dealer participation expense, a $77,000, or 45.9%, decrease in marketing expense, $51,000, or 74.7%, decrease in commissions paid, a $45,000, or 30.8%, decrease in travel expense, and a $31,000 favorable mark-to-market adjustment on the Company’s interest rate swaps.

Federal Income Taxes

The federal income tax benefit amounted $3.2 million for the three months ended September 30, 2007, compared to the $861,000 provision recorded in the comparable period in 2006. The decrease resulted primarily from an $11.9 million decrease in earnings before taxes, coupled with a $25,000 increase in New Markets Tax Credits pursuant to the Bank’s qualified investment in Oak Hill Community Development Corp.

Subsequent Event

In October, 2007, Oak Hill Banks Community Development Corporation (“OHCDC”), a wholly-owned subsidiary, was selected by the United States Department of the Treasury to receive tax credit allocations under the New Markets Tax Credit program on up to $40.0 million invested in OHCDC by the Company’s primary subsidiary, Oak Hill Banks. In return, Oak Hill Banks will be eligible to earn tax credits equal to 39% of the amount invested over the next seven years.

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

At the end of the period covered by this report, the Company’s management, with the participation of its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2007.
The Company’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2007. Based on this evaluation, there were no changes in the Company’s internal control over financial reporting made during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Not applicable.

Item 1A:	Risk Factors

There have been no material changes from risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer, R. E. Coffman, Jr., dated November 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification of Chief Financial Officer, Dale B. Shafer, dated November 9, 2007, pursuant to Section 302 of SOX.

32.1	Certification of Chief Executive Officer, R. E. Coffman, Jr., dated November 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX.

32.2	Certification of Chief Financial Officer, Dale B. Shafer, dated November 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOX.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Hill Financial, Inc.

Date: November 9, 2007	By:	/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

Date: November 9, 2007	By:	/s/ Dale B. Shafer
Dale B. Shafer
Interim Chief Financial Officer